Form 10-K
period 1999-12-31
DELTATHREE COM INC
filed 2000-03-29
CIK 1086740

===============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          -----------------------
                                 FORM 10-K
                          -----------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                      COMMISSION FILE NUMBER 000-28063

                            DELTATHREE.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                DELAWARE                                  13-4006766
    (State or other jurisdiction of                    (I.R.S. employer
     incorporation or organization)                   identification no.)

       430 PARK AVENUE, SUITE 500
           NEW YORK, NEW YORK                                10022
(Address of principal executive offices)                  (Zip code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 588-3670

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                           None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                               NAME OF EACH EXCHANGE ON WHICH
           TITLE OF EACH CLASS                 THE SECURITIES ARE REGISTERED
-----------------------------------------   -----------------------------------
Class A Common Stock, par value $0.001             Nasdaq National Market
per share

        Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

        The aggregate market value of the Registrant's Class A common stock held by non-affiliates of the Registrant on March 22, 2000 was approximately $293,608,219 million. On such date, the last sale price of the Registrant's Class A common stock was $33.375 per share. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's Class A common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

        The number of shares outstanding of the Registrant's capital stock, as of March 22, 2000, is as follows:


                                                NUMBER OF SHARES OUTSTANDING
         TITLE OF EACH CLASS                         AT MARCH 22, 2000
-----------------------------------------   -----------------------------------
Class A Common Stock, $0.001 par value                   9,142,702
Class B Common Stock, $0.001 par value                   19,569,459


===============================================================================




                                     DELTATHREE.COM, INC.
                               1999 ANNUAL REPORT ON FORM 10-K

                                      TABLE OF CONTENTS
                                                                        PAGE
                                                                        ----
PART I

ITEM 1.  BUSINESS..........................................................3

ITEM 2.  PROPERTIES.......................................................21

ITEM 3.  LEGAL PROCEEDINGS................................................21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............21

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS.......................................23

ITEM 6. SELECTED FINANCIAL DATA...........................................26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...............................27

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......47

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE............................47

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............48

ITEM 11.  EXECUTIVE COMPENSATION..........................................51

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..58

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................61

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K........................................................66

SIGNATURES................................................................68

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................F-1



                            DELTATHREE.COM, INC.
                      1999 ANNUAL REPORT ON FORM 10-K

                                   PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

        We are a global provider of Internet Protocol (IP) telephony services, which include the transmission of voice and data traffic for communications carriers and the provision of enhanced Web-based and other communications services to individuals and businesses. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the public Internet or a private network, similar to the way in which e-mail and other data is transmitted. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering IP telephony services. We have built a privately-managed, global network using IP technology, and we have primarily been using this network to transmit traffic for communications carriers, including RSL Communications, Ltd., our parent company. This service is referred to as carrier transmission services.

        We are now using our expertise in IP telephony to provide our users with a package of enhanced IP communications services. Our on-line interactive communications portal, www.deltathree.com, enables users to make calls and send e-mail, as well as retrieve and forward voice mail, e-mail and faxes using one unified mailbox from anywhere in the world at any time. Our package of enhanced IP communications services includes PC-to- phone, D3 Box, Click IT, phone-to-phone, global roaming and YourDay.com.

        We provide our services at a cost to users that is generally lower than that charged by traditional carriers because we minimize our network costs by using efficient packet-switched technology and we generally avoid local access charges and by-pass international settlement charges by routing international long distance calls over our privately managed network.

        Carrier transmission services accounted for 71.7% of our total revenues in 1998 and 59.8% of our total revenues in 1999. As we expand our marketing and promotional efforts for our enhanced IP communications services, we expect revenue from these services, over time, to represent a majority of our total revenues.

        We market our enhanced IP communications services through our own Web site. In addition, we market these services through "communications centers" on the Web sites of other Internet companies. Communications centers enable viewers of those Web sites to directly access our services without leaving those Web sites. We have sought to establish marketing relationships with Internet companies that have strong brand names and high traffic volumes. To date, we have marketing relationships with CBS.com, CNET, Sony.com, Xoom.com and Yahoo! and we are continuing to pursue marketing relationships with other companies. We also have entered into distribution and marketing arrangements with communications equipment and software companies.

        In February 2000, we acquired YourDay.com, Inc., a leading on-line calendar and scheduling system that seamlessly integrates Personal Digital Assistants (PDAs), telephones and the Internet. As a result of this acquisition, users will be able to access their calendars and schedules on the Internet, over the phone or with their PDAs by using a synchronization tool for fast response and easy transfer of data. YourDay.com will be integrated into our existing service offerings.

        We were founded in 1996. In July 1997, RSL COM, a global facilities-based telecommunications company, acquired a controlling 51% interest in us. By April 1998, RSL COM had acquired the remaining 49% interest in us from existing shareholders, and we became a wholly-owned subsidiary of RSL COM. RSL COM currently owns shares of our Class B common stock representing approximately 95.5% of the combined voting power of all classes of our capital stock and approximately 68.1% of the economic interest in our company. We provide carrier transmission services to RSL COM. Such services accounted for 69.1% of our total revenues in 1998 and 67.2% of our total revenues in 1999.

        We registered 6,000,000 shares of our Class A common stock on a Form S-1 registration statement, which became effective on November 22, 1999. We received net proceeds of approximately $96,255,000 from the sale of the 6,900,000 shares at the initial public offering price of $15.00 per share on November 29, 1999. The managing underwriters for this offering were Lehman Brothers Inc., Merrill Lynch & Co., U.S. Bancorp Piper Jaffray, Lazard Freres & Co. LLC and Fidelity Capital Markets.

INDUSTRY SEGMENTS

        We only report in one industry segment. See "Notes to Consolidated Financial Statements - Note 14."

DESCRIPTION OF BUSINESS

        OUR OPPORTUNITY

GROWTH OF THE INTERNET AND E-COMMERCE

        The Internet has emerged as a significant global communications and commercial medium, enabling millions of people worldwide to communicate and providing businesses with an attractive means of marketing and selling their products and services. International Data Corporation (IDC), a market research firm, estimates that there were approximately 142 million Internet users worldwide at the end of 1998, and that the number of users worldwide will increase to approximately 500 million at the end of 2003. Internet users are increasingly using the Web as a way to communicate. Jupiter Communications, a market research firm, estimates that approximately 92.3% of all Internet users regularly use e-mail and 20.6% of all Internet users regularly participate in on-line "chat" rooms. Further, Jupiter estimates that an additional approximate 5.2% of all Internet users occasionally use e-mail and an additional 32.4% of all Internet users occasionally participate in on-line "chat" rooms. In addition, a recent study by E-Marketer, a market research firm, estimates that 9.4 billion e-mail messages are delivered daily. Internet users are also increasingly using the Web to purchase goods and services. IDC estimates that Internet users worldwide purchased more than $50.0 billion of goods and services in 1998, and that commerce over the Internet will grow to approximately $1.3 trillion of goods and services in 2003.

THE INCREASING SIGNIFICANCE OF IP COMMUNICATIONS

        Historically, the communications services industry has transmitted voice and data over separate networks using different technologies. Traditional carriers have typically built telephone networks based on circuit switching technology, which establishes and maintains a dedicated path for each telephone call until the call is terminated. Although a circuit-switched system reliably transmits voice communications, circuit switching does not efficiently use transmission capacity. When a telephone call is placed, a circuit is established, and the circuit remains dedicated for transmission of the call and unavailable to transmit any other call.

        Data networks have typically been built utilizing packet switching technology, such as IP, which divides signals into packets that are simultaneously routed over different channels to a final destination where they are reassembled in the original order in which they were transmitted. Packet switching provides for more efficient use of the capacity in the network because the network does not establish dedicated circuits and does not require a fixed amount of bandwidth to be reserved for each transmission. As a result, substantially greater traffic can be transmitted over a packet-switched network, such as the Internet, than a circuit-switched network.

        Traditional telecommunications carriers have historically avoided the use of packet switching for transmitting voice calls due to poor sound quality attributable to delays and lost packets which prevent real-time transmission. However, recent improvements in packet switching, compression and broadband access technologies, improved hardware and the use of privately-managed networks (such as our network) have significantly improved the quality of packet-switched voice calls, allowing for real-time transmission. Service providers that use privately managed networks are able to reduce packet loss and latency, or delay, because they are able to control the amount, timing and route of data transmitted.

        As a result, packet switching technology is now allowing service providers to converge their traditional voice and data networks and more efficiently utilize their networks by carrying voice, fax and data traffic over the same network. These improved efficiencies of packet-switching technology create network cost savings that can be passed on to the consumer in the form of lower long distance rates. In addition, international telephone calls carried over the Internet or private IP networks are less expensive than similar calls carried over circuit-switched networks primarily because they bypass the international settlement process, which represents a significant portion of international long distance tariffs.

        IDC estimates that in 1999, approximately 2.7 billion minutes will be carried over IP networks, generating approximately $0.6 billion in revenues. IDC also estimates that by 2004, IP minutes (retail and wholesale) and revenues will grow to approximately 135.0 billion minutes and approximately $20.7 billion, representing estimated compound annual growth rates of 119% and 103%, respectively. Beyond cost savings, we believe that advanced IP communications technologies will further the potential for the Internet to become the preferred medium of communications and commerce. For example, the integration of voice communications into the Web could serve to enhance existing text-based modes of Internet communications, such as e-mail and online chat, by adding a live, low-cost means to communicate. In addition, the advanced functionality of IP communications will provide e-commerce shoppers with the ability to speak directly with customer service representatives of on-line retailers providing the on-line retailer with the ability to offer responsive, real-time customer support and service.

INCREASE IN MODES OF COMMUNICATION

        The global communications services industry, encompassing voice, fax and data transmission, is experiencing significant growth. We believe the growth in global communications services is being driven by:

        o globalization of the world's economies and the worldwide trend toward communications deregulation and liberalization

        o  the growth of data and Internet traffic

        o  declining prices and a wider choice of products and services

        o technological advances and greater investment in communications infrastructure

        In addition, technological advancements have allowed for multiple modes of communication, such as cellular, voice-mail, e-mail and fax. We expect rapid growth in demand for services that unify and simplify the communications needs of users. For example, IDC expects that the market for unified messaging services will be more than $3.0 billion in 2002 from virtually nothing in 1997 and 1998.

LIMITATIONS OF EXISTING IP COMMUNICATIONS SOLUTIONS

        Although the growth of IP telephony historically has been limited by poor sound quality attributable to delays and packet loss, recent technological advancements have significantly improved the quality of packet- switched telephone calls. As a result, several large long distance carriers, including AT&T and Sprint, have announced IP telephony service offerings.

        In addition, most smaller service providers have begun to offer low-cost Internet telephony services from PCs to telephones and from telephones to telephones. Many of these service providers, however, offer their services only in certain geographic areas and provide limited services. In addition, many of these service providers use the Internet for transmission, rather than a privately-managed IP network. In using the Internet, rather than a privately- managed IP network, for transmission, these service providers have less control over the network management and monitoring functions that are necessary to ensure quality of service. Most of these service providers have not had the benefit of a well-capitalized parent company to help finance a global, privately-managed network.

OUR INTERACTIVE COMMUNICATIONS PORTAL

Our interactive communications portal, www.deltathree.com, acts as a single-source, on-line solution for our users and on-line marketing agents. Through our interactive communications portal, our users can:

        o view a description of all of our services, including pricing information

        o sign up for any of our services, including PC-to-phone, unified messaging and phone-to-phone

        o  download our software

        o recharge their account, either by entering their credit card information or authorizing automatic recharging

        o  send a PC-to-phone call

        o retrieve and forward their voice mail, e-mail and faxes through their D3 Box

        o  check real-time billing and usage information

        o communicate by e-mail with a deltathree.com customer service representative

        o  view answers to frequently-asked questions

        Through our interactive communications portal, our on-line marketing agents can:

        o  view a description of our on-line agent program

        o  sign up to serve as an on-line agent

        o  receive marketing tools to put on their own Web sites

        o  monitor their daily results

        o  view trends

        o  view commissions by promotions

OUR SERVICES

        We provide a comprehensive package of enhanced IP communications services. We provide some of our services on a prepaid or a per usage basis, while we offer other services for free to attract and retain users.

CURRENT SERVICES

        We currently provide the following services:

        PC-to-phone. Our PC-to-phone service enables a user to conveniently and inexpensively place a call to a standard telephone anywhere in the world directly from a personal computer while remaining on-line. In order to use this service, a user need only download our software for free from our Web site and have access to the Internet. Once the software is downloaded, the user is able to place a call from the user's PC and, while browsing the Web, speak to a party who uses a standard telephone.

        We are able to provide our PC-to-phone service at rates generally lower than those charged for traditional circuit switched calls. We are able to charge lower rates because our service utilizes packet-switched technology and because it routes calls directly from the Internet onto our privately-managed IP network and to the called destination, thus avoiding access and settlement rates associated with traditional international and domestic long distance telecommunications services. Our PC-to-phone service allows ease of use by enabling a user to make a call directly from a personal computer.

        D3 Box. Our unified messaging service enables a user to conveniently retrieve e-mail, voice mail and faxes, as well as send e-mail, from a single source. We offer a user the flexibility of retrieving messages by either logging on to www.deltathree.com or by placing a call using a standard telephone. A user retrieving messages through a computer can conveniently access and forward all e-mail, voice mail and faxes, while a user retrieving messages through a standard telephone can hear voice mail and have e-mail read by a computer-simulated voice.

        Click IT. Our Click IT service is a Web-based e-commerce service enabling individuals and businesses to place a link on their Web sites which, when clicked on by a user viewing the site, automatically initiates a telephone call from the user's computer to a designated telephone number specified by the owner of the Web site. In addition, a pop-up screen appears which advertises the host's products and services. This service allows e-commerce and business Web pages to support real-time voice calls from on-line customers. Our Click IT service can also be used to enable a user to place a call from his or her PC to any telephone number without having to download PC-to- phone software. We call this service Click IT phone booth.

        Phone-to-phone. Our phone-to-phone service enables a user to inexpensively place a call or send a fax from a standard telephone or a fax machine to anywhere in the world. Phone-to-phone calls originate and terminate on the PSTN, but travel primarily over our privately-managed IP network. Through our privately-managed IP network, we are able to carry phone-to-phone voice communications traffic. Similar to our PC-to-phone service, our phone-to-phone service is generally less expensive than traditional carriers' services. Users can access this service by dialing a local or toll-free access number and providing a pin number. Users are charged for toll and long distance calls on a per-minute basis. We receive payment for these calls by debiting pre-paid user accounts opened on-line and through the sale of pre-paid calling cards.

        Global roaming. Our global roaming service enables businesses and individuals to use a single account number to place phone-to-phone calls over our network from locations throughout the world using country-specific, toll-free access numbers, thereby bypassing local access charges. We currently offer toll-free access numbers in Austria, Canada, Finland, France, Germany, Hong Kong, Italy, Sweden, Switzerland, the United Kingdom and the United States.

        Carrier transmission services. To maximize use of our available network capacity, we offer carrier transmission services over our privately-managed IP network to telecommunications carriers. RSL COM is currently our largest carrier customer. RSL COM utilizes our network primarily to resell our transmission services to other communications carriers, as well as for the traffic RSL COM carries for its own retail customers.

        YourDay.com. YourDay.com is an on-line calendar and scheduling system that integrates personal assistant digital products, telephones and the Internet to allow individuals to access their scheduling and business data information from one centrally located Web site.

FUTURE SERVICES

        We intend to leverage our network to provide, and utilize our technological expertise to develop, additional enhanced IP communications services. These services will be accessible through our interactive communications portal.

        We currently expect our future services will include the following:


ENHANCED SERVICE                      SUMMARY DESCRIPTION

IP-initiated conference calls.......  Enables a user to set up a conference call through our interactive
                                      communications portal either by
                                      sending a notice of the planned call
                                      to all of the participants and having
                                      each participant dial a toll-free
                                      number or by arranging for each of
                                      the participants to be called by the
                                      automated system at the designated
                                      call time. This service eliminates
                                      the need for a conference operator,
                                      thereby saving time and money.

Phone-to-PC.........................  Enables a user to receive phone calls directly through the user's PC while
                                      remaining on-line. For example, a
                                      user on the internet will receive a
                                      pop-up screen stating that someone is
                                      calling. The user can then choose to
                                      forward the call to voice mail or to
                                      answer the call from the computer
                                      without logging off the internet. We
                                      believe this service will be
                                      attractive to users with a single
                                      telephone line, who would otherwise
                                      miss incoming calls while on-line or
                                      would need to install additional
                                      phone lines.

D3 Fax..............................  Enables users to conveniently send faxes directly from their computer to
                                      a standard fax machine anywhere in
                                      the world over the Internet. To use
                                      this service, a user only need
                                      download our software, set up a
                                      deltathree.com account and be
                                      connected to the Web when they wish
                                      to send a fax.

Information services................  Enables a user to have easy access to communications information, such as
                                      phone and e-mail directory services,
                                      with a single click on our
                                      interactive communications portal. We
                                      believe this service will further the
                                      use of our interactive communications
                                      portal as a single source for users'
                                      communications needs.

White boarding......................  Enables multiple users to view and edit the same document on their
                                      computers while speaking with each
                                      other through their PCs. We believe
                                      this service will be an efficient and
                                      cost-effective tool for businesses.

PC-to-PC ...........................  A voice enabled IP phone and chat service that enables users to place
                                      calls directly from their PC to other
                                      PCs while remaining on-line. Like
                                      PC-to-phone, in order to use this
                                      product a user will need only to
                                      download our software for free from
                                      our Web site and have access to the
                                      Internet.

CUSTOMER CARE

        Our services are supported by our on-line interactive customer care and billing center, which enables a user to set up a deltathree.com account, receive an account number and a personal identification number, pay by credit card for services, find answers to frequently asked questions and contact our customer service representatives. Once a user has established an account, the user can prepay for additional usage by credit card as well as access real-time detailed information which includes call logs and transaction records. Through our on-line billing system, a user can personalize the billing information to select the data most relevant to the user.

        Most user concerns can be addressed on-line. Users can find answers to many of their questions by referring to the "frequently asked questions" information section of our Web site. Other questions can be addressed by our customer support department that responds to user inquiries primarily through e-mails. We seek to respond to e-mail inquiries within 24 hours. We strive to continually improve our customer care center on our interactive communications portal to meet the evolving needs of our users. In addition to our on-line customer care, we also provide 24 hour, seven days a week telephone support.

OUR MARKETING, ADVERTISING AND PROMOTIONAL PROGRAMS

        We have developed and will continue to develop diversified marketing, advertising and promotional programs to stimulate demand for our services by increasing brand awareness. In the past, we have allocated limited resources to marketing, advertising and promoting our services, relying primarily on RSL COM to generate demand for our services. We intend to increase our independent marketing efforts substantially in order to increase our user base and to increase the frequency of use of our services by our registered users and new users. We will also seek to form new relationships with Internet businesses which we believe can promote our services to a wide range of potential users and generate demand for our services.

        Our marketing, advertising and promotional programs include:

        ON-LINE MARKETING RELATIONSHIPS. We encourage other companies to link their Web sites to us either by creating "communications centers" on their Web sites or by placing a deltathree.com banner on their Web sites and directing their customers to us for their communications needs. We pay fees for the placement of these banners and, in addition, we offer these companies a percentage of the revenue generated by users that click-through their Web site to use our services. To date, we have entered into marketing relationships with six Internet companies, as described below, and we are continuing to pursue marketing relationships with other companies.

        o SenseNet. In February 2000, we entered into a services agreement with SenseNet Inc. Under this agreement, SenseNet has agreed to provide a hyperlink from its Web site to our Web site. In addition, we will provide our IP telephony services to SenseNet. The initial term of this agreement is six months. SenseNet has agreed to pay us a minimum of $416,666.67 per month during the term of the agreement, due on or prior to December 31, 2000.

        o Yahoo! In October 1999, we entered into a marketing and promotion agreement with Yahoo! Under this agreement, Yahoo! has agreed to include banners and other promotions on various Yahoo! domestic and international Web sites that will link to areas of our Web site dedicated to our PC-to-phone service and certain of our other enhanced IP communications services. Yahoo! will also send e-mails to certain international and domestic registered users of Yahoo! e-mail with exclusive offers for our PC-to-phone service. In addition, Yahoo! will create and place on Yahoo! Broadcast.com audio advertisements for our enhanced IP communications services. The initial term of this contract is one year. We have committed to pay Yahoo! $850,000 per quarter, in addition to a $600,000 initial payment, for the services provided.

        o CNET. In October 1999, we entered into a marketing and promotion agreement with CNET. Under this agreement, merchants on CNET's shopping sites will be able to integrate our PC-to-phone software to enable users to make a PC-to-phone call directly to such merchant from the CNET shopping site using our Click IT service. In addition, CNET has agreed to display banners and other promotions on its Web sites that will link to our Web site. The initial term of the contract is two years. We have agreed to pay CNET $1,062,500 per quarter for the services provided. We have committed to pay an additional $1,250,000 in each year of the contract, a portion of which was allocated to the third quarter of 1999.

        o CBS.com. In August 1999, we entered into a marketing agreement with CBS.com. Under this agreement, we are the exclusive provider of enhanced IP communications services, including PC-to-phone, phone-to-phone, unified messaging and Click It services, on the CBS.com Web site. CBS will provide links from its Web pages to our Web site and promote our services through co-branded areas on its Web site, known as the "DeltaThree/CBS Communication Center," and through a dedicated monthly e-mail to e-mail addresses contained in its database. In addition, our advertising banners will be placed on the CBSMarketWatch.com Web site. The term of this agreement is two years. We have agreed to pay CBS $424,998 per quarter for the services provided.

        o Sony.com. In August 1999, we entered into a marketing agreement with Sony.com. Under this agreement, a co-branded area known as the "Communication Center" will be established and will offer users links to our enhanced IP communications services. Sony has agreed to include fixed links to the Communication Center on the Sony.com Web site, which includes sonymusic.com, sony.spe.com, station.sony.com and infobeat.com. The initial term of this agreement is two years. We have agreed to pay Sony $30,000 per quarter for the services provided.

        o Xoom.com. In June 1999, we entered into a co-marketing agreement with Xoom.com, Inc. Xoom will provides links to our interactive communications portal and promotes our services through co-branded areas on its Web site and through periodic e-mails to its customers. Xoom has established an IP "Communications Hub" on its home page. In addition, under this agreement, Xoom will:

           o integrate our services with the Xoom chat network of 250,000 chat rooms

           o   offer our services with Xoom greeting cards

           o integrate our services with Xoom's directory services (White Pages & Yellow Pages)

The initial term of this agreement is two years. We have agreed to pay Xoom $240,000 per quarter for the services provided.

        We continue to seek to identify additional Internet businesses and Web portals with strong brand names or high traffic volumes with which we can establish marketing relationships similar to those described above. We will expense costs under these agreements as they are incurred. As we have only recently entered into the marketing relationships described above, to date we have not generated material revenue from them.

        PRIVATE LABELING. We have entered into agreements with three service providers to distribute our services under their own private labels. Instead of sending customers to the deltathree.com interactive communications portal, a service provider markets our services under its own brand name, while contracting with us to provide the services under their private label. In our agreements with these providers, we often stipulate that the provider's Web site will say "powered by deltathree.com." Our private label customers include both on-line and off-line providers who market our services to their customer base. We believe service providers are attracted to our private label services because it allows them to capitalize on their name recognition in their home market while providing our high-quality, low-cost services.

        Our agreement with MediaRing Pte Ltd was our first private labeling agreement and served as our prototype for this promotional effort and serves as a continuing source of revenues. Under this agreement, we integrate our PC-to-phone service into MediaRing's PC-to-PC service, thereby providing MediaRing's customers with a bundled package of communications services. Our services are provided under MediaRing's brand name; however, MediaRing's Web site states that it is "powered by deltathree.com." In addition, we also provide the back- office and billing support for MediaRing.

        ON-LINE AGENT COMMISSION PROGRAM. We have developed a Web-based agent program that allows for rapid agent enrollment and agent account maintenance. Through our on-line agent interactive center, any individual with their own Web site can:

           o   take a tour of our on-line agent program

           o   complete an application to be an on-line agent

           o be approved within 24-48 hours after completing the application

           o if approved, execute our on-line agent agreement through a secured site

           o receive an agent identification number and instructions on how to proceed as an agent

           o   download deltathree.com banners to post on their Web site

           o track the number of people who have clicked through to www.deltathree.com and signed up for our services

           o   track the commissions that are due to them

        Agents may devise their own marketing programs, including Web-links, direct mail campaigns or co- branding of our services in select markets. Agents receive as commissions a percentage of revenue generated from end users who sign up for our services through the agent's Web site. We believe that providing our agents with easy, on-line access to these marketing tools helps us to maximize the number of agents selling our services while significantly reducing the resources needed to recruit agents.

        OFF-LINE AGENT COMMISSION PROGRAM. Our off-line agent commission program allows non-Web agents to design their own marketing programs to solicit sales of our services. Off-line agents market and advertise through traditional channels such as newspaper and magazine advertisements, direct mail campaigns and telemarketing campaigns. Off-line agents receive a percentage of revenue generated from users who sign up for our services through the agent's programs. We currently have relationships with more than 30 off-line agents that have generated revenue for us.

        RESELLER PROGRAM. We offer individuals and businesses the opportunity to become resellers of our services through our reseller program. Resellers are able to purchase bulk deltathree.com account numbers at wholesale rates that they are then able to resell to private individuals as either phone-to-phone calling cards or PC-to-phone accounts.

        DIRECT SALES. We have a direct sales force that is targeting organizations that are currently not optimizing the marketing potential of their Web sites. As with other on-line agents, we offer these on-line agents the opportunity to market our services and products through their Web pages to generate revenue from services we deliver as a result of links from their Web sites.

        TRADITIONAL AND ON-LINE ADVERTISING. We intend to continue to advertise in both traditional advertising mediums, such as direct mail, newspapers and magazines, and through emerging on-line formats, such as banners.

        INNOVATIVE MARKETING TOOLS. We intend to continue to develop innovative marketing products and promotions to increase our user base. For example, in December 1998, we introduced innovative voice-enabled electronic greeting cards on a promotional basis. Sent over the Web, V-Greetings enable the recipient to click on a link in the greeting card, automatically downloading our PC-to-phone software allowing the recipient to place a free PC-to-phone call to the card sender's standard telephone. V-Greeting cards are available on-line and are designed to promote different holidays, such as Christmas, Chanukah, Valentine's Day, Mother's Day and Chinese New Year and other special occasions. To date, more than
1.1 million V-Greeting cards have been sent. Of those V-Greeting cards that have been sent, approximately 360,000 of the recipients have downloaded our PC-to-phone software and made a free PC-to-phone call. We believe that V-Greeting cards is an effective marketing tool to introduce our services to potential users.

OUR NETWORK

        In order to provide high-quality, low-cost service, we operate a privately-managed, IP telephony network. By managing our network, we have the ability to regulate traffic volumes for the communications traffic we carry and directly control the quality of our services from our originating POP to the termination point. In addition, our network allows us to avoid the significant transmission delays associated with the highly congested Internet, which may impede delivery of high-quality, reliable services to our users. As of March 22, 2000, our network consisted of:

        o  46 POPs in 29 countries

        o  gateways, gatekeepers and routers at each POP

        o  hubs in New York, Los Angeles, London, Frankfurt and Hong Kong

        o  dedicated leased bandwidth

        o  interconnections with the RSL COM network

        o peering arrangements with Internet backbone providers, enabling transmission efficiency

        o  a technologically-advanced network operations center

POPS

        We intend to further develop our network to increase our number of POPs. We currently have 46 POPs in the following locations:

           Austria (Vienna)                         Hong Kong
           Bangladesh (Dhaka)                       Hungary (Budapest)
           Belgium (Brussels)                       Iceland (Reykjavik)
           Brazil (Rio de Janeiro)                  India (Bombay)
           Brazil (Sao Paulo)                       Israel (Jerusalem)
           Brazil (Jose de Compos)                  Israel (Rosh Ha'ayin)
           China (Beijing)                          Israel (Tel Aviv)
           China (Beijing 2)                        Korea (Seoul 1)
           China (Beijing 3)                        Korea (Seoul 2)
           China (Shanghai)                         Malaysia (Kuala Lumpur)
           Colombia (Bogota)                        Mexico (Mexico City)
           Colombia (Cali)                          Norway (Oslo)
           Czech Republic (Prague)                  Peru (Lima)
           Ecuador (Quayaquil)                      Russia (Moscow)
           Ecuador (Quito 1)                        Russia (Nijnei)
           Ecuador (Quito 2)                        Russia (Samara)
           Finland (Helsinki)                       Russia (St. Petersburg)
           France (Paris)                           Spain (Madrid)
           Germany (Frankfurt)                      Sweden (Stockholm)
           Greece (Athens)                          Turkey (Istanbul)
           Greece (Rhodes)                          United Kingdom (London)
           Greece (Saloniki)                        United States (Los Angeles)
           Holland (Rotterdam)                      United States (New York)

GATEWAYS, GATEKEEPERS AND ROUTERS

        The gateway acts as an entrance into and exit from our network for communications traffic. At the origination POP, the gateway accepts the communications traffic from the public switched telephone network (PSTN) and compresses this traffic into IP packets for transmission over our network. The gatekeeper determines the most cost-effective route for each packet of communications traffic and the routers then direct the packets to their destination. Upon termination, the gateway decompresses and reconverts the packets into a circuit-switched signal, thereby enabling the traffic to exit our network on to the PSTN. We use gateways and gatekeepers developed by Ericsson and routers developed by Cisco.

HUBS

        Our network has five hubs located in New York, Los Angeles, London, Frankfurt and Hong Kong which serve as backbone points for our network and which allow our network to directly interconnect with the PSTN and the Internet. In addition, at each of our five hubs, we co-locate our gateways with the Ericsson international gateway switches on RSL COM's network. Our multiple hub structure provides us with the ability to handle high volumes of traffic transmitted over our network. By establishing multiple hubs, we have greater flexibility to choose from multiple bandwidth suppliers, allowing us to optimize quality and cost savings. In addition, our multiple hub structure enables us to more efficiently direct the routing of traffic. For example, communications traffic between Belgium and France does not need to be routed to our New York hub but can be sent through our London hub. This enables better use of allocated bandwidth and reduces delay between originating and terminating sites.

LEASED BANDWIDTH

We connect our hubs and POPs through a network of dedicated leased bandwidth. By leasing bandwidth, we can avoid using the Internet as our primary means for the transmission of communications traffic. We can therefore avoid the significant transmission delays associated with the highly-congested Internet, which may impede delivery of high-quality, reliable services to our users. Through our relationship with RSL COM, which owns or leases substantial bandwidth for its own business, we have access to bandwidth. We are able to take advantage of RSL COM's volume discounts and achieve cost efficiencies that we could not achieve on our own. In addition, we also lease bandwidth directly or indirectly from several other telecommunications carriers.

INTERCONNECTIONS WITH RSL COM NETWORK

        RSL COM interconnects its network with our network in addition to supplying us with low-cost bandwidth. The interconnections with RSL COM provide us with access to major PSTNs throughout the world, the ability to terminate communications traffic virtually anywhere in the world and the ability to terminate traffic over RSL COM's network in the event of a network failure.

PEERING

        Our network also connects with Internet exchange points to provide access to and from the Internet. We have direct and indirect peering arrangements with Internet backbone providers in order to support IP services to and from the Internet. These arrangements allow us to access the Internet directly, minimizing the amount of time our users' communications traffic has to travel over the Internet.

NETWORK OPERATIONS CENTER

        To service our network effectively, we have established a network operations center (NOC) which monitors and manages our network from a central location, 7 days a week, 24 hours a day. The NOC monitors all aspects of our network, including the routers, databases, switches, leased lines, Internet connections, gatekeepers and gateways, to ensure that they are functioning at optimal levels. In the event of a failure of any of these network components, NOC personnel are provided with a real-time, systems-generated notification via an instant messaging system consisting of pagers, cellular phones, screen pop-ups and e-mail, which identifies the malfunction so that proper measures can be taken to restore service in a timely fashion. Our NOC utilizes a combination of proprietary and leading industry technologies based upon Hewlett-Packard Open View software. By utilizing technologically- advanced, real-time management and monitoring systems, we seek to reduce system downtime and ensure that our users will not experience any noticeable interruption in their service.

ADVANTAGES OF OUR NETWORK

        Our network is engineered to provide the following advantages:

        o scalability. The software and hardware that we use in our network is scalable, allowing for new POPs to be easily integrated into our network with minimal incremental investment.

        o flexibility. Our multiple hub structure and our interconnections with RSL COM and other carriers provide us with numerous routing options and greater flexibility to handle changing traffic patterns.

        o rapid integration of services. We can introduce new services and duplicate existing services without having to deploy additional equipment at each POP on our network.

        o manageability. Our privately-managed network allows us to directly control the quality of our services over our network from one central location.

        o accessibility. Our privately-managed network allows users to gain access to our enhanced services from any country in which a POP has been established.

        o global reach. By using our network, we are able to cost-effectively terminate communications traffic to over 200 countries.

PROPRIETARY RIGHTS

        We rely or expect to be able to rely on patent, trademark and trade secret laws, confidentiality agreements and other contractual arrangements with our employees, strategic partners and others to protect our proprietary rights.

        We have a registered trademark for "Delta Three(TM)," "YourDay.com(TM)" and "Anytime, Anywhere(TM)" in the United States. We have submitted trademark applications for the name "Delta Three(TM)" for the following jurisdictions: Brazil, Colombia, Japan, Mexico, the Russian Federation, Venezuela and the European Community under EC trademark regulation. In addition, we have submitted trademark applications in the United States for the names "V-Greetings(TM)," "Click IT(TM)," "D3 Fax(TM)," "deltathree.com(TM)," "D3 Box(TM)" and "deltathree.com the Communications Portal(TM)." We do not currently own any registered copyrights. In addition, we have filed one patent application in each of the United States and Israel for a remote telephone configuration in connection with our V-Greeting product. These applications may not result in any patents or trademarks being issued and, if issued, these patents or trademarks may not provide adequate protection against competitive technology and may not be held valid and enforceable if challenged. In addition, other parties may assert rights as inventors of the underlying technologies, which could limit our ability to fully exploit the rights conferred by any patents that we receive. Our competitors may be able to design around any of the patents that we receive, and other parties may obtain patents that we would need to license or circumvent in order to exploit our patents.

        To further safeguard our intellectual property, we have a policy that requires our employees to execute confidentiality and technology ownership agreements when they begin their relationships with us. For a discussion of recent litigation, see "Legal Proceedings."

REGULATORY ENVIRONMENT

    REGULATION OF IP TELEPHONY

        The use of the Internet and private IP networks to provide telephone service is a recent market development. While we believe that the provision of voice communications services over the Internet and private IP networks is currently permitted under United States law, some foreign countries have laws or regulations that may prohibit voice communications over the Internet.

        United States. We believe that, under United States law, based on specific regulatory classifications and recent regulatory decisions, the IP communications services that we provide constitute information services (as opposed to regulated telecommunications services). As such, our services are not currently regulated by the Federal Communications Commission (FCC) or any state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of our operations may be subject to state or federal regulation, including regulation governing universal service funding, disclosure of confidential communications, copyright and excise tax issues. However, we cannot assure you that our services will not be regulated in the future. Several efforts have been made in the United States to enact federal legislation that would either regulate or exempt from regulation communications services provided over the Internet. Increased regulation of the Internet may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect our business, operating results, financial condition and future prospects.

        In addition, the FCC is currently considering whether to impose surcharges or other common carrier regulations upon some providers of Internet and IP telephony, primarily those which provide Internet and IP telephony services to end users located within the United States. Although the FCC decided that information service providers, including Internet and IP telephony providers, are not telecommunications carriers, various companies have challenged that decision. Congressional dissatisfaction with the FCC's conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect our business, financial condition, operating results and future prospects. On April 10, 1998, the FCC issued a report to Congress discussing its implementation of universal service provisions contained in the 1996 amendments to the Communications Act of 1934. In the report, the FCC indicated that it would examine the question of whether certain forms of phone-to-phone IP telephony are information services or telecommunications services. The two are treated differently in several respects, with certain information services being more lightly regulated and not subject to universal service contribution obligations. The FCC noted that it did not have, as of the date of the report, an adequate record on which to make a definitive ruling, but that the record suggested that certain forms of phone-to- phone IP telephony appear to have the same functionality as non-IP telecommunications services and lack the characteristics that would render them information services. In September 1998, two regional Bell operating companies advised Internet and IP telephony providers that they would impose access charges on Internet and IP telephony traffic. It is uncertain at this time whether these companies will actually impose access charges or when such charges will become effective. In addition, one of these regional Bell operating companies has recently filed a petition with the FCC seeking the imposition of access charges on phone-to-phone Internet and IP telephony services. On September 29, 1999, the FCC released a notice of inquiry seeking information on the extent to which phone-to-phone IP telephony services might impact the accessibility of telecommunications services to people with disabilities, including opportunities for achieving greater accessibility for IP telephony and the extent to which IP telephony is now, or soon will be, an effective substitute for conventional circuit-switched telephony. On October 22, 1999, the FCC released a notice of proposed rulemaking on collecting information on the status of local telephone service competition and the deployment of advanced telecommunications capability. The FCC recognized that, while it does not regulate Internet services, IP telephony may become an important substitute for circuit-switched telephony and should be included in evaluating local competition. Also, the FCC asked whether it should undertake a more specific determination of the extent to which the Internet is being used to provide telephony services.

        If the FCC were to determine that certain services are subject to FCC regulations as telecommunications services, the FCC may require providers of Internet and IP telephony services to be subject to traditional common carrier regulation, make universal service contributions, and/or pay access charges. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation which would apply to Internet and IP telephony providers. Any such determinations could materially adversely affect our business, financial condition, operating results and future prospects to the extent that they negatively affect our cost of doing business or otherwise slow the growth of our business.

        State regulatory authorities may also retain jurisdiction to regulate the provision of intrastate Internet and IP telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such services. Others could initiate proceedings to do so. If such regulations are adopted, they could materially adversely affect our business, financial condition, operating results and future prospects. Based on information users provide to us when they sign up to use our services, we estimate that approximately 55% of our IP communications services are provided to carriers or users in the United States.

        International. The regulatory treatment of Internet and IP telephony outside of the United States varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony may also prohibit Internet and IP telephony. Other countries permit but regulate Internet and IP telephony. Some countries will evaluate proposed Internet and IP telephony service on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. Finally, in many countries, Internet and IP telephony has not yet been addressed by legislation or regulatory action. Increased regulation of the Internet and/or Internet and IP telephony providers or the prohibition of Internet and IP telephony in one or more countries, or more aggressive enforcement of existing regulations in such countries, could materially adversely affect our business, financial condition, operating results and future prospects.

        For example, we believe that our services fall outside the classification of regulated voice telephony services in the European Union. The European Union regulatory regime distinguishes between voice telephony services and other telecommunications services. In Services Directive 90/388/EEC, issued in 1990, the European Commission required Member States to allow competition for all telecommunications services except voice telephony and certain other services. The Services Directive was amended in 1996 by Commission Directive 96/19/EC, which required the liberalization of all telecommunications services, including voice telephony, by January 1, 1998, except in certain member states that were granted extended compliance periods. In addition, Directive 96/19/EC requires that services other than voice telephony be subjected to no more than a general authorization or declaration procedure. For purposes of these Directives, "voice telephony" is defined as the commercial provision for the public of the direct transport and switching of speech in real time between public switch network termination points.

        On January 10, 1998, the Commission issued a Notice addressing whether IP telephony was voice telephony and thus subject to regulation as voice telephony by the Member States. As noted by the Commission, a determination that IP telephony constitutes "voice telephony" may trigger significant regulatory consequences with respect to, among other things, licensing requirements and contributions to universal service funding. Consistent with its earlier directives, the Commission stated that Internet telephony could properly be considered voice telephony only if all elements of its "voice telephony" definition were met. In this January 1998 Notice, the Commission concluded that no form of IP telephony currently meets the definition of "voice telephony" subject to Member States' regulation. The Commission noted, however, that its conclusion that IP telephony cannot be considered voice telephony may not apply to particular forms of service provisions where, for example, an IP telephony service is marketed as an alternative form of voice telephony service, users can dial out to any telephone number, and the provider guarantees the quality of the IP voice service by bandwidth reservation and claims that the quality of the IP voice service is the same as traditional voice telephony service. Accordingly, the Commission concluded that while voice over the Internet services cannot "for the time being" be generally classified as "voice telephony," the situation must be kept under review in light of technological and market developments. The Commission intends to review its Notice periodically.

        On November 10, 1999, the Commission released a communication stating: "Assuming that over time the voice over the Internet service meets the key criteria for classification as voice telephony under the regulatory framework," this service would be regulated like other voice telephony services and covered by general authorizations. The Commission has announced that it is drafting a report on regulating the quality of voice telephony services and related consumer protection issues and another report discussing the new Internet telecommunications services and their impact on the European Union's regulatory and policy framework. We cannot predict what the content of such reports will be, or what impact, if any, they may have on our business.

        Based on the Commission's current position, providers of IP telephony should be subjected to no more than a general authorization or declaration requirement by the European Union Member States. The Member States of the European Union are: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom. However, we cannot assure you that more stringent regulatory requirements will not be imposed by individual Member States, since the Commission's Notice is not binding on the Member States. The Member States therefore are not obligated to reach the same conclusions as the Commission on this subject so long as they adhere to the definition of "voice telephony" in the Services Directive. In fact, France is currently conducting an investigation into how IP telephony should be regulated. We cannot assure you that the services provided over our network will not be deemed voice telephony subject to heightened regulation by one or more EU Member States. Moreover, we cannot assure you that our failure or the failure of any of our partners to obtain any necessary authorizations will not have a material adverse effect on our business, financial condition, operating results and future prospects.

        As we make our services available in foreign countries, and as we facilitate sales by our partners to end users located in foreign countries, such countries may claim that we are required to qualify to do business in the particular foreign country. Such countries may also claim that we are subject to regulation, including requirements to obtain authorization for the provision of voice telephony or other telecommunications services, or for the operation of telecommunications networks. It is also possible that such countries may claim that we are prohibited in all cases from providing our services or conducting our business as conducted in those countries. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so or to comply with foreign laws and regulations could materially adversely affect our business, financial condition, operating results and future prospects, including by subjecting us to taxes and penalties and/or by precluding us from, or limiting us in, enforcing contracts in such jurisdictions.

        Our partners may also currently be, or in the future may become, subject to requirements to qualify to do business in a particular foreign country, comply with regulations, including requirements to obtain authorizations for the provision of voice telephony or other telecommunications services or for the operation of telecommunications networks, or to cease providing services or conducting their business as conducted in that country. We cannot be certain that our partners either are currently in compliance with any such requirements, will be able to comply with any such requirements, and/or will continue in compliance with any such requirements. The failure of our partners to comply with such requirements could materially adversely affect our business, financial condition, operating results and future prospects.

        One of our competitors recently disclosed that access to its PC-to-phone service was blocked in certain countries in Asia and the Middle East by government-controlled telecommunications companies, and that it intended to negotiate agreements to continue to provide its services in those countries but could not give assurances that such negotiations would be successful. Another of our competitors recently disclosed that it has received a letter from the Israel Minister of Communications requesting that it cease and desist terminating calls over the Internet in Israel. Although we have not received any similar notices from these regulators and we do not know specifically how these competitors operate in such countries or why they received such notices, there can be no assurance that such regulators or any other regulator may not block our service or send us similar cease and desist orders in the future.

    OTHER REGULATION AFFECTING THE INTERNET

        United States. Congress has recently adopted legislation that regulates certain aspects of the Internet, including on-line content, user privacy and taxation. For example, the Internet Tax Freedom Act prohibits certain taxes on Internet uses through October 21, 2001. We cannot predict whether substantial new taxes will be imposed on our services after that date. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress is, for example, currently considering legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, privacy and digital signatures. Various states have adopted and are considering Internet-related legislation. Increased United States regulation of the Internet may slow its growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, financial condition, results of operations and future prospects.

        International. The European Union has also enacted several directives relating to the Internet. The European Union has, for example, adopted a directive on data protection that imposes restrictions on the processing of personal data which are more restrictive than current United States privacy standards. Under the directive, personal data may not be collected, processed or transferred outside the European Union unless certain specified conditions are met. In addition, persons whose personal data is processed within the European Union are guaranteed a number of rights, including the right to access and obtain information about their data, the right to have inaccurate data rectified, the right to object to the processing of their data for direct marketing purposes and in certain other circumstances, and rights of legal recourse in the event of unlawful processing. The Directive will affect all companies that process personal data in, or receive personal data processed in, the European Union, and may affect companies that collect or transmit information over the Internet from individuals in the European Union Member States. In particular, companies with establishments in the European Union may not be permitted to transfer personal data to countries that do not maintain adequate levels of data protection.

        In addition, the European Union has adopted a separate, complementary directive which pertains to privacy and the processing of personal data in the telecommunications sector. This directive establishes certain requirements with respect to, among other things, the processing and retention of subscriber traffic and billing data, subscriber rights to non-itemized bills, and the presentation and restriction of calling and connected line identification. In addition, a number of European countries outside the European Union have adopted, or are in the process of adopting, rules similar to those set forth in the European Union directives. Although we do not engage in the collection of data for purposes other than routing calls and billing for our services, the data protection directives are quite broad and the European Union privacy standards are stringent. Accordingly, the potential effect of these data protection rules on the development of our business is uncertain.

COMPETITION

        We compete in both the market for enhanced IP communications services and the market for carrier transmission services. Each of these markets on a stand-alone basis is highly competitive and has numerous service providers.

        According to International Data Corporation (IDC), a market research firm, by mid-1999 there were an estimated 300 IP telephony service providers worldwide. In an August 1999 report on IP telephony services, IDC indicated that based on 1998 IP telephony minutes carried, we accounted for 9.8% of the market. According to this report, Net2Phone and Jens Corporation are the only providers with greater market shares than ours, representing approximately 39.4% and 16.4% of the market, respectively, in 1998. Jens Corporation's services are directed primarily to callers based in Japan. IDC further indicated that while most IP telephony traffic is carried by start-up service providers, traditional carriers such as Singapore Telecom, Korea Telecom, Telia and Bell Atlantic are establishing market presence.

    ENHANCED IP COMMUNICATIONS SERVICES

        The market for enhanced Internet and IP communications services is new and rapidly evolving. We believe that the primary competitive factors determining success in the Internet and IP communications market are:

        o  quality of service

        o the ability to meet and anticipate customer needs through multiple service offerings

        o  responsive customer care services

        o  price

        Future competition could come from a variety of companies both in the Internet and telecommunications industries. These industries include major companies who have greater resources and larger subscriber bases than we have, and have been in operation for many years. We also compete in the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing initially on instant messaging, although we expect them to begin to provide PC-to-phone services.

        Internet and IP Telephony Providers. Many companies provide, or are planning to provide, certain portions of the complete communications solution we offer, including Net2Phone, Jens Corporation, JFAX.COM, GlocalNet and Poptel.

        Traditional Telecommunications Carriers. Several traditional telecommunications companies, including industry leaders such as AT&T, Sprint, Deutsche Telekom, MCI WorldCom and Qwest Communications International, have recently announced their intention to offer enhanced Internet and IP communications services in both the United States and internationally. All of these competitors are significantly larger than we are and have:

        o  substantially greater financial, technical and marketing resources

        o  larger networks

        o  a broader portfolio of services

        o  stronger name recognition and customer loyalty

        o  well-established relationships with many of our target customers

        o  an existing user base to which they can cross-sell their services

        These and other competitors may be able to bundle services and products that are not offered by us together with enhanced Internet and IP communications services, which could place us at a significant competitive disadvantage. Many of our competitors enjoy economies of scale that can result in lower cost structure for transmission and related costs, which could cause significant pricing pressures within the industry.

    CARRIER TRANSMISSION SERVICES

        We compete with telecommunications providers, long distance carriers and other long distance resellers and providers of carrier services for our carrier transmission services. Our primary competitors in providing carrier transmission services include:

        o long distance carriers, including AT&T, MCI WorldCom and Sprint Corporation

        o foreign carriers, including British Telecom, Deutsche Telekom and Nippon Telegraph and Telephone Corporation

        o global telecommunications alliances, including Global One and BT/AT&T

        o emerging carriers providing transmission services over the Internet, including ITXC Corp., iBasis and AT&T Global
           Clearinghouse

        o wholesale carrier providers, including STAR Telecommunications, Inc., GRIC Communications and Pacific Gateway Exchange

        Competition for carrier traffic is primarily based on price. Decreasing telecommunications rates have resulted in intense price competition and we expect that competition will continue to increase significantly as telecommunications rates decrease. Increased competition could force us to further reduce our prices and profit margins, and may reduce our market share.

EMPLOYEES

        As of December 31, 1999, we employed 89 full-time and 16 part-time employees, of which 87 are located in Israel and 18 are located in New York. We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

        Generally, all male adult citizens and permanent residents of Israel under the age of 51 are, unless exempt, obligated to perform up to 31 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Some of our officers and employees are currently obligated to perform annual reserve duty. While we have operated effectively under these requirements since we began operations, no assessment can be made as to the full impact of such requirements on our workforce or business if conditions should change, and no prediction can be made as to the effect on us of any expansion of such obligations.

ITEM 2.  PROPERTIES

        We maintain our executive offices at 430 Park Avenue, New York, New York, occupying approximately 3,000 square feet, which we sub-lease from RSL COM. This sub-lease extends until June 29, 2001. We pay RSL COM annual rent of $96,000 for this space.

        In December 1999, we entered into a lease for headquarters of our United States operations with an annual rent of approximately $398,000, increasing annually to $530,000 during the final year of the lease. The lease term extends until December 2009, with an option to extend the lease for an additional five years.

        We lease a 1,184 square meter office, which houses our research and development facilities, at the Jerusalem Technology Park, Jerusalem, Israel. The term of this lease extends until January 31, 2003, with an option to extend the lease for an additional five year period. We pay annual rent of approximately $240,000 plus Israeli value-added tax. In addition, we have signed a lease for an additional 256 square meters in an existing location in Israel. The term of this lease begins on April 1, 2000 and extends until January 31, 2003, with an option to extend the lease for an additional five years. We will pay an annual rent of approximately $52,000 plus Israeli value-added tax for this additional space. We sublease a portion of our facility to third parties.

        Under a services agreement with RSL COM, we share space for employees and equipment at eight locations with RSL COM. One of these locations is 60 Hudson Street, New York, New York. This space houses our international gateway and domestic switches. RSL COM provides these facilities to us at no direct cost. The services agreement expires September 3, 2004 with automatic extensions for additional one-year terms unless terminated by one of the parties upon 30 days notice prior to the end of the term.

ITEM 3.  LEGAL PROCEEDINGS

        On October 8, 1999, Aerotel, Ltd. and Aerotel U.S.A. commenced a suit against us, RSL COM and an RSL COM subsidiary in the United States District Court for the Southern District of New York. Aerotel alleges that we are infringing on a patent issued to Aerotel in November 1987 by making, using, selling and offering for sale prepaid telephone card products in the United States. Aerotel seeks an injunction to stop us from using the technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. We have answered the complaint, and the parties are currently engaged in pre-trial discovery. As we continue to evaluate these claims, we believe that we have meritorious defenses to the claims and we intend to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on our business, financial condition and results of operations. Regardless of the ultimate outcome, the litigation could result in substantial expenses to us and significant diversion of efforts by our managerial and other personnel.

        We are not a party to any other material litigation and are not aware of any other pending or threatened litigation that could have a material adverse effect on us or our business taken as a whole.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Effective as of November 17, 1999, the appointment of Robert R. Grusky, Yadin Kaufmann and Oakleigh Thorne as directors of the Company was unanimously approved by written consent of the Company's stockholders. Amos Sela, Elie C. Wurtman, Itzhak Fisher, Nir Tarlovsky, Donald R. Shassian, Jacob Z. Schuster and Avery S. Fischer continued to serve as directors of the Company following such approval.

        Effective as of November 18, 1999, RSL COM, the holder of a majority of the shares of the Company's common stock that were outstanding as of that date, consented to the amendment of the Company's certificate of incorporation to provide for a stock split by way of a reclassification of the Company's Class A and Class B common stock.


                                  PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

Market Information

        Our common stock has traded on the Nasdaq National Market under the symbol "DDDC" since November 22, 1999. The following table sets forth the per share range of high and low closing sales prices of our common stock for the periods indicated:


                                                     HIGH          LOW
                                                      ($)          ($)
                                                  -----------  ------------
Year ended December 31, 1999
    Fourth quarter................................  29.375         25.00
Year ended December 31, 2000                        62.375        22.375
    First quarter (through March 22, 2000)........

        On March 22, 2000, the last reported sale price for our common stock on the Nasdaq National Market was $33.375 per share. The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors.


Holders

        As of March 22, 2000, we had approximately 64 holders of record of our common stock. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and to expand our business. In addition, indentures governing outstanding indebtedness of RSL COM restrict our ability to declare or pay cash dividends, and, for the foreseeable future, effectively prohibit such payments or declarations. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors considers appropriate.

Recent Sales of Unregistered Securities

        A predecessor company to us, Delta Three, Inc., was formed in June 1996 ("Old Delta Three"). During 1996, Old Delta Three issued a total of 7,535,277 (post-split) shares of its common stock to private investors to generate initial start-up capital in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act. Shares for a total consideration of $164,755 were issued to 22 investors over a five-month period in privately negotiated transactions with no general solicitations being made. The purchasers delivered representations as to their investment intents and all securities issued were legended to indicate the restricted nature of the securities. These shares were issued as follows:


DATE                  NO. OF INVESTORS     NO. OF SHARES    TOTAL CONSIDERATION

July 2, 1996.........         1(1)              62,121              $25,000
July 15, 1996........         2(2)              31,060              $12,500
July 16, 1996........         6(3)              95,666              $38,500
August 1, 1996.......         6(4)             6,243,160            $16,265
August 15, 1996......         3(5)              126,726             $51,000
October 15, 1996.....         1(6)              24,848              $10,000
November 5, 1996.....         3(7)              951,693             $11,490
                                                                    -------
     Total...........                                              $164,755
                                                                   ========


-----------------------------

(1) Elliot Schwartz
(2) Arlene & Elliot Schwartz and Schwartz Family Trust Fund B
(3) Michael Ettinger, Schwartz Family Trust C, Ida & Michael Ettinger, Walter Wolak, Rosalyn Schneller & Elliot Schwartz and Elliot Schwartz, as custodian for Alex Weller
(4) Jacob Davidson, Pioneer Management Corporation, Inc., Fred Sager, Noam Bardin, Lee Kaplan and Michna Avni
(5) Modern Technology Corp., Charlotte Horowitz and Shelly Weller & Elliot Schwartz
(6) Kerry Kassovar
(7) Joseph H. Popolow, Stephen J. Perone and Jane F. Moysak

        In the first half of 1997, Old Delta Three issued 124,242 shares of its common stock to each of Israel Securities Center Corp. and Michael Selesny in exchange for investment banking services related to identifying private investors in Old Delta Three transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. These 24,848 shares were purchased for $0.004 per share.

        On December 23, 1996, Old Delta Three conducted a $300,000 private placement of units consisting of convertible notes and warrants to individual accredited investor subscribers in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. There were twelve investors in the December placement, Eva D. Glass, Bert Amador, Albert Resnick, John M. Walsh, Andrew S. Edson & Marilyn Edson, Larry Alpert, H. Manes, Mark Katzman, Neil Katzman, Edmond O'Donnell, Dr. Debabrata Chakrabarty and Smithfield Corp., each investing $25,000 for which each investor received one unit consisting of a $25,000 convertible note (at a conversion price of $0.80 per share) and a warrant permitting the purchase of up to 31,060 shares at an exercise price of $0.8 per share. In addition, one investor, Thomas Mann, made a short term loan to Old Delta Three for $5,000 for which it received a warrant to purchase up to 12,424 shares at an exercise price of $0.8 per share. An additional investor, Northeast Securities, Inc., was paid a 10% commission and a 3% expense allowance, in the form of convertible notes and warrants, for acting as a placement agent which such services were valued at $50,000. No general solicitations were made in connection with this transaction. Old Delta Three obtained representations from the investors as to their accredited investor status and the securities were legended to indicate the restricted nature of them.

        Old Delta Three conducted a similar private placement of units in April 1997 consisting of convertible notes and warrants for an aggregate of $520,000 in transactions exempt from the registration requirements of the Securities Act in reliance on Rule 505 thereof. A total of 16 units were issued to the following investors: Surety Bank & Trust Co. Ltd., Bert Amador, Harvey R. Manes, M.D., Steven A. Portnoy, Kantibhai S. Patel IRA, The Gross Investment Company, L.P., M.A.S. Hallaba IRA and Northeast Securities, Inc. The price of each unit was $32,500 and consisted of a $32,500 convertible note (at a conversion price of $1.30 per share) and a warrant permitting the purchase of up to 24,848 shares at an exercise price of $1.30 per share. No general solicitations were made in connection with this transaction. Old Delta Three obtained representations from the investors as to their accredited investor status and the securities were legended to indicate the restricted nature of them.

        In June 1997, under a restricted stock agreement for employees and directors of Old Delta Three, Old Delta Three granted shares to certain employees of Old Delta Three totaling 491,999 shares of common stock of Old Delta Three, pursuant to transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 701 thereunder. These grants were to have vested over a two year period. Upon the merger described below, these grants were converted to restricted units with an exercise price of $0.004 per share granted by RSL COM under RSL COM's 1997 Stock Incentive Plan, pursuant to RSL COM's registration statement on Form S-8 related to such plan.

        Pursuant to a stock purchase agreement among RSL COM, Old Delta Three and shareholders of Old Delta Three representing a controlling interest in Old Delta Three, dated July 23, 1997, Old Delta Three issued to RSL COM 8,101,467 shares of its common stock. An additional 2,339,168 shares of common stock were issued into escrow. These shared were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. The escrowed shares were released from escrow to RSL COM prior to completion of the merger described below. The total consideration for all the shares issued, including the escrowed shares, was $5 million. At or about the same time as the July 23, 1997 transaction, RSL COM purchased shares from most of the then existing shareholders of Old Delta Three as well as the units sold in December 1996 and April 1997 from the then existing shareholders.

        Pursuant to an Agreement and Plan of Merger dated March 31, 1998, Old Delta Three was merged into RSL Acquisition Corp., a wholly-owned subsidiary of RSL COM, the name of which new entity was changed to Delta Three, Inc. Old Delta Three ceased to exist upon consummation of the merger. Shareholders of Old Delta Three, other than RSL COM, received cash and shares of RSL COM in exchange for their shares of Old Delta Three. As of the consummation of the merger, RSL COM was the only shareholder of Delta Three, Inc. and was issued 18,061,156 shares of common stock. Subsequent to the merger, RSL COM exercised all the warrants and convertible notes held by it in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

        Pursuant to a stock and warrant purchase agreement, on October 18, 1999, we issued to Yahoo! Inc. 125,275 shares of common stock and a warrant to purchase 125,275 shares of common stock with an exercise price of $7.98 per share for $1,000,000, in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

        Pursuant to a stock and warrant purchase agreement, on October 20, 1999, we issued to CNET Investments, Inc. 1,085,943 shares of common stock and warrants to purchase 466,028 (post-split) shares of common stock at an exercise price of $19.31 per share from $10,999,994.76 in a transaction exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof.

        In connection with our initial public offering consummated on November 29, 1999, shares of common stock outstanding prior to the offering were converted into shares of Class B common stock. This conversion was effected without registration under the Securities Act in reliance on
Section 3(a)(9) of the Securities Act on a one- for-one basis.

        Pursuant to an Agreement and Plan of Merger dated as of February 3, 2000, YourDay Acquisition Corp., our wholly-owned subsidiary, was merged with and into YourDay.com, Inc. Pursuant to the merger, we issued 229,443 shares of common stock to stockholders of YourDay.com, Inc., in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Use of Proceeds

        On November 22, 1999, we offered 6,000,000 shares of our common stock in an initial public offering. These shares were registered with the Securities and Exchange Commission on a registration statement on Form S-1 (file no. 333-86503), which became effective on November 22, 1999. We received net proceeds of approximately $96,255,000 from the sale of 6,900,000 shares at the initial public offering price of $15.00 per share after deducting underwriting commissions and discounts and expenses of approximately $6,300,000. The managing underwriters for our initial public offering were Lehman Brothers Inc., Merrill Lynch & Co., U.S. Bancorp Piper Jaffray, Lazard Freres & Co. LLC and Fidelity Capital Markets.

        As of the date of this report, we have not made any specific allocations with respect to the net proceeds from our initial public offering. We expect that we will use the net proceeds to be allocated as follows:

        o approximately $20 million to fund marketing and promotional activities

        o  approximately $10 million for capital expenditures

        o  the balance for general corporate purposes

        The preceding allocations are only an estimate and the amounts that we actually expend will depend upon several factors, including our available cash, the success of our marketing and promotion activities and the availability of new business opportunities. Pending use of the net proceeds, we intend to invest the net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

ITEM 6.    SELECTED FINANCIAL DATA

        We derived the selected consolidated financial data presented below from our consolidated financial statements and related notes included in this prospectus. You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu, independent certified public accountants, audited our historical financial statements for the period June 1996 (inception) through December 31, 1996 and as of and for the years ended December 31, 1997, 1998 and 1999. Their report appears elsewhere in this annual report. The selected balance sheet data as of December 31, 1996 is derived from an audited financial statement not included in this annual report.

                                                  PERIOD FROM
                                                   JUNE 1996
                                                 (INCEPTION)TO
                                                  DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                                  ------------ -------------------------------
                                                      1996       1997       1998       1999
                                                  ------------ ---------  ---------  ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Affiliates...................................  $            $ --  468  $   3,896  $   7,431
   Non-affiliates ..............................             1       778      1,742      3,621
                                                  ------------ ---------  ---------  ---------
      Total revenues............................             1     1,246      5,638     11,052
Costs and operating expenses:
   Cost of revenues.............................            --      (892)    (4,459)    (9,723)
   Research and development expenses............            --      (294)      (650)    (1,233)
   Selling and marketing expenses...............            --      (632)    (2,431)    (7,403)
   General and administrative expenses (exclusive
      of non-cash compensation expense).........          (179)   (1,388)    (1,842)    (2,754)
   Non-cash compensation expense................            --        --       (743)   (19,116)
   Depreciation and amortization of goodwill....            --      (370)    (2,671)    (3,721)
                                                  ------------ ---------  ---------  ---------
      Total costs and operating expenses........          (179)   (3,576)   (12,796)   (43,950)
                                                  ------------ ---------  ---------  ---------
Loss from operations............................          (178)   (2,330)    (7,158)   (32,898)
Interest expense, net...........................            --       (37)      (186)      (873)
Minority interest...............................            --        --        223         --
                                                  ------------ ---------  ---------  ---------
Net loss........................................  $       (178)$  (2,367) $  (7,121) $ (33,771)
                                                  ============ =========  =========  =========
Net loss per share--basic and diluted............ $      (0.03)$          $          $
                                                  ============ =========  =========  =========
Weighted average shares outstanding--basic
  and diluted....................................        6,420    12,390     19,254     20,418

                                                               AS OF DECEMBER 31,
                                                  --------------------------------------------
                                                          1996      1997       1998       1999
                                                  ------------ ---------  ---------  ---------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                         $        130 $   3,196  $   1,357  $  89,957
Working capital (deficiency)                                70     2,763     (3,232)    82,941
Total assets                                               396     8,403     25,676    126,832
Long-term debt due to affiliates                           344        --      5,107         --
Total stockholder's equity (deficiency)                    (30)    6,272     12,370    102,580



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this annual report.

OVERVIEW

        We are a global provider of IP telephony services, which include our carrier transmission services and enhanced Web-based and other communications services. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering IP telephony services. In July 1997, RSL COM acquired a majority interest in our company, and in April 1998, we became a wholly-owned subsidiary of RSL COM after RSL COM acquired the remaining outstanding shares of our capital stock from third parties.

        Since our inception, our primary activities have included:
        o      developing our business model

        o      hiring management and other key personnel

        o      building our IP network

        o offering PC-to-phone, phone-to-phone and carrier transmission services

        o entering into marketing relationships to promote our enhanced IP communication services

        o      developing new services

        o developing our interactive communications portal and customer care center

        Since RSL COM's investment in our company in July 1997 until our initial public offering, we have relied on RSL COM almost exclusively for our financing needs. With the proceeds of our initial public offering, we are less dependent upon RSL COM for our funding needs.

        In addition, since RSL COM's investment in our company, we have provided RSL COM with a majority of our network capacity which has enabled us to maximize the use of our available network capacity. We currently generate revenues primarily from carrier transmission services for RSL COM and other telecommunications carriers. As we continue to expand our marketing and promotional efforts for our enhanced IP communications services, we expect revenue from these services, over time, to represent a majority of our total revenues. This shift in revenue mix would minimize our reliance upon carrier transmission services for our revenues. In order to increase the number of users of these services we believe we will have to significantly increase our marketing and advertising expenditures. For these reasons our historical operating results may not necessarily be indicative of our future operating performance.

    Revenues

           Revenues are derived from affiliates and non-affiliates. Revenues from affiliates consist of revenues received from RSL COM for carrier transmission services we provide to RSL COM. The majority of the services we provide to RSL COM are resold by RSL COM to other communications companies, and the remainder are used directly by RSL COM's customers. Revenues from non-affiliates consist of revenues from carriers other than RSL COM for carrier transmission services and revenues from users of our enhanced IP communications services, including PC-to- phone and phone-to-phone. All revenues are recognized as the service is performed. Revenues are currently derived from usage charges on a per minute basis. We expect our minutes of use to increase over time. However, prices have been decreasing due to significant competition. This pricing pressure has begun to negatively impact our gross margins, particularly with respect to our carrier transmission services.

        Carrier transmission services to RSL COM accounted for 46.7% of our total revenues in 1999 and 69.1% of our total revenues in 1998. Carrier transmission services to non-affiliates accounted for 12.7% of our total revenues in 1999 and 5.6% of our total revenues in 1998. The provision of enhanced IP communications services accounted for 18.4% of our total revenues in 1999 and 20.5% in 1998.

    Costs and Operating Expenses

        Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expense, depreciation and amortization of goodwill and non-cash stock compensation.

        o Cost of revenues consist primarily of access, termination and transmission costs paid to carriers that we incur when providing services and fixed costs associated with leased transmission lines. The term of our contracts for leased transmission lines is generally one year and either party can terminate with prior notice. We incurred extraordinary costs of approximately $1.6 million in 1998 and $1.4 million in 1999 in integrating the hardware and software purchased from Ericsson into our network. To compensate us for our costs, Ericsson agreed to offset our payable to them for network telecommunications equipment that we previously purchased from them with a fair market value of $3 million, representing Ericsson's reimbursement of costs incurred by us. As a result we classified this payable as deferred revenues and costs which we recognize as an offset to cost of revenues and research and development expenses as they are incurred.

        o Research and development expenses consist primarily of costs associated with establishing our network and the initial testing of our services and compensation expenses of software developers involved in new product development and software maintenance. In the future, these expenses may fluctuate as a percentage of revenue depending on the project undertaken during the reporting period. Since our inception, we have expensed all research and development costs in each of the periods in which they were incurred.

        o Selling and marketing expenses consist primarily of advertising and promotional expenses incurred to attract potential users and network partners. We expect to substantially increase our selling and marketing expenses as we increase our marketing efforts in order to grow our user base and increase the frequency of use by our registered users and new users of our services. We anticipate that as we add new paid users we will be able to spread these costs over a larger revenue base and accordingly improve our operating margins.

        o General and administrative expenses consist primarily of compensation and benefits for management, finance and administrative personnel, occupancy costs and legal and accounting fees. We expect to hire additional personnel and to incur expenses associated with being a public company, including costs of directors' and officers' insurance and increased legal and accounting fees.

        o Amortization of goodwill consists of amortization of the goodwill related to the purchase by RSL COM of all of the outstanding shares of our capital stock. In July 1997, we issued shares representing 51% of outstanding share capital to RSL COM for $5 million. No goodwill was recorded as a result of this issuance. However, as a result of acquiring a controlling interest in us, RSL COM recorded goodwill in the amount of $450,000, representing our net liabilities. RSL COM then proceeded to offer to purchase from our stockholders all of our outstanding shares it did not already own. By April 1998, RSL COM had paid approximately $14.7 million in cash and securities for the remaining 49% of our shares that it did not own and RSL COM recorded goodwill in the amount of $14.7 million. As a result of these transactions, RSL COM "pushed down" a total of approximately $15.2 million of goodwill to our financial statements, accounted for in our financial statements as an increase in both goodwill and additional paid-in capital of approximately $15.2 million in the aggregate. The goodwill is being amortized by us over a five-year period. The amortization of this goodwill has been reflected as a charge to operations beginning in 1997. We have recorded amortization expense of approximately $5.5 million through December 31, 1999. The future amortization of the unamortized goodwill balance will result in charges of approximately $3.0 million in 2000, $3.0 million in 2001, $3.0 million in 2002 and $500,000 in 2003.

        We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 1999. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

    Deferred Compensation Charge

        We have recognized approximately $24.3 million of deferred compensation charges in 1999 related to non-cash compensation expense due to the issuance of 2,198,025 shares of our common stock to our employees granted with exercise prices below the fair market value in periods prior to December 31, 1999. We recorded an additional approximately $4.4 million of deferred compensation charges in connection with our sale of stock and warrant to both Yahoo! and CNET. The deferred compensation charge represents the difference between each of the purchase price of the common stock and the exercise price of the warrant as compared to the fair value of the common stock at the date of sale. We began amortizing this deferred compensation charge during the fourth quarter of 1999.

        We will amortize the deferred compensation charge over a twelve-month period for Yahoo! and a twenty-four month period for CNET. We recognized $19.1 million in non-cash compensation expense in 1999, and we will recognize an additional $10.7 million during the period January 1, 2000 through May 31, 2002.


RESULTS OF OPERATIONS

The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:


                                    YEAR ENDED DECEMBER 31,
                               ---------------------------------
                                  1997         1998         1999
                               -------    ---------     --------
Revenues:
   Affiliates................     37.6%        69.1%        67.2%

   Non-affiliates ...........     62.4         30.9         32.8
                               -------    ---------     --------
      Total revenues.........    100.0        100.0        100.0

Costs and operating expenses:

   Cost of revenues..........     71.6         79.1         88.0
   Research and development
     expenses................     23.6         11.5         11.2

   Selling and marketing
     expenses................     50.7         43.1         67.0

   General and administrative
     expenses (exclusive of
     non-cash compensation
     expense)................    111.4         32.7         24.9

   Non-cash compensation
     expense.................       --         13.2        173.0

   Depreciation and
     amortization of goodwill.    29.7         47.4         33.7
                               -------    ---------     --------
      Total costs and
        operating expenses...    287.1        227.0        397.6
                               -------    ---------     --------
Loss from operations.........   (187.1)      (127.0)      (297.6)

Interest expense, net........     (3.0)        (3.3)        (7.9)

Minority interests...........       --          4.0           --
                               -------    ---------     --------
                                (190.1)%     (126.3)%     (305.5)%
                               =======    =========     ========

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenues

        Affiliates. Revenues from affiliates were $7.4 million for the year ended December 31, 1999 compared to $3.9 million for the year ended December 31, 1998, an increase of $3.5 million or 89.7%. The increase in revenues from affiliates was due to an increase in sales of our services by RSL COM to its customers. The increase in sales by RSL COM was due to the growth in our network resulting in our ability to provide additional capacity and to the quality of services that we provide.

        Non-affiliates. Revenues from non-affiliates were $3.6 million for the year ended December 31, 1999 compared to $1.7 million for the year ended December 31, 1998, an increase of $1.9 or 111.8%. Revenues from carrier transmission services for telecommunications carriers other then RSL COM were $1.4 million for the year ended December 31, 1999 compared to $164,902 for the year ended December 31, 1998, an increase of $1,254,190. The increase was due primarily to an increased demand from a larger customer base. Revenues from IP communications services were $2.0 million for the year ended December 31, 1999 compared to $1.2 million for the year ended December 31, 1998, an increase of $0.8 million or 66.7%. The increase in revenues from IP communications services was due to a greater number of PC-to-phone and phone-to-phone calls being placed by an increasing user base.

        Revenues from carrier transmission services to RSL COM and other telecommunications carriers accounted for 71.7% and 59.8% of revenues for the years ended December 31, 1998 and December 31, 1999, respectively. Other than RSL COM, no other customer accounted for greater then 5% of our revenues during these periods. We expect the revenues from carrier transmission services to RSL COM and other carriers will continue to account for a majority of our revenues through at least the end of 2000.

    Costs and Operating Expenses

        Cost of revenues. Cost of revenues were $9.7 million for the year ended December 31, 1999 compared to $4.5 million for the year ended December 31, 1998. During the year ended December 31, 1999, we recognized $299,136 compared to $694,250 for the year ended December 31, 1998 as the reimbursement of certain costs from Ericsson, our primary equipment vendor. Such reimbursement reduced our cost of revenues during both periods. Excluding this reimbursement, cost of revenues would have been $10.0 million for the year ended December 31, 1999 compared to $5.2 million for the year ended December 31, 1998, an increase of $4.8 million or 92.3%. The increase in cost of revenues (excluding the reimbursement) was due primarily to increased costs associated with the significant increase in carrier transmission services. During 1998, due to difficulties in integrating the hardware and software purchased from Ericsson into our network, we incurred significant costs and anticipate that we will incur additional costs through the end of 1999. To compensate us for our costs, Ericsson agreed to provide us at no cost with network telecommunications equipment with a fair market value of $3 million, representing Ericsson's participation in such research and development costs, which we recognize as an offset to cost of revenues and research and development expenses.

        Research and development expenses. Research and development expenses were $1.2 million for the year ended December 31, 1999 compared to $650,140 for the year ended December 31, 1998. During the year ended December 31, 1999, we recognized reimbursement from Ericsson for expenses we incurred in research and development of $1.1 million compared to $901,385 for the year ended December 31, 1998. Excluding this reimbursement, research and development costs would have been $2.3 million for the year ended December 31, 1999 compared to $1.6 million for the year ended December 31, 1998, an increase of $0.7 million or 43.8%. The increase in research and development expenses (excluding the reimbursement) was due to greater costs incurred in hiring personnel to develop several new services and enhancements to our existing services.

        Selling and marketing expenses. Selling and marketing expenses were $7.4 million for the year ended December 31, 1999 compared to $2.4 million for the year ended December 31, 1998, an increase of $5.0 million or 208.3%. The increase in selling and marketing expenses was due to the expansion of our marketing and promotional activities. Selling and marketing expenses for the year ended December 31, 1998 included expenses related to a promotional campaign we conducted during this period.

        General and administrative expenses. General and administrative expenses were $2.8 million for the year ended December 31, 1999 compared to $1.8 million for the year ended December 31, 1998, an increase of $1.0 million or 55.6%. The increase in general and administrative expenses was primarily due to additional personnel and increased occupancy costs.

        Non-cash compensation expenses. Non-cash compensation expenses were $19.1 million for the year ended December 31, 1999 compared to $743,000 for the year ended December 31, 1998, an increase of $18.4 million. The increase in non-cash compensation expenses was due to the recognition of compensation expense for grants of employee stock options and RSL COM restricted units held by our employees that were converted into shares of our common stock or options to purchase our common stock and the issuance of shares and warrants to both CNET and Yahoo!.

        Depreciation and amortization of goodwill. Depreciation and amortization of goodwill was $3.0 million for year ended December 31, 1999 compared to $2.5 million for the year ended December 31, 1998, an increase of $0.5 million or 20.0%. The increase in amortization of goodwill was due to an increase in goodwill which grew significantly during 1998 as a result of RSL COM acquiring the remaining outstanding shares of our company.

    Loss from Operations

        Loss from operations was $32.9 million for the year ended December 31, 1999 compared to approximately $7.2 million for the year ended December 31, 1998, an increase of $25.7 million or 356.9%. The increase in loss from operations was due to the increase in costs and operating expenses and to a decrease in prices we charged for carrier transmission services. We expect to continue to incur losses for the foreseeable future.

    Interest Expense, Net

        Interest expense, net was $873,601 for the year ended December 31, 1999 compared to $186,295 for the year ended December 31, 1998, an increase of $687,306 or 368.9%. The increase in interest expense was due to greater borrowings from RSL COM to finance our working capital and capital expenditure requirements.

    Net Loss

        Net loss was approximately $33.8 million for the year ended December 31, 1999 compared to $7.1 million for the year ended December 31, 1998, an increase of $26.7 million or 376%. The increase in net loss was due to the foregoing factors.


COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

        Revenues

        Affiliates. Revenues from affiliates were $3.9 million for the year ended December 31, 1998 compared to $467,842 for the year ended December 31, 1997, an increase of $3.4 million, or 732.8%. The increase in revenues from affiliates was due to an increase in sales of our services to RSL COM. The increase in sales to RSL COM was attributable to the growth in our network resulting in our ability to provide additional capacity to RSL COM and an increase in demand for our services from RSL COM.

        Non-affiliates. Revenues from non-affiliates were $1.7 million for the year ended December 31, 1998 compared to $777,799 for the year ended December 31, 1997, an increase of $964,142, or 124.0%. Revenues from carrier transmission services for telecommunications carriers other than RSL COM were $317,503 for the year ended December 31, 1998 compared to $56,882 for the year ended December 31, 1997, an increase of $260,621, or 458.2%. Revenues from enhanced IP communications services were $1.2 million for the year ended December 31, 1998 compared to $202,643 for the year ended December 31, 1997, an increase of $951,151, or 469.4%. The increase in revenues from carrier transmission and enhanced IP communications services was due to an increase in the destinations we could terminate traffic to as a result of the expansion of our network and an increasing user base. Revenues from equipment sales were $270,644 for the year ended December 31, 1998 compared to $498,504 for the year ended December 31, 1997, a decrease of $227,860, or 45.7%. The decrease was due primarily to our decision to focus on enhanced IP communications services rather than equipment sales. Equipment sales are not expected to constitute a material portion of revenues in the future.

    Costs and Operating Expenses

        Cost of revenues. Cost of revenues were $4.5 million for the year ended December 31, 1998 compared to $0.9 million for the year ended December 31, 1997. For the year ended December 31, 1998, we recognized a reduction in cost of revenues of $694,250 as a result of the reimbursement for certain costs from Ericsson. Excluding this reimbursement, cost of revenues would have totaled $5.2 million, an increase of $4.3 million, or 477.8%. The increase in cost of revenues (excluding the reimbursement) was due primarily to the increased costs associated with the significant increase in carrier transmission services.

        Research and development expenses. Research and development expenses were $650,140 for the year ended December 31, 1998 compared to $294,150 for the year ended December 31, 1997. For the year ended December 31, 1998, we recognized reimbursement from Ericsson for expenses we incurred in research and development of $901,385. Excluding this reimbursement, research and development expenses would have been $1.6 million, an increase of $1.3 million, or 427.5%. The increase in research and development expenses (excluding the reimbursement) was due to greater costs incurred in hiring personnel to develop new services and enhancements to our existing services.

        Selling and marketing expenses. Selling and marketing expenses were $2.4 million for the year ended December 31, 1998 compared to $631,970 for the year ended December 31, 1997, an increase of $1.8 million, or 284.7%. The increase in selling and marketing expenses was due to the expansion of our marketing and promotional activities.

        General and administrative expenses. General and administrative (exclusive of non-cash compensation expense) expenses for the year ended December 31, 1998 were $1.8 million compared to $1.4 million for the year ended December 31, 1997, an increase of $454,764, or 32.8%. The increase in general and administrative expenses was primarily due to additional personnel and increased occupancy costs.

        Non-cash compensation expense. Non-cash compensation expenses were $742,780 for the year ended December 31, 1998 compared to zero for the year ended December 31, 1997. The increase in non-cash compensation expense was due to the recognition of compensation expense for grants of employee stock units.

        Depreciation and amortization of goodwill. Depreciation and amortization of goodwill was $2.7 million for the year ended December 31, 1998 compared to $370,249 for the year ended December 31, 1997, an increase of $2.3 million, or 621.2%. The increase in amortization of goodwill is due to an increase in goodwill which grew significantly during 1998 as a result of RSL COM acquiring the remaining outstanding shares of our company.

    Loss from Operations

        Loss from operations was $7.2 million for the year ended December 31, 1998 compared to $2.3 million for the year ended December 31, 1997, an increase of $4.9 million, or 207.2%. The increase in loss from operations was due primarily to the increase in costs and operating expenses and to a decrease in prices we charged for carrier transmission services.

    Interest Expense, Net

        Interest expense, net was $186,295 for the year ended December 31, 1998 compared to $37,232 for the year ended December 31, 1997, an increase of $149,063, or 400.4%. The increase in interest expense was due to increased borrowings from RSL COM to support our working capital and capital expenditure requirements.

    Net Loss

        Net loss was $7.1 million for the year ended December 31, 1998 compared to $2.4 million for the year ended December 31, 1997, an increase of $4.7 million, or 200.8%. The increase in net loss was due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start- up and development of our operations. As of December 31, 1999, we had an accumulated deficit of approximately $43.4 million. We anticipate that we will continue to incur operating and net losses as we implement our growth strategy.

        From our inception, we funded losses and capital expenditures from cash provided from financing activities, primarily the net proceeds of the private placement of:

        o capital stock sold to RSL COM for an aggregate amount of approximately $5.0 million in July 1997

        o capital stock and units of convertible notes and warrants to purchase our capital stock sold to unrelated third parties for an aggregate amount of approximately $0.6 million from July 1997 to April 1998

        o capital stock sold to CNET for an aggregate amount of approximately $11.0 million in October 1999

        In July 1997, RSL COM acquired a 51% interest in our company for approximately $5.0 million. Between July 1997 and April 1998, RSL COM acquired all of the remaining shares of our outstanding capital stock from our shareholders for approximately $14.7 million. In April 1998, our company was merged into a wholly-owned subsidiary of RSL COM. Since RSL COM's acquisition of a controlling interest in us in July 1997, RSL COM has funded our cash requirements, which we have accounted for as inter-company loans bearing interest at the rate of 14% per annum, due on demand after June 30, 2000. Upon completion of an initial public offering by us, the maturity dates will be extended to the first anniversary of the completion of such offering. As of December 31, 1999, we owed approximately $14.8 million (principal and accrued interest) to RSL COM.

        Prior to the closing of our initial public offering, RSL COM made available to us a $10 million line of credit (exclusive of the existing $14.8 million owed to RSL COM as of December 31, 1999), due on demand after November 1, 2000 and bearing interest at the rate of 14% per annum, which will be available to fund our operating expenses. To date, we have not drawn on the RSL COM line of credit. We are not subject to any negative or financial covenants under either the RSL COM inter-company loans or line of credit. Although we are neither the debtor nor the guarantor under any of the indentures that govern a substantial amount of RSL COM's debt, we are subject to financial restrictions by reason of our status as a restricted subsidiary of RSL COM under such indentures. Such restrictions significantly limit and could prohibit the ability of RSL COM and its restricted subsidiaries, including our company, to incur additional indebtedness or to create liens on their assets. The limitations on indebtedness under the indentures generally are based on the application of tests derived from RSL COM's consolidated financial statements. Effectively, our ability to incur indebtedness is limited by the amount of indebtedness that RSL COM and its restricted subsidiaries, including our company, are permitted to incur under the indentures. The limitations under RSL COM's restrictive indenture covenants currently prohibit us from incurring any significant amount of additional debt. We have further agreed with RSL COM that we will not incur any debt other than inter-company debt without its written consent so long as we are a restricted subsidiary.

        In 1998 and 1999, we incurred approximately $6.0 million and $2.8 million, respectively, in capital expenditures, including purchases of network components, the expansion of our network and computer hardware and software costs. We expect to incur approximately $10.0 million in additional capital expenditures through the end of 2000.

        As of December 31, 1999, we had approximately $90.0 million in cash and cash equivalents. Principal uses of cash have been to fund operating losses, working capital requirements and capital expenditures. We have had significant negative cash flows from operating activities for each annual and quarterly period to date.

        Net cash used in operating activities was $1.6 million for the year ended December 31, 1997, $3.8 million for the year ended December 31, 1998 and $9.8 million for the year ended December 31, 1999. Net cash used in operating activities in these periods consisted mostly of net operating losses partially offset by increases in trade payables and deferred revenues.

        Net cash used in investing activities was $949,137 for the year ended December 31, 1997, $3.1 million for the year ended December 31, 1998 and $3.5 million for the year ended December 31, 1999. Net cash used in investing activities in these periods consisted mostly of capital expenditures for the purchase of computer software and network equipment.

        Net cash provided by financing activities was $5.6 million for the year ended December 31, 1997, $5.0 million for the year ended December 31, 1998 and $101.9 million for the year ended December 31, 1999. Cash provided by financing activities from June 1996 to December 31, 1997 consisted primarily of proceeds from sales of capital stock and the issuance of convertible notes and warrants to purchase capital stock, which was partially offset by repayment of shareholder loans, short-term bank loans and loans from RSL COM. For the year ended December 31, 1998 and the eleven months ended November 30, 1999, cash provided by financing activities consisted of borrowings from RSL COM. We received net proceeds of approximately $96,255,000 upon the completion of our initial public offering on November 29, 1999.

        We believe that our available cash and cash equivalents, will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for at least the next 18 months, assuming our business plan is implemented successfully. Thereafter, we will be required to raise additional funds. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. In addition, the indentures governing outstanding indebtedness of RSL COM restrict our ability to incur indebtedness. We also have agreed with RSL COM not to incur any debt (other than inter-company debt) without its written consent so long as we are a restricted subsidiary of RSL COM. Those limitations may require us to resort to other sources of funding, such as the issuance of equity, we may need to rely upon RSL COM to provide any additional capital to meet our working capital and capital expenditure requirements, and we cannot assure you that RSL COM or any other third party will be willing or able to provide additional capital on favorable terms or at all.

YEAR 2000 SOFTWARE COMPLIANCE

        We have not experienced any significant problems associated with year 2000 issues to date. Similarly, to our knowledge, our distributors, suppliers and other third parties with whom we conduct business have not experienced material year 2000 problems to date.

RISK FACTORS

        In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

RISKS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE OUR LOSSES WILL CONTINUE

        We have incurred significant losses since inception, and we expect to continue to incur significant losses for the foreseeable future. We reported a net loss of approximately $33.8 million in 1999, and a net loss of approximately $7.1 million in 1998. As of December 31, 1999, our accumulated deficit was approximately $43.4 million. As a percentage of revenues, our net loss was 305.6% in 1999 and 126.3% in 1998. Our revenues may not continue to grow or even continue at their current level. In addition, we expect our operating expenses to increase significantly as we develop and expand our business. For example, we intend to spend approximately $20 million on marketing and promotional programs in 2000 compared to $7.4 million in 1999 and $2.4 million in 1998. As a result, we will need to increase our revenues significantly to become profitable. In order to increase our revenues, we need to attract users to increase the fees we collect for our services. If our revenues do not increase as much as we expect or if our expenses increase at a greater pace than revenues, we may never be profitable or, if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE US

        We have only a limited operating history upon which you can evaluate our business and prospects. We commenced operations in June 1996. You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for IP communications services. These risks include our ability:

        o to increase awareness of our brand, increase the number of users of our IP telephony services and build user loyalty

        o to increase revenues to cover the increased marketing expenditures we have planned

        o  to compete effectively

        o  to develop new products and keep pace with developing technology

        In addition, because we expect an increasing percentage of our revenues to be derived from our enhanced IP communications services, our past operating results may not be indicative of our future results.

WE MAY NOT BE ABLE TO EXPAND OUR REVENUE AND ACHIEVE PROFITABILITY

        Our business strategy is to expand our revenue sources to enhanced IP communications services and advertising on the Internet. We can neither assure you that we will be able to do this or that this strategy will be profitable. Currently our revenues are primarily generated from carrier transmission services for RSL COM and other communications carriers. Carrier transmission services generated 59.8% of our total revenues in 1999 and 74.7% in 1998. Enhanced IP communications services generated 18.0% of our total revenues in 1999 and 20.5% in 1998. The provision of carrier transmission services and enhanced IP communications services have not been profitable to date.

        In the future, we intend to generate increased revenues from multiple sources, many of which are unproven, including the commercial sale of enhanced IP communications services and advertising on the Internet. To date, we have recorded no revenue from advertising. We expect that our revenues for the foreseeable future will be dependent on, among other factors:

       o   sale of enhanced IP communications services

       o   acceptance and use of Internet communications

       o   continued rapid growth of the Internet consumer market

       o   expansion of service offerings

       o   user traffic levels

       o the effect of competition, regulatory environment, international long distance rates and access and transmission costs on our prices

       o   sale of carrier transmission services

       o   continued improvement of our global network quality

       o   sale of Internet advertising

We may not be able to sustain our current revenues or successfully generate additional revenues from the sale of carrier transmission services, enhanced IP communications services and advertising on the Internet in the future.

WE CANNOT ASSURE YOU THAT A MARKET FOR OUR SERVICES WILL DEVELOP

        We are uncertain whether a market will develop for our enhanced IP communications services. Our market is new and rapidly evolving. Our ability to sell our services to end users may be inhibited by, among other factors, the reluctance of some end users to switch from traditional communications carriers to IP communications carriers and by concerns with the quality of Internet and IP telephony and adequacy of security in the exchange of information over the Internet. End users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as our company. Our ability to increase revenues from enhanced IP communications services depends on the migration of traditional telephone network traffic to our IP network. We will need to devote substantial resources to educate end users about the benefits of IP communications solutions in general and our services in particular, and as a result, we intend to spend approximately $20 million in 2000 for marketing and promotional activities. If end users do not accept our enhanced IP communications services as a means of sending and receiving communications we will not be able to increase our number of paid users or successfully generate revenues in the future.

OUR FUTURE SUCCESS DEPENDS ON THE GROWTH IN THE USE OF THE INTERNET AS A MEANS OF COMMUNICATIONS

        If the market for IP communications, in general, and our services in particular, does not grow at the rate we anticipate, we will not be able to increase our number of users or generate revenues from our enhanced IP communications services or from advertising on the Internet at the rate we anticipate. We currently rely on revenues generated primarily from the sale of carrier transmission services but expect in the future to increasingly rely on revenues generated from enhanced IP communications services and from advertising on the Internet. To be successful, IP communications requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

       o   inconsistent quality or speed of service

       o   traffic congestion on the Internet

       o   potentially inadequate development of the necessary infrastructure

       o   lack of acceptable security technologies

       o lack of timely development and commercialization of performance improvements

       o unavailability of cost-effective, high-speed access to the Internet

        If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, or its performance or reliability may decline. In addition, Web sites may from time to time experience interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as usage of our communications portal and our services, could be adversely affected.

IF WE DO NOT DEVELOP THE DELTATHREE.COM BRAND, WE MAY NOT BE ABLE TO MAINTAIN A LEADING POSITION IN OUR INDUSTRY

        We may not be able to become the leader in our industry. To become the leader, we must strengthen the brand awareness of the deltathree.com brand. If we fail to create and maintain brand awareness, it could adversely affect our ability to attract sufficient Web traffic and reduce our attractiveness to advertisers. Brand recognition may become more important in the future with the growing number of Internet sites and IP communications providers.

IF WE FAIL TO ESTABLISH MARKETING RELATIONSHIPS THAT PROVIDE US VISIBILITY, WE MAY NOT BE ABLE TO SUFFICIENTLY INCREASE OUR SALES

        We believe that our success depends, in part, on our ability to develop and maintain marketing and promotional relationships with Internet companies and communications equipment and software companies that themselves have strong brand names or high traffic volumes. If we are unable to establish and maintain these relationships, we may not be able to increase sales of our services, and we may lose users.

WE WILL NEED ADDITIONAL CAPITAL TO FINANCE OUR OPERATIONS IN THE FUTURE AND MAY HAVE TO REQUEST IT FROM RSL COM WHO HAS NO OBLIGATION TO PROVIDE IT

        We intend to continue to enhance and expand our network in order to maintain our competitive position and meet the increasing demands for service quality, capacity and competitive pricing. Also, the introduction of our new enhanced IP communications services will require significant marketing and promotional expenses that we often incur before we begin to receive the related revenue. If our cash flow from operations is not sufficient to meet our capital expenditure and working capital requirements, we will need to raise additional capital from other sources. Although we are neither the debtor nor the guarantor under any of the indentures that govern a substantial amount of RSL COM's debt, we are a "restricted subsidiary" under these indentures and will continue to be one after the completion of the offering. The limitations under RSL COM's restrictive indenture covenants prohibit RSL COM and its restricted subsidiaries, including us, from incurring any significant amount of additional debt. We have agreed with RSL COM not to take any action which would cause RSL COM to default under its indentures and not to incur any debt, other than inter-company debt, without its written consent so long as we are a restricted subsidiary of RSL COM. These limitations may require us to resort to other sources of funding, such as the issuance of equity. If we issue additional equity, investors could experience dilution. If we are unable to raise additional capital through the issuance of equity, we may need to rely upon RSL COM to provide any additional capital to meet our working capital and capital expenditure requirements and we cannot assure you that RSL COM or any other third party will be willing or able to provide additional capital on favorable terms. If we are unable to obtain additional capital, we may be required to reduce the scope of our business or our anticipated growth, which would reduce our revenues.

WE MAY BE UNABLE TO MANAGE OUR EXPANSION AND ANTICIPATED GROWTH EFFECTIVELY

We have grown and expect to continue to grow rapidly. This growth has placed, and is likely to continue to place, a significant strain on our managerial, operational and financial resources. To manage our growth, we must continue to implement and improve our operational and financial systems, as well as our managerial controls and procedures. We cannot assure you that we have made adequate allowances for the costs and risks associated with this expansion, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully offer and expand our services. If we are unable to effectively manage our expanding operations, our revenues may not increase, our cost of operations may rise and we may not be profitable.

POTENTIAL FLUCTUATIONS IN OUR QUARTERLY FINANCIAL RESULTS MAKE IT DIFFICULT FOR INVESTORS TO PREDICT OUR FUTURE PERFORMANCE

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. The factors generally within our control include:

       o the rate at which we are able to attract users to purchase our enhanced IP communications services

       o the amount and timing of expenses to enhance marketing and promotion efforts and to expand our infrastructure

       o the timing of announcements or introductions of new or enhanced services by us

        The factors outside our control include:

       o the timing of announcements or introductions of new or enhanced services by our competitors

       o technical difficulties or network interruptions in the Internet or our privately managed network

       o general economic and competitive conditions specific to our industry

        The foregoing factors also may create other risks affecting our long-term success, as discussed in the other risk factors.

        We believe that quarter-to-quarter comparisons of our historical operating results may not be a good indication of our future performance, nor would our operating results for any particular quarter be indicative of our future operating results.

OUR NETWORK MAY NOT BE ABLE TO ACCOMMODATE OUR CAPACITY NEEDS

        We expect the volume of traffic we carry over our network to increase significantly as we expand our operations and service offerings. Our network may not be able to accommodate this additional volume. In order to ensure that we are able to handle additional traffic, we may have to enter into long-term agreements for leased capacity. To the extent that we overestimate our capacity needs, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenues. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity from more expensive sources. If we are unable to maintain sufficient capacity to meet the needs of our users, our reputation could be damaged and we could lose users.

WE FACE A RISK OF FAILURE OF COMPUTER AND COMMUNICATIONS SYSTEMS USED IN OUR BUSINESS

        Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. We maintain communications systems in five facilities in New York, Los Angeles, London, Frankfurt and Jerusalem. Our systems and those that connect to our network are subject to disruption from natural disasters or other sources of power loss, communications failure, hardware or software malfunction, network failures and other events both within and beyond our control. In December 1998, we experienced a system disruption while we were installing a new billing system and users were unable to access our Web site for six hours. In July 1999, we experienced a system disruption with respect to our unified messaging service, D3 Box, while the product was being market tested. For a period of three days the system was down and users were unable to send or retrieve new messages. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

OUR COMPUTER SYSTEMS AND OPERATIONS MAY BE VULNERABLE TO SECURITY BREACHES

        Our computer infrastructure is potentially vulnerable to physical or electronic computer viruses, break-ins and similar disruptive problems and security breaches which could cause interruptions, delays or loss of services to our users. We believe that the secure transmission of confidential information over the Internet, such as credit card numbers, is essential in maintaining user confidence in our services. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new technologies or other developments could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Although we have experienced no security breaches to date of which we are aware, we cannot guarantee you that our security measures will prevent security breaches.

THIRD PARTIES MIGHT INFRINGE UPON OUR PROPRIETARY TECHNOLOGY

        We cannot assure you that the steps we have taken to protect our intellectual property rights will prevent misappropriation of our proprietary technology. To protect our rights to our intellectual property, we rely on a combination of trademark and patent law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, strategic partners and others. Although we do not currently own any issued patents, we have pending applications for patents in the United States and Israel. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources.

OUR SERVICES MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

        Third parties may assert claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. We incorporate licensed third-party technology in some of our services. In these license agreements, the licensors have agreed to indemnify us with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right so long as we have not made changes to the licensed software. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

        On October 8, 1999, we were named as a defendant in a lawsuit alleging that we are infringing on a patent by making, using, selling and offering for sale prepaid telephone card products in the United States. The plaintiffs are seeking an injunction to stop us from using the technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. We have answered the complaint, and the parties are currently engaged in pre-trial discovery. As we continue to evaluate these claims, we believe that we have meritorious defenses to the claim and we intend to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on our business, financial condition and results of operations. Regardless of the ultimate outcome, the litigation could result in substantial expenses to us and significant diversion of efforts by our managerial and other personnel.

OPERATING INTERNATIONALLY EXPOSES US TO ADDITIONAL AND UNPREDICTABLE RISKS

        We intend to continue to enter additional markets in Eastern Europe, Africa and Asia and to expand our existing operations outside the United States. International operations are subject to inherent risks, including:

       o   potentially weaker protection of intellectual property rights

       o   political instability

       o   unexpected changes in regulations and tariffs

       o   fluctuations in exchange rates

       o   varying tax consequences

       o uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences

WE HAVE EXPERIENCED LOSSES AS A RESULT OF FRAUD

        We have experienced losses due to fraud. In 1999, we experienced losses from fraud of approximately $25,000. Callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. Although we have implemented anti-fraud measures in order to control losses relating to these practices, these measures may not be sufficient to effectively limit all of our exposure in the future from fraud and we continue to experience losses from fraud. While we have established reserves for bad debts in accordance with historical levels of uncollectible receivables resulting primarily from these fraudulent practices, our losses may exceed our reserves and could rise significantly above anticipated levels.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

        Competition in the market for each of enhanced IP communications services and carrier transmission services is becoming increasingly intense and is expected to increase significantly in the future. The market for enhanced internet and IP communications is new and rapidly evolving. We expect that competition from companies both in the Internet and telecommunications industries will increase in the future. Our competitors include both start-up IP telephony service providers and established traditional communications providers. Many of our existing competitors and potential competitors have broader portfolios of services, greater financial, management and operational resources, greater brand-name recognition, larger subscriber bases and more experience than we have. In addition, many of our IP telephony competitors use the Internet instead of a private network to transmit traffic. Operating and capital costs of these providers may be less than ours, potentially giving them a competitive advantage over us in terms of pricing.

        We also compete in the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing initially on instant messaging, although we expect them to begin to provide PC-to-phone services. For the carrier transmission services business, we compete with telecommunications providers, long distance carriers and other long distance resellers and providers of carrier services. Competition for carrier traffic is primarily based on price. Decreasing telecommunications rates have resulted in intense price competition and we expect that competition will continue to increase significantly as telecommunications rates decrease. Increased competition could force us to further reduce our prices and profit margins, and may reduce our market share.

        If we are unable to provide competitive service offerings, we may lose existing users and be unable to attract additional users. In addition, many of our competitors, especially traditional carriers, enjoy economies of scale that result in a lower cost structure for transmission and related costs, which cause significant pricing pressures within the industry. Although the minutes of use we sell are increasing, revenues are not increasing at the same rate due primarily to a decrease in revenue per minute for our carrier transmission services. In order to remain competitive we intend to increase our efforts to promote our services, and we cannot be sure that we will be successful in doing this.

        In addition to these competitive factors, recent and pending deregulation in some of our markets may encourage new entrants. We cannot assure you that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively.

DECREASING TELECOMMUNICATIONS RATES MAY DIMINISH OR ELIMINATE OUR COMPETITIVE PRICING ADVANTAGE

        Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our enhanced IP communications services and carrier transmission services. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate that rates will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our enhanced IP communications services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. In addition, our ability to market our carrier transmission services to telecommunications carriers depends upon the existence of spreads between the rates offered by us and the rates offered by traditional telecommunications carriers, as well as a spread between the retail and wholesale rates charged by the carriers from which we obtain wholesale service. Continued rate decreases will require us to lower our rates to remain competitive and will reduce or possibly eliminate our gross profit from our carrier transmission services. If telecommunications rates continue to decline, we may lose users for our enhanced IP communications services and carrier transmission services.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATING TO IP TELEPHONY COULD HARM OUR BUSINESS

        Traditionally, voice communications services have been provided by regulated telecommunications common carriers. We offer voice communications to the public for international and domestic calls using IP telephony, and we do not operate as a licensed telecommunications common carrier in any jurisdiction. Based on specific regulatory classifications and recent regulatory decisions, we believe we qualify for certain exemptions from telecommunications common carrier regulation in many of our markets. However, the growth of IP telephony has led to close examination of its regulatory treatment in many jurisdictions making the legal status of our services uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which we operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as ours to provide services or to increase the cost of providing such services. In addition, our services may be subject to regulation if regulators distinguish phone-to- phone telephony service using IP technologies over privately-managed networks such as our services from integrated PC-to-PC and PC-originated voice services over the Internet. Some regulators may decide to treat the former as regulated common carrier services and the latter as unregulated enhanced or information services.

        Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services by our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services, including obtaining appropriate regulatory authorizations for our local network partners or ourselves, changing our service arrangements with RSL COM for a particular country or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively. Further, regulations and laws which affect the growth of the Internet could hinder our ability to provide our services over the Internet. For a more detailed discussion of the regulation of IP telephony, see "Business--Regulation of IP Telephony."

WE MAY NOT BE ABLE TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE COMMUNICATIONS INDUSTRY

        Our industry is subject to rapid technological change. We cannot predict the effect of technological changes on our business. In addition, widely accepted standards have not yet developed for the technologies we use. We expect that new services and technologies will emerge in the market in which we compete. These new services and technologies may be superior to the services and technologies that we use, or these new services may render our services and technologies obsolete.

        To be successful, we must adapt to our rapidly changing market by continually improving and expanding the scope of services we offer and by developing new services and technologies to meet customer needs. Our success will depend, in part, on our ability to license leading technologies and respond to technological advances and emerging industry standards on a cost-effective and timely basis. We will need to spend significant amounts of capital to enhance and expand our services to keep pace with changing technologies.

RISKS RELATED TO OUR RELATIONSHIP WITH RSL COM

WE DEPEND ON SALES TO RSL COM

        We currently depend on sales to RSL COM, our controlling stockholder, for a substantial majority of our revenues. RSL COM accounted for 37.6%, 69.1% and 67.2% of our revenues for the years ended December 31, 1997, December 31, 1998 and December 31, 1999, respectively. RSL COM is not contractually required to purchase services from us, other than a minimum of 50 million minutes per year pursuant to the services agreement for two years through November 29, 2001. We cannot assure you that RSL COM will fulfill its obligations under this agreement or that the contract will be renewed upon its expiration. RSL COM resells a significant portion of the carrier transmission services it purchases from us to third parties. Although we could market our services directly to these third parties if RSL COM ceased purchasing services from us, we cannot assure you that we would succeed in attracting these customers or that these customers would purchase our services in the same volume or on the same terms as from RSL COM.

WE DEPEND ON THE SERVICES RSL COM PROVIDES TO US

        We are currently dependent upon RSL COM for leased line capacity, data communications facilities, traffic termination services and physical space for our equipment. Through our relationship with RSL COM, which owns or leases substantial bandwidth for its own business, we have access to bandwidth. We are able to take advantage of RSL COM's volume discounts and achieve cost efficiencies that we could not achieve on our own. Although we have entered into a services agreement with RSL COM for it to provide these services through 2004, if RSL COM becomes unwilling or unable to provide its current level of services to us during the term of such agreement or thereafter, we may not be able to find replacement service providers on a timely basis. If we are required to change providers, we would likely experience delays, operational difficulties and increased expenses, and our ability to provide services to our users or expand our operations may be impaired.

        The inter-company agreements with RSL COM were made in the context of a parent-subsidiary relationship and were not negotiated on an arms' length basis. As a result, the terms of such agreement may be better or worse than the terms that would have been negotiated by unaffiliated third parties for similar arrangements.

RSL COM WILL CONTROL ALL MATTERS SUBMITTED TO A STOCKHOLDER VOTE

        After completion of our initial public offering, RSL COM owns all of our Class B common stock and will therefore own approximately 95.5% of the voting power of our company.

        As long as RSL COM continues to beneficially own shares of capital stock representing more than 50% of the voting power of our outstanding capital stock, RSL COM will be able to exercise a controlling influence over decisions affecting our company, including:

        o composition of our board of directors and, through it, the direction and policies of our company, including the appointment and removal of officers

        o  mergers or other business combinations involving our company

        o  acquisitions or dispositions of assets by our company

        o future issuances of capital stock or other securities by our company

        o  incurrence of debt by our company

        o amendments, waivers and modifications to any agreements between us and RSL COM

        o  payment of dividends on our capital stock

        o  approval of our business plans and general business development

In addition, five of our ten directors are officers and/or directors of RSL COM, or otherwise affiliated with RSL COM. As a result, the ability of any of our other stockholders to influence the management of our company is limited, which could have an adverse effect on the market price of our stock.

WE ARE SUBJECT TO THE COVENANTS OF RSL COM'S INDENTURES WHICH RESTRICT OUR ABILITY TO CONDUCT OUR BUSINESS

        Although we are neither the debtor nor the guarantor under any of the indentures that govern a substantial amount of RSL COM's debt, we are subject to covenants by reason of our status as a restricted subsidiary of RSL COM under such indentures. As of March 1, 2000, RSL COM had approximately $1.4 billion of debt outstanding under these indentures. This debt is unsecured. These restrictions significantly limit the ability of RSL COM and its restricted subsidiaries, including our company, to incur additional indebtedness or create liens on their assets. The limitations on indebtedness under the indentures generally are based on the application of tests derived from RSL COM's consolidated financial statements. Effectively, our ability to incur indebtedness is limited by the amount of indebtedness that RSL COM and its restricted subsidiaries, including our company, are permitted to incur under the indentures. The limitations under RSL COM's restrictive indenture covenants currently prohibit us from incurring any significant amount of additional debt. We have also agreed with RSL COM not to take any action which would cause RSL COM to default under its indentures and not to incur any debt, other than inter-company debt, without its written consent so long as we are a restricted subsidiary of RSL COM. In addition, currently the restrictions under the RSL COM indentures effectively prohibit us from paying dividends and limit our ability to make other distributions in respect of our capital stock, sell assets, engage in mergers or acquisitions or make some types of investments. Such restrictions also limit the ability of a third party to acquire a controlling interest in our company. These restrictions may prohibit transactions that would otherwise be beneficial to our company.

THE INTERESTS OF RSL COM MAY CONFLICT WITH OUR INTERESTS

        The interests of RSL COM, our controlling stockholder and principal customer, may conflict with our interests.

        Services. We have entered into a services agreement with RSL COM for the provision of traffic termination services, colocation rights and other network support services. We provide carrier transmission services to RSL COM. Because of these transactions and RSL COM's controlling position in our company, conflicts of interest could arise relating to the nature, quality and pricing of services or products provided by us to RSL COM or by RSL COM to us.

        Financial Support. Historically, RSL COM has funded our working capital and operating losses. As a result, we owe RSL COM $14.8 million, as of December 31, 1999. Also, to the extent that we require additional working capital we may need to turn to RSL COM. Because of RSL COM's control over us, conflicts of interest could arise relating to the prepayment of borrowings, the provision of additional funding and the terms of such funding and general issues relating to the uses and sources of our funds.

        Board Conflicts. Five of our ten directors are officers and/or directors of RSL COM, or otherwise affiliated with RSL COM. Our directors who are also directors or officers of RSL COM will have fiduciary duties, including duties of loyalty, to both companies and may have conflicts of interest with respect to matters potentially involving or affecting us, such as acquisitions, financings or other corporate opportunities that may be suitable for both us and RSL COM. Some of these individuals and a number of our executive officers own substantial amounts of RSL COM capital stock and/or options for shares of RSL COM capital stock. Although we believe that these directors and officers will be able to fulfill their fiduciary duties to our stockholders despite their positions with RSL COM and their ownership of RSL COM capital stock and options, there could be potential conflicts of interest when these directors and officers are faced with decisions that could have different implications for our company and RSL COM. There are no specific policies in place with respect to any conflicts that may arise. We expect conflicts to be resolved on a case-by- case basis, and in a manner consistent with applicable law. For example, if a business opportunity were presented to both us and RSL COM for consideration, directors affiliated with RSL COM would not participate in our consideration of that opportunity. However, conflicts could be resolved in a manner adverse to us which could harm our business.

RSL COM MAY COMPETE WITH OUR COMPANY

        RSL COM is in the communications business and may compete with us under some circumstances. Under the services agreement between us and RSL COM, RSL COM is prohibited from competing with us in providing Internet telephony services as described in the services agreement, provided that we provide RSL COM with any requested Internet telephony services promptly and with quality assurance. However, this non-competition provision terminates on September 3, 2001 and the scope of such provision is subject to the following limitations:

        o RSL COM and its subsidiaries may acquire up to 20% in an entity providing Internet telephony services

        o RSL COM and its subsidiaries may be stockholders in entities providing Internet telephony services,

        o the non-competition provision does not apply to RSL COM's subsidiaries that become publicly traded companies

        o Internet telephony services under the non-competition provision are limited to (1) phone to phone services marketed as IP to the general public, including both individuals and businesses and
           (2) the following Web-based enhanced communication services:
           PC-to-phone, D3 box, Click IT, Global Roaming, IP-initiated conference calls, Phone-to-PC, D3 Fax, information services and white boarding

RSL COM'S CLASS B COMMON STOCK MAY BE TRANSFERRED TO A THIRD PARTY THAT WOULD EFFECTIVELY CONTROL US

        Although our Class B common stock generally converts to common stock automatically upon transfer, RSL COM may transfer our Class B common stock to permitted transferees, including entities controlled by RSL COM or its principal stockholder, Ronald S. Lauder, and successors in interest of RSL COM. As a result, a third party could acquire our Class B common stock and may become party to our intercompany agreements. We cannot assume that a third party would maintain good relations with us or maintain or renew our agreements with RSL COM.

RISKS RELATED TO OUR STOCK

A THIRD PARTY MAY BE DETERRED FROM ACQUIRING OUR COMPANY

        The disproportionate voting rights of our Class B common stock relative to our common stock could delay, deter or prevent a third party from attempting to acquire control of us. This provision may have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of our company, even though such a change in ownership would be economically beneficial to our company and our stockholders.

VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT OUR STOCKHOLDERS

        Since trading commenced in November 1999, the market price of our common stock has been highly volatile and may continue to be volatile and could be subject to wide fluctuations in response to factors such as:

        o variations in our actual or anticipated quarterly operating results or those of our competitors

        o announcements by us or our competitors of technological innovations

        o introduction of new products or services by us or our competitors

        o  changes in financial estimates by securities analysts

        o  conditions or trends in the Internet industry

        o  changes in the market valuations of other Internet companies

        o announcements by us or our competitors of significant acquisitions

        o  our entry into strategic partnerships or joint ventures

        o  sales of our capital stock by RSL COM

All of these factors are, in whole or part, beyond our control and may materially adversely affect the market price of our common stock regardless of our performance.

        Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. The trading prices of many Internet-related and technology companies' stocks have reached historical highs within the last 52 weeks and have reflected relative valuations substantially above historical levels. During the same period, such companies' stocks have also been highly volatile and have recorded lows well below such historical highs. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices.

WE DO NOT INTEND TO PAY DIVIDENDS

        We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings to finance our operations and to expand our business and, therefore, do not expect to pay any cash dividends in the foreseeable future. In addition, indentures governing outstanding indebtedness of RSL COM restrict our ability to declare or pay cash dividends, and, for the foreseeable future, effectively prohibit such payments or declarations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We believe our exposure to market risk is immaterial. We currently do not invest in, or otherwise hold, for trading or other purposes, any financial instruments subject to market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Consolidated Financial Statements required by this item are included in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

        The following table sets forth certain information concerning our directors, executive officers and key employees.


NAME                                    AGE   POSITION

Elie C. Wurtman                          30   CO-FOUNDER, CO-CHAIRMAN OF THE
                                                 COMPANY AND CHAIRMAN OF THE
                                                 BOARD OF DIRECTORS

JACOB A. DAVIDSON                        30   CO-FOUNDER AND CO-CHAIRMAN OF
                                                 THE COMPANY

MARK J. HIRSCHHORN                       35   VICE PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER

NOAM BARDIN                              28   CO-FOUNDER, INTERIM CHIEF
                                                 EXECUTIVE OFFICER, PRESIDENT,
                                                 VICE PRESIDENT OF TECHNOLOGY
                                                 AND CHIEF TECHNOLOGY OFFICER*

SHIMMY ZIMELS                            34   VICE PRESIDENT OF OPERATIONS

DR. BARUCH D. STERMAN                    38   VICE PRESIDENT OF RESEARCH AND
                                                 DEVELOPMENT AND PRODUCT
                                                 INTEGRATION

MARC M. TOBIN                            33   GENERAL COUNSEL

AVERY S. FISCHER                         32   DIRECTOR

ITZHAK FISHER                            43   DIRECTOR

ROBERT R. GRUSKY                         42   DIRECTOR

YADIN KAUFMANN                           40   DIRECTOR

JACOB Z. SCHUSTER                        50   DIRECTOR

DONALD R. SHASSIAN                       44   DIRECTOR

NIR TARLOVSKY                            33   DIRECTOR

OAKLEIGH THORNE                          42   DIRECTOR

--------------------------------------------

*PRIOR TO APRIL 1, 2000, AMOS SELA SERVED AS CHIEF EXECUTIVE OFFICER AND PRESIDENT.

        ELIE C. WURTMAN co-founded our company and has been a co-chairman of our company since October 1999 and the chairman of our board of directors since April 1999. Mr. Wurtman was president and chief executive officer of our company from November 1996 until March 1999 and acting vice president of sales and marketing for our company from August 1998 to March 1999. Mr. Wurtman has served as vice president of emerging technologies for RSL COM from April 1998 to May 1999. In November 1995, Mr. Wurtman co-founded Ambient Corporation, Inc., a company which develops smartcard technology, and was a director of Ambient until September 1999. Mr. Wurtman co-founded Pioneer Management Corporation, a holding company involved in several high- tech ventures, and was a director from January 1992 to June 1996.

        JACOB A. DAVIDSON co-founded our company and has been a co-chairman of our company since October 1999. Mr. Davidson is not a director of our company. From April 1999 to October 1999, Mr. Davidson acted as our president. From May 1996 to March 1999, Mr. Davidson served as chairman of the board of our company. Mr. Davidson co-founded Ambient Corporation and served as its chief executive officer and its chairman from June 1996 until September 1999. Mr. Davidson co-founded Pioneer Management Corporation and was the managing director from January 1992 to June 1996.

        MARK J. HIRSCHHORN has been our vice president and chief financial officer since April 1999. Prior to joining our company, Mr. Hirschhorn served in various positions at RSL COM, including vice president-finance from August 1997 to May 1999, global controller from January 1996 to May 1999 and assistant secretary from September 1996 to May 1999. From October 1987 to December 1995, Mr. Hirschhorn was employed at Deloitte & Touche LLP, most recently as senior manager.

        NOAM BARDIN co-founded our company and has been vice president of technology and chief technology officer since June 1997. Effective April 1, 2000, Mr. Bardin will serve as president and interim chief executive officer of our company. Prior to serving as vice president, Mr. Bardin served as our global network director from November 1996 to May 1997. From November 1995 to October 1996, Mr. Bardin served as director of operations for Ambient Corporation. From January 1995 to October 1995, Mr. Bardin worked for several Israeli high-tech companies in helping to secure government grants and assistance. Prior to 1995, Mr. Bardin attended Hebrew University.

        SHIMMY ZIMELS has been our vice president of operations since July 1997. Prior to joining our company, Mr. Zimels was the controller and vice president of finance of Net Media Ltd., a leading Israeli-based Internet service provider, from June 1995 to June 1997. From April 1991 to May 1995, Mr. Zimels was a senior tax auditor for the Income Tax Bureau of the State of Israel.

        DR. BARUCH D. STERMAN has been our vice president of research and development and product integration since May 1998. Prior to joining our company, Dr. Sterman worked as a consultant for Israeli businesses in database design, billing systems, and automated data flow from August 1996 to May 1998. After receiving a doctorate in Physics in June 1993, Dr. Sterman founded a start-up company, Gal-Or Lasers, that developed a compact laser (of his own design) for industrial and medical use.

        MARC M. TOBIN has been our general counsel since August 1998 and our corporate secretary since September 1999. Prior to joining our company, Mr. Tobin served as corporate counsel to Slim Fast Foods Company from October 1991 to July 1998 and assistant corporate secretary from March 1995 to July 1998.

        AVERY S. FISCHER has been a director of our company since September 1999 and was the secretary of our company from July 1997 until September 1999. Mr. Fischer has served as vice president of legal affairs and general counsel of RSL COM since January 1999 and legal counsel of RSL COM since January 1997. From 1994 to 1997, he was an associate with the law firm of Rosenman & Colin LLP, New York, New York with a practice concentrating in mergers and acquisitions, securities and general corporate counseling. From 1993 to 1994, Mr. Fischer was an associate with the law firm of Shea & Gould, New York, New York, with a practice concentrating in commercial and securities litigation.

        ITZHAK FISHER has been a director of our company since July 1997. Mr. Fisher was a co-founder of RSL COM and has been a director, president and chief executive officer of RSL COM since its inception in 1994. From 1992 to 1994, Mr. Fisher served as general manager of Clalcom Inc., a telecommunications company. From 1990 to 1992, Mr. Fisher served as the special consultant to the president of BEZEQ, the Israel Telecommunication Corp., Israel's national telecommunications company. Mr. Fisher co-founded, and was a director, president and chief executive officer of Medic Media, Inc., a company engaged in the business of renting telephone and television systems in hospitals throughout Israel.

        ROBERT R. GRUSKY has been a director of our company since the closing of our initial public offering. Mr. Grusky has been President of RSL Investments Corporation since April 1998. Mr. Grusky has been a senior managing member of Hope Capital Partners, L.P., a public equities investment partnership, and a co-founder and principal of New Mountain Capital LLC, a private equity fund, since January 2000. From April 1997 to January 2000, Mr. Grusky was Senior Advisor to Ronald S. Lauder. From 1985 to 1997, Mr. Grusky was at Goldman, Sachs & Co. as a member of its mergers and acquisitions department and later in its principal investment area. In 1990, Mr. Grusky took a one-year leave of absence during which he was appointed a White House Fellow by President Bush and served as Assistant to the then Secretary of Defense Dick Cheney. He is a director of Central European Media Enterprises, Ltd., ITI Holdings, S.A. and an advisory director of Tinicum Capital Partners, L.P. He is also a member of the Board of Trustees of the Hackley School and The Multiple Myeloma Foundation.

        YADIN KAUFMANN has been a director of our company since the closing of our initial public offering. Mr. Kaufmann is a co-founder of MainXchange Ltd. and has served as its chairman from February 1997 until the present and as its chief executive officer from February 1997 until January 1999. In 1990, Mr. Kaufmann co- founded Veritas Venture Capital Management Ltd., a venture fund that invests primarily in early-stage technology companies in Israel, and has since 1990 been its co-managing director. From 1987 until 1995, he was involved in the management of Athena Venture Partners, and from 1986 until 1987 he was an associate at the law firm Herzog, Fox & Ne'eman. Mr. Kaufmann currently serves on the Board of Directors of Carmel Biosensors Ltd.

        JACOB Z. SCHUSTER has been a director of our company since May 1999. He has been a director, executive vice president and assistant secretary of RSL COM since 1994. Mr. Schuster served as treasurer of RSL COM from 1994 through 1998, and was chief financial officer from February 1997 until December 1998. Mr. Schuster has been president and treasurer of RSL Management Corporation since November 1995 and executive vice president of RSL Investments Corporation since March 1994. From 1986 to 1992, Mr. Schuster was a general partner and treasurer of Goldman Sachs.

        DONALD R. SHASSIAN has been a director of our company since May 1999. Mr. Shassian has served as chief operating officer of RSL COM since August 1999, and he has served as executive vice president, chief financial officer and treasurer of RSL COM since January 1999. From 1993 through 1998, Mr. Shassian served as senior vice president and chief financial officer of Southern New England Telecommunications. From 1988 through 1993, Mr. Shassian served as a partner of Arthur Andersen LLP, providing audit and business advisory services to companies in the telecommunications industry. In 1992, Mr. Shassian was named the partner-in-charge of Arthur Andersen's telecommunications industry practice group for North America.

        NIR TARLOVSKY has been a director of our company since July 1997. Mr. Tarlovsky has served as the vice president of business development of RSL COM since April 1995, and was a director of RSL COM from April 1995 until March 1997. Mr. Tarlovsky is also vice president of RSL COM North America, Inc., a subsidiary of RSL COM. From 1992 to March 1995, Mr. Tarlovsky served as senior economist of Clalcom. While at Clalcom, he was responsible for the development of new international telecommunications ventures. Mr. Tarlovsky is also a director of Telegate, a German operator services company.

        OAKLEIGH THORNE has been a director of our company since the closing of our initial public offering. Since October 1996, Mr. Thorne has served as the chairman and chief executive officer of TBG Information Investors, LLC, a private equity partnership, and as the co-president of Blumenstein/Thorne Information Partners I, L.P., a private equity partnership. He was president and chief executive officer of Commerce Clearing House, a provider of tax and business law information, software and services from April 1995 to August 1996, and the executive vice president of Commerce Clearing House from January 1991 to April 1995. Since March 1998, Mr. Thorne has been a director of Medscape, a web-based healthcare company. He also serves as the chairman of the board of SCP Communications.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

        Our certificate of incorporation, as amended and restated, provides that the number of members of our board of directors shall be not less than three and not more than thirteen. Our number of directors is currently ten. At each annual meeting of stockholders, directors will be elected to hold office for a term of one year and until their respective successors are elected and qualified. All of the officers identified above serve at the discretion of our board of directors.

        We have established an executive committee, a compensation committee and an audit committee to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The functions of these committees and their current members are set forth below.

        The Executive Committee is empowered to act on any matter except those matters specifically reserved to the full Board of Directors by applicable law. Itzhak Fisher, Donald R. Shassian, Nir Tarlovsky and Elie
C. Wurtman are the current members of the Executive Committee.

        The Compensation Committee is responsible for evaluating our compensation policies, determining our executive compensation policies and guidelines and administering our stock option and compensation plans. Yadin Kaufmann, Jacob Z. Schuster and Oakleigh Thorne are the current members of the Compensation Committee.

        The Audit Committee recommends to the Board the appointment of the firm selected to serve as our independent auditors and our subsidiaries and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent auditors our annual audit and annual financial statements; reviews with management the status of internal accounting controls; evaluates issues having a potential financial impact on us which may be brought to the Audit Committee's attention by management, the independent auditors or the Board; and evaluates our public financial reporting documents. Jacob Z. Schuster, Donald R. Shassian and Robert R. Grusky are the current members of the Audit Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of common stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with all Section 16(a) forms they file.

        To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company, all of the Company's directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements, except for the Statements of Beneficial Ownership on Form 3 relating to the beneficial ownership of shares of common stock by Shimmy Zimels, Jacob A. Davidson, Marc Tobin, Baruch D. Sterman, Elie C. Wurtman, Noam Bardin, Amos Sela, Mark J. Hirschhorn, Yadin Kaufmann, Oakleigh Thorne, Avery S. Fischer, Itzhak Fisher, Robert R. Grusky, Jacob Z. Schuster, Donald R. Shassian, Nir Tarlovsky, RSL Communications Ltd. and CNET Investment Inc., which were not filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table sets forth certain summary information concerning the compensation paid or awarded to the chief executive officer of the Company and the four other most highly compensated executive officers of the Company in 1999 whose total salary and bonus exceeded $100,000.


                                                             1999 ANNUAL
                                                           COMPENSATION ($)      LONG-TERM      ALL OTHER
                                                         ---------------------
                                                         SALARY ($)   BONUS ($) COMPENSATION  COMPENSATION ($)
                                                         ----------  ---------- ------------  ----------------
Amos Sela, president and chief executive officer.......    230,000     115,000       --             --

Mark J.  Hirschhorn, chief financial officer...........    200,000     160,000       --             --

Noam Bardin, chief technology officer..................    170,000     136,000       --             --

Shimmy Zimels, vice president of operatons.............    170,000     136,000       --             --

Elie Wurtman, co-chairman of the company...............    180,000      90,000       --             --


OPTION GRANTS DURING FISCAL 1999

     The following table sets forth information regarding stock options granted to the named executive officers during 1999.




                                    INDIVIDUAL GRANTS
                   ---------------------------------------------------
                    SHARES OF   % OF TOTAL  EXERCISE                         POTENTIAL REALIZABLE VALUE AT
                   COMMON STOCK   OPTIONS    PRICE   FAIR MARKET             ASSUMED RATES OF STOCK PRICE
                    UNDERLYING  GRANTED TO    PER     VALUE ON               APPRECIATION FOR OPTION TERM
                     OPTIONS    EMPLOYEES IN SHARE   GRANT DATE EXPIRATION   -----------------------------
NAME               GRANTED (#)  FISCAL YEAR ($/SH)      ($/SH)     DATE         0%         5%        10%
-----              ------------ ----------- -------   --------- --------    ---------  ---------  ---------
Amos Sela .........  273,332       21.4      5.11       15.00    4/1/06     2,703,253  4,372,357  6,592,975

Mark J.  Hirschhorn  173,938       13.6      5.11       15.00    4/1/06     1,720,246  2,782,401  4,195,517

Noam Bardin .......  173,938       13.6      5.11       15.00    4/1/06     1,720,246  2,782,401  4,195,517

Shimmy Zimels......  173,938       13.6      5.11       15.00    4/1/06     1,720,246  2,782,401  4,195,517

Elie Wurtman.......  165,656       13.0      5.11       15.00    4/1/06     1,638,338  2,649,918  3,995,749

---------------

* Excludes options issued in exchange for RSL COM restricted units.

OPTION EXERCISES IN FISCAL 1999 AND YEAR-END OPTION VALUES

     The following table sets forth information for the named executive offices with respect to options held as of December 31, 1999.


                                                                 NUMBER OF
                                                                 SECURITIES         VALUE OF
                                                                 UNDERLYING       UNEXERCISED
                                                                 UNEXERCISED      IN-THE-MONEY
                                                                 OPTIONS AT        OPTIONS AT
                                SHARES                           YEAR END (#)        YEAR-END
                               ACQUIRED            VALUE        EXERCISABLE ($)    EXERCISABLE
NAME                          ON EXERCISE(#)    REALIZABLE      /UNEXERCISABLE    /UNEXERCISABLE
-----                         --------------   -------------    ---------------   --------------
Amos Sela....................            0                0        0/273,332       0/5,641,572

Mark J.  Hirschhorn..........            0                0        0/173,938       0/3,590,080

Noam Bardin..................      248,483        6,397,443        0/173,938       0/3,590,080

Shimmy Zimels................       86,969        2,239,104        0/173,938       0/3,590,080

Elie Wurtman.................            0                0        0/165,656       0/3,419,140

COMPENSATION OF DIRECTORS

     We do not pay our directors cash compensation. Directors are reimbursed for the expenses they incur in attending meetings of the board or board committees. Each director who was not our employee received options to purchase 24,848 shares of common stock upon completion of our initial public offering, with an exercise price equal to the initial public offering price. Under our 1999 Directors' Plan, each non-employee director will be eligible to receive on an annual basis options to purchase 10,000 shares of common stock with an exercise price equal to the fair market value on the date of grant. See "1999 Directors' Plan."

EMPLOYMENT AGREEMENTS

     We have entered into employment agreements with Messrs. Sela, Hirschhorn, Wurtman, Davidson, Bardin and Zimels, each with the following principal terms:

     o The agreement is effective as of April 1, 1999 and will end on March 31, 2002.

     o The employee is entitled to receive a base salary as stated below, increased on each January 1, commencing January 1, 2001, by an amount equal to his base salary then in effect, multiplied by the applicable cost of living index during the prior year. The employee's base salary, as adjusted for cost of living increases, may be further increased at the option and in the discretion of the board of directors.

     o The employee shall be granted options to purchase shares of our common stock as set forth below, under our proposed 1999 Stock Incentive Plan, at an exercise price of $5.11 per share. The employee's options are exercisable in installments, as long as the employee is employed by us on the applicable vesting date, and after an option is exercisable, that option remains exercisable until the expiration of seven years from the date of the agreement. If the employee is terminated for any reason prior to September 30, 2000, following such date, any unvested options will expire. If the employee is terminated for cause, following such date, all options will expire. In the case of Messrs. Sela, Hirschhorn, Bardin and Zimels, the options are exercisable in three equal installments on each of April 1, 2000, 2001 and 2002. In the case of Messrs. Wurtman and Davidson, 50% of the options are exercisable on April 1, 2000 and the remaining options are exercisable in two equal installments on each of April 1, 2001 and April 1, 2002.

     o The employee's options are immediately exercisable in full upon a change of control. The employee's options, following any termination of the employee's employment, other than for cause, remain exercisable for the lesser of two years and the remaining term of his options.

     o If the employee's employment is terminated by us without cause or by the employee for good reason, the employee is entitled to receive previously earned but unpaid salary, vested benefits and a payment equal to his base salary as in effect immediately prior to the termination date.

     o If the employee dies or is unable to perform his duties, he or his representative or estate or beneficiary will be paid, in addition to any previously earned but unpaid salary and vested benefits, 12 months' total base salary reduced, in the case of disability, by any disability benefits he receives.

     The following table sets forth the position, base salary and number of shares of common stock represented by the options granted for each of Messrs. Wurtman, Sela, Davidson, Hirschhorn, Bardin and Zimels, pursuant to their respective employment agreements:


                                                                                          OPTIONS TO
                                                                                           PURCHASE
                                                                                           SHARES OF
                                            POSITION                      BASE SALARY     COMMON STOCK

Elie C.  Wurtman ...............  Co-Chairman of the Company and
                                  Chairman of the Board of Directors     $   180,000(1)       165,656

Amos Sela(2) ...................  Chief Executive Officer and President  $   230,000          273,332

Jacob A.  Davidson .............  Co-Chairman of the Company             $   180,000(1)       115,959

Mark J.  Hirschhorn ............  Vice.President and Chief Financial     $   200,000          173,938
                                  Officer

Noam Bardin ....................  Vice President of Technology and       $   170,000          173,938
                                  Chief Technology Officer

Shimmy Zimels ..................  Vice President of Operations           $   170,000          173,938

(1) Messrs. Wurtman and Davidson will devote 50% of their time to us beginning on April 1, 2000 and their base salaries will at that time be reduced to $90,000 each.

(2) Effective April 1, 2000, we and Mr. Sela have mutually agreed to terminate his employment agreement.

        Following RSL COM's purchase of Mr. Davidson's and Mr. Wurtman's interests in us in July 1997, they entered into employment agreements with RSL COM dated July 1997. These agreements terminated at the end of March 1999. They entered into new employment agreements with us as of April 1, 1999.

1999 STOCK INCENTIVE PLAN

        We have a stock incentive plan. The purpose of the plan is to foster and promote the long-term financial success of our company and materially increase shareholder value by (a) motivating superior performance by means of performance-related incentives, (b) encouraging and providing for the acquisition of an ownership interest in our company by executive officers, other employees and consultants and (c) enabling us to attract and retain the services of an outstanding management team upon whose judgment, interest and effort the successful conduct of our operations is largely dependent.

        GENERAL. The plan provides for the grant of (i) incentive stock options and non-incentive stock options to purchase our common stock; (ii) stock appreciation rights, which may be granted in tandem with or independently of stock options; (iii) restricted stock and restricted units; (iv) incentive stock and incentive units; (v) deferred stock units; and (vi) stock in lieu of cash. We have reserved 4,000,000 shares of our common stock for issuance upon exercise of awards to be granted under the plan.

        ADMINISTRATION. The plan will be administered by our compensation committee or such other committee as designated by our board of directors. This committee will be made up of at least two directors who are not our employees and whose membership on the committee (i) does not adversely impact our ability to deduct compensation payments made under the plan and
(ii) will permit recipients of awards to avail themselves of exemptions under federal securities laws.

        ELIGIBILITY AND EXTENT OF PARTICIPATION. The plan provides for discretionary grants of awards to officers of the company within the meaning of Rule 16a-1(f) of the Exchange Act and to other employees and consultants of the company. Directors who are non-employees are prohibited from participating in the plan. The maximum number of shares for which options or stock appreciation rights may be granted to any one participant in a calendar year is 600,000 of the shares of common stock available under the plan.

        STOCK OPTIONS. Under the plan, the committee may grant both incentive and non-incentive stock options for common stock of the company. The options generally will have a term of seven years and will become exercisable in three equal installments commencing on the first anniversary of the date of grant. The purchase price per share payable upon exercise of an option will be established by the committee; provided, however, that such option exercise price may be no less than the fair market value of a share of our common stock on the date of grant (or 110% of the fair market value, in the case of incentive stock option grants to persons holding more than 10% of voting power of all classes of our capital stock). The option exercise price is payable by one of the following methods or a combination of methods to the extent permitted by the committee: (i) in cash or its equivalent, or (ii) subject to the approval of the committee, in shares of common stock owned by the participant for at least six months prior to the date of exercise. The committee may provide that a participant who delivers shares of common stock to exercise an option when the market value of the common stock exceeds the exercise price of the option will be automatically granted reload options for the number of shares delivered to exercise the option. Reload options will be subject to the same terms and conditions as the related option except that the exercise price will be the fair market value on the date the reload option is granted and such reload option will not be exercisable for six months.

        STOCK APPRECIATION RIGHTS. The committee may grant stock appreciation rights in tandem with or independently of a stock option. Stock appreciation rights entitle the participant to receive the excess of the fair market value of a stated number of shares of common stock on the date of exercise over the base price of the stock appreciation right. The base price may not be less than 100% of the fair market value of the common stock on the date the stock appreciation right is granted. The committee will determine when a stock appreciation right is exercisable, the method of exercise, and whether settlement of the stock appreciation right is to be made in cash, shares of common stock or a combination of cash and shares.

        RESTRICTED STOCK AND RESTRICTED UNITS. The committee may grant awards in the form of restricted stock and restricted units. For purposes of the plan, restricted stock is an award of common stock and a restricted unit is a contractual right to receive common stock (or cash based on the fair market value of common stock). Such awards are subject to such terms and conditions, if any, as the committee deems appropriate. Unless otherwise determined by the committee, participants are entitled to receive either currently or at a future date, dividends or other distributions paid with respect to restricted stock and, if and to the extent determined by the committee, either to be credited with or receive currently an amount equal to dividends paid with respect to the corresponding number of shares covered by restricted units. Restricted stock and restricted units become vested and nonforfeitable and the restricted period shall lapse upon the third anniversary of the date of grant unless the committee determines otherwise.

        INCENTIVE STOCK AND INCENTIVE UNITS. The plan allows for the grant of awards in the form of incentive stock and incentive units. For purposes of the plan, incentive stock is an award of common stock and an incentive unit is a contractual right to receive common stock. Such awards will be contingent upon the attainment, in whole or in part, of certain performance objectives over a period to be determined by the committee. With regard to a particular performance period, the committee has the discretion, subject to the plan's terms, to determine the terms and conditions of such awards, including the performance objectives to be achieved during such period and the determination of whether and to what degree such objectives have been attained. Unless otherwise determined by the committee, participants are entitled to receive, either currently or at a future date, all dividends and other distributions paid with respect to the incentive stock and, if and to the extent determined by the committee, either to be credited with or receive currently an amount equal to dividends paid with respect to the corresponding number of shares covered by the incentive units.

        ELECTIVE UNITS. On such date or dates established by the committee and subject to such terms and conditions as the committee will determine, a participant may be permitted to defer receipt of all or a portion of his annual compensation and/or annual incentive bonus ("deferred annual amount") and receive the equivalent amount in elective stock units based on the fair market value of the common stock on the date of grant. To the extent determined by the committee, a participant may also receive supplemental stock units for a percentage of the deferred annual amount. On the date of a participant's termination of employment, the participant will receive a number of shares of common stock equal to the number of elective units and supplemental units held on that date. Elective units carry no voting rights until the shares have been issued. The committee will determine whether any dividend equivalents attributable to elective units are paid currently or credited to the participant's account and deemed reinvested in common stock. Elective units and dividend equivalents with respect to the elective units are fully vested at all times. Unless the committee provides otherwise, supplemental units and dividend equivalents with respect to the supplemental units will become fully vested on the third anniversary of the date the corresponding deferred amount would have been paid.

        STOCK IN LIEU OF CASH. The plan authorizes the committee to grant awards of common stock to executive officers in lieu of all or a portion of an award otherwise payable in cash pursuant to any bonus or incentive compensation plan of the company, based on the fair market value of the common stock.

        AMENDMENT AND TERMINATION. No awards may be granted under the plan after the expiration of ten years from the date of the plan's adoption. The board of directors or the committee may amend, suspend or terminate the plan or any portion of it at any time. However, no amendment may be made to the plan without shareholder approval if such amendment would (1) increase the number of shares of common stock subject to the plan, (2) change the price at which options may be granted, or (3) remove the administration of the plan from the committee.

1999 PERFORMANCE INCENTIVE PLAN

        We have a performance incentive plan. The purpose of the plan is to assist the company and its subsidiaries to attract, retain, motivate and reward the best qualified executive officers and key employees by providing them with the opportunity to earn competitive compensation directly linked to our performance.

        GENERAL. Under the plan, bonuses are payable if we meet any one or more of several performance criteria, which are to be set annually by the committee, after receipt of the proposed annual budget for the coming year from management. It is expected that proposed performance criteria for the coming year will be presented by management in the fourth quarter of the current year and approved not later than March 31 of the next year. It is expected that the period over which performance is to be measured will be one year.

        The committee shall determine whether bonuses payable under the plan will be paid in cash, shares of common stock or in any combination thereof, provided that not less than 50% of any bonus shall be in cash. No more than 400,000 shares common stock may be issued under the plan.

        ADMINISTRATION. The plan will be administered by our compensation committee or such other committee as designated by our board of directors. This committee will be made up of directors who are not our employees and whose membership on the committee (i) does not adversely impact our ability to deduct compensation payments made under the plan and (ii) will permit recipients of awards to avail themselves of exemptions under federal securities laws. The committee will establish the performance targets and certify whether such performance targets have been achieved.

        BONUS. Bonus amounts are determined as follows: if 100% of the pre-established targets are achieved, participants will generally be eligible to receive a bonus equal to their base salary for such year. If 120% of such targets are achieved, the bonus potentially payable to participants will generally equal twice their base salary for such year and, if 80% of such targets are achieved, the bonus potentially payable to participants will generally equal 25% of their base salary for such year. To the extent our results exceed 80% of the targets but is less than 120% of the targets, the amount of the bonus payable to participants will be adjusted proportionately based on where such results fall within the ranges set forth above.

        Once eligibility has been determined, a bonus, if applicable, will consist of two components. Fifty percent of the amount determined pursuant to the formula described above will be payable if the targets are achieved. Up to an additional 50% of such amount will be payable in the discretion of the committee. In addition, the plan permits the committee to grant discretionary bonuses to participants, notwithstanding that a bonus would not otherwise be payable under the plan, to recognize extraordinary individual performance.

        ELIGIBILITY. Each executive officer of the company and each key employee who is recommended by the chief executive officer and selected by the committee and approved by the board of directors is eligible to receive a bonus under the plan.

        OTHER TERMS. No plan participant may receive a bonus with respect to any plan year in excess of $1,000,000. The committee may impose conditions with respect to an award of common stock, including conditioning the vesting of shares on the performance of additional service. The committee may permit a participant to receive all or a portion of his bonus payable in common stock. If a participant's employment terminates prior to the completion of performance period, the committee shall determine whether a prorated bonus may be paid to such a participant. In addition, the plan permits a participant to elect to defer payment of his or her bonus on terms and conditions established by the committee.

        AMENDMENT AND TERMINATION. Either the board of directors or the committee may amend, suspend, discontinue or terminate the plan, provided that, unless the board determines otherwise, any amendment or termination of the plan that requires stockholder approval will not be effective until stockholder approval is obtained.

1999 EMPLOYEE STOCK PURCHASE PLAN

        We have an employee stock purchase plan. The purpose of the employee stock purchase plan is to align employee and shareholder long-term interests by facilitating the purchase of common stock by employees and to enable employees to develop and maintain significant ownership of common stock.

        GENERAL. The employee stock purchase plan is intended to comply with the requirements of Section 423 of the Internal Revenue Code, and to assure the participants of the tax advantages provided thereby. The number of shares of our common stock available for issuance under the employee stock purchase plan is limited to 1,350,000 shares of common stock.

        ADMINISTRATION. The employee stock purchase plan will be administered by a committee established by the board of directors. The committee may make such rules and regulations and establish such procedures for the administration of the employee stock purchase plan as it deems appropriate.

        ELIGIBILITY. All employees of the company and its designated subsidiaries who have at least one year of service and work more than 20 hours per week and five months in a calendar year will be eligible to participate in the employee stock purchase plan, except that employees who are "highly compensated" within the meaning of Section 414(q) of the Code and employees who are five percent or more stockholders of the company or any parent or subsidiary of the company will not be eligible to participate.

        GRANTS. Pursuant to the employee stock purchase plan, each eligible employee will be permitted to purchase shares of common stock up to two times per calendar year through regular payroll deductions in an aggregate amount equal to 1% to 10% of the employee's base pay, as elected by the employee, for each payroll period. Under the employee stock purchase plan, a participant's right to purchase shares of common stock may not accrue at a rate that exceeds $25,000 of fair market value of common stock during any calendar year.

        OFFERING PERIOD; PURCHASE PERIOD. The initial offering period will commence on the first trading day on or after the effective date of the employee stock purchase plan and end on the last trading day on or prior to the second anniversary of the commencement date. Each subsequent offering period will have a duration of approximately one year, commencing on the first trading day and ending on the last trading day of each calendar year (commencing with calendar year 2001). Each "purchase period" will have a duration of approximately six months.

        EXERCISE PRICE. As of the last day of each "purchase period" ending within an "offering period," participating employees will be able to purchase shares of common stock with payroll deductions for a purchase price equal to the lesser of:

       o 85% of the fair market value of common stock on the date the offering period begins and

       o 85% of the fair market value of common stock on the last day of the purchase period.

        A right to purchase shares which is granted to a participant under the employee stock purchase plan is not transferable otherwise than by will or the laws of descent and distribution.

1999 DIRECTORS' PLAN

        We have a directors' stock compensation plan. The purposes of the directors' plan are to enable us to attract, maintain and motivate qualified directors and to enhance a long-term mutuality of interest between our directors and shareholders of our common stock by granting our directors options to purchase our shares.

        Under the directors' plan, on the first business day following each annual meeting of our shareholders during the term of the directors' plan, each director who is not an employee of our company will be granted options to acquire 10,000 shares of our common stock with an exercise price per share equal to the fair market value of a share of our common stock on the date of grant. These options will have a seven-year term and will become exercisable on the first anniversary of the date of grant. In addition, each director who is not an employee of our company on the date of the completion of this offering will be granted options to acquire 24,848 shares of our common stock with an exercise price per share equal to the initial public offering price. Each individual who becomes a director and is not an employee of our company following completion of this offering will be granted options to acquire 24,848 shares of common stock with an exercise price per share equal to the fair market value on the date of grant. These options will have a seven-year term and will be immediately exercisable, but if exercised, subject to the 180-day lock-up to be imposed on our officers and directors. The maximum number of shares that may be issued under the directors' plan is 600,000. The plan will terminate December 31, 2009, unless sooner terminated by our stockholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Executive compensation decisions in 1999 were made by RSL COM's compensation committee, in the case of Mr. Wurtman and Mr. Davidson, and by Mr. Wurtman and Mr. Davidson, with our board's approval, in the case of Mr. Bardin. Following the closing of our initial public offering, our compensation committee will make all compensation decisions regarding our executive officers. In 1999 no interlocking relationship existed between our board of directors and the board of directors or compensation committee of any other company, except that Messrs. Wurtman and Davidson were directors of Ambient, the board of which makes all compensation decisions for Ambient. Mr. Davidson was also Ambient's chief executive officer. See "Related Party Transactions--Ambient."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information with respect to the beneficial ownership of shares of our Class B common stock and common stock as of March 1, 2000 and the beneficial ownership of shares of the capital stock of RSL COM as of March 1, 2000 by:

       o each person who we know owns beneficially more than 5% of our common stock

       o       each of our directors individually

       o       each of our named executive officers individually

       o       all of our executive officers and directors as a group

       o       each stockholder who is selling stock in this offering

        Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of March 1, 2000 pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by an other person listed.


                                    SHARES OF DELTATHREE.CO         SHARES OF RSL COM
                                      CAPITAL STOCK                  CAPITAL STOCK
                                    BENEFICIALLY OWNED             BENEFICIALLY OWNED
                                    -----------------------      --------------------------
                                                 PERCENT-
                                     NUMBER       AGE(1)         NUMBER       PERCENTAGE(2)
                                    --------     -------         ---------    -------------
PRINCIPAL STOCKHOLDERS:

RSL Communications, Ltd.
   767 Fifth Avenue
   Suite 4300,
   New York, New York 10153..........  19,569,459    68.1%               --              --%

Ronald S.  Lauder(3)
   c/o RSL Communications, Ltd.......  19,574,459    68.1        15,947,636 (16)       29.1

CNET Investments, Inc.
   150 Chestnut Street
   San Francisco, California 94111...  1,551,971(4)   5.4                --              --

DIRECTORS AND EXECUTIVE OFFICERS:

Itzhak Fisher(5)(6)..................     25,848       *          3,310,481(17)         6.0

Nir Tarlovsky(5)(6)..................     34,848       *            863,199(18)         1.6

Donald R. Shassian(5)(6).............     29,848       *            101,333(19)           *

Jacob Z. Schuster(5)(7)..............     34,848       *          1,689,404(20)         3.1

Yadin Kaufmann(6)(8).................     24,848       *              1,000(21)           *

Robert R. Grusky(6)(9)...............     26,848       *              3,500(22)           *

Avery S. Fischer(5)(6)...............     31,848       *             14,375(23)           *

Oakleigh Thorne(6)(10)...............     25,298       *                 --              --

Elie C. Wurtman(11)(12)..............    165,656       *                 --              --

Shimmy Zimels(11)(13)................    263,407       *                 --              --

Noam Bardin(11)(13)..................    427,421      1.5                --              --

Mark J. Hirschhorn(11)(13)...........    183,938       *                 --              --

Amos Sela(11)(14)....................    278,332       *                 --              --

All Directors and Executive
Officers as a group (sixteen
persons)(15).........................  1,725,143      5.8         5,995,772            10.9

-------------------
* Less than 1%.
(1) Percentage of beneficial ownership is based on (a) 19,569,459 shares of Class B common stock issued to RSL COM and (b) 9,147,575 shares of common stock (excluding a warrant issued to CNET to purchase 466,028 shares of common stock) outstanding as of March 1, 2000.
(2) Percentage of beneficial ownership is based on RSL COM's outstanding share capital of 24,267,283 shares of Class B common stock and 30,591,975 shares of Class A common stock as of March 1, 2000. Shares of Class B common stock of RSL COM are convertible at any time into shares of Class A common stock of RSL COM for no additional consideration on a share-for-share basis. Shares of Class A common stock of RSL COM are entitled to one vote for each share and shares of Class B common stock of RSL COM are entitled to 10 votes for each share.
(3) Ronald S. Lauder, together with a number of entities, including entities formed for the benefit of charities and members of his family, own shares of RSL COM's capital stock that enable him to vote more than 50% of RSL COM's capital stock. As a result, he may be deemed to be the beneficial owner of our capital stock owned by RSL COM. Mr. Lauder disclaims beneficial ownership of these shares.
(4)   Includes a warrant to purchase 466,028 shares of common stock.
(5)   The address for the director listed is c/o RSL Communications, Ltd.
(6)   Includes options to purchase 24,848 shares of common stock.
(7) Consists of (a) 10,000 shares of common stock owned by Schuster Family Partners, of which Mr. Schuster is the sole general partner and the limited partners are some of his children and (b) options to purchase 24,848 shares of common stock. Mr. Schuster disclaims beneficial ownership of the shares owned by Schuster Family Partners.
(8) The address for Mr. Kaufmann is 91 Medinat Hayehudim St., Herzlia Pituach 46120, Israel.
(9) The address for Mr. Grusky is c/o New Mountain Capital LLC, 712 Fifth Avenue, 23rd Floor, New York, NY 10019.
(10)  The address for Mr. Thorne is P.O. Box 871, Lake Forest, IL 60045.
(11)  The address for director or executive officer listed is c/o us.
(12)  Includes options to purchase 165,656 shares of common stock.
(13)  Includes options to purchase 173,938 shares of common stock.
(14)  Includes options to purchase 273,332 shares of common stock.
(15)  Includes options to purchase 1,279,545 shares of common stock.
(16) Consists of (a) 2,336 shares of Class A common stock of RSL COM, (b) 15,481,527 shares of Class B common stock, (c) 3,873 shares of Class A common stock issuable upon exercise of an equal number of currently exercisable options granted to Mr. Lauder under RSL COM's 1997 Directors' Compensation Plan and (d) 459,900 shares issuable upon exercise of a warrant issued to Mr. Lauder. The shares of Class B common stock consist of: (a) 9,496,295 shares owned by RSL Investments Corporation, a corporation wholly owned by Mr. Lauder,
      (b) 1,814,579 shares owned by EL/RSLG Media, of which The 1995 Estee Lauder RSL Trust, of which Mr. Lauder is a trustee and the beneficiary is a 50% shareholder, (c) 907,290 shares owned by RAJ Family Partners, of which Mr. Lauder is a limited partner and a shareholder of the general partner, and (d) 3,263,363 shares owned directly by Mr. Lauder.
(17)  Consists of (a) 177,839 shares of Class A common stock of RSL COM and
      (b) 3,132,642 shares of Class B common stock of RSL COM owned by Fisher Investment Partners, L.P., of which Mr. Fisher is the sole general partner and the Fisher 1997 Family Trust is the sole limited partner. Mr. Fisher disclaims beneficial ownership of these shares.
(18) Consists of (a) 718,915 shares of Class A common stock of RSL COM owned by Tarlovsky Investment Partners, of which Mr. Tarlovsky is the sole general partner and the Tarlovsky 1997 Family Trust is the sole limited partner and (b) 144,284 shares of Class A common stock issuable upon exercise of an equal number of currently exercisable options granted to Mr. Tarlovsky under RSL COM's 1997 Stock Incentive Plan.
(19)  Consists of (a) 18,000 shares of Class A common stock of RSL COM and
      (b) options to purchase 83,333 shares of Class A common stock of RSL
      COM.
(20) Consists of (a) 1,189 shares of Class A common stock owned directly by Mr. Schuster, (b) 41,656 shares of Class A common stock owned by Schuster Family Partners, of which Mr. Schuster is the sole general partner and the limited partners are some of his children, and (c) 1,646,559 shares of Class B common stock owned by Schuster Family Partners. Mr. Schuster disclaims beneficial ownership of the shares owned by Schuster Family Partners.
(21)  Represents 1,000 shares of Class A common stock of RSL COM.
(22)  Represents 4,500 shares of Class A common stock of RSL COM.
(23)  Consists of (a) 5,980 shares of Class A common stock of RSL COM and
      (b) options to purchase 8,395 shares of Class A common stock of RSL
      COM.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We believe that all of the transactions set forth below were made on an arms-length basis. All future transactions between us and our officers, directors, principal stockholders and affiliates will be approved by a majority of the board of directors, including a majority of the outside directors, and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

AMBIENT

    In January 1998, we entered into a cooperation agreement with Ambient Corporation, a public company founded by Elie Wurtman, a co-chairman of our company and chairman of the board and Jacob Davidson, a co-chairman of our company. Mr. Wurtman was a director of Ambient until September 1999. Mr. Davidson was chief executive officer and chairman of Ambient from June 1996 until September 1999. Mr. Davidson owns a 7% interest in Ambient. Under the cooperation agreement, we provided them with office services for approximately $1,000 per month. We also rented approximately 150 square meters of our facility in Jerusalem, Israel to Ambient. In addition, Ambient rented approximately 675 square feet of office space to us before we moved into our new facilities in Jerusalem for a total of approximately $13,500. The cooperation agreement and the sub-lease to Ambient were terminated as of September 1, 1999.

RSL COM

    On July 23, 1997, RSL COM acquired 51% of our outstanding share capital. From that date through March 31, 1998, RSL COM continued to purchase additional shares from our other stockholders. On March 31, 1998, we entered into a merger agreement with RSL COM and our remaining minority stockholders. Pursuant to the agreement, we merged with and into a newly formed wholly-owned subsidiary of RSL COM. Since RSL COM's acquisition of a controlling interest in us, RSL COM has funded our cash requirements through inter-company loans bearing interest at the rate of 14% per annum. As of December 31, 1999, we owed approximately $14.8 million (principal and accrued interest) to RSL COM. The inter-company loans are due on demand after October 1, 2000. Prior to the closing of our initial public offering, RSL COM made available to us a $10 million line of credit (in addition to the existing $12.3 million), bearing interest at the rate of 14% per annum, due on demand after November 1, 2000. To date, we have not drawn on the RSL COM line of credit. We have agreed with RSL COM that we will not incur any debt other than inter-company debt without its written consent so long as we are a restricted subsidiary.

    Since our initial public offering, RSL COM has been our controlling stockholder and owns 100% of the outstanding Class B common stock, which represents approximately 95.5% of the combined voting power of all of our outstanding capital stock and approximately 68.1% of the economic interest in our company.

    For so long as RSL COM continues to beneficially own shares of capital stock representing more than 50% of the combined voting power of our outstanding capital stock, it will be able to approve any matter submitted to a vote of our stockholders, including, among other things, the election of all members of the board of directors. In addition, our non- competition provision in the services agreement with RSL COM terminates on September 3, 2001. See "--Services Agreement." Therefore, various conflicts of interest could arise between ourselves and RSL COM.

    RSL COM has no contractual obligation to retain its shares of our Class B common stock, except RSL COM has agreed, subject to specified exceptions, not to sell or otherwise dispose of any shares of our Class B common stock for a period of 180 days from the date of the consummation of our initial public offering without the prior written consent of Lehman Brothers Inc. This lock-up agreement does not restrict RSL COM from selling shares of Class B common stock to a purchaser or purchasers of the shares who agree to be bound by the same restrictions that bind RSL COM. As a result, there can be no assurance concerning the period of time during which RSL COM will retain its ownership of our Class B common stock owned by it following the offering. See "--Registration Rights Agreement."

INTERCOMPANY COMPLIANCE AGREEMENT

    We have entered into an agreement with RSL COM under which we have agreed not to take any action which would cause RSL COM to default under its indentures. In order to help RSL COM comply with its indentures, we have also agreed to obtain RSL COM's written consent before incurring any debt and to provide RSL COM with information that it requires for its reporting obligation under its indentures and under the securities laws.

SERVICES AGREEMENT

    We entered into a services agreement with RSL COM on July 23, 1997, which was subsequently amended and restated as of September 3, 1999. As amended and restated, the agreement extends to September 2, 2004, and is automatically extended for additional one-year terms unless terminated by RSL COM or us. The services agreement may be terminated by us or RSL COM for cause, by the non-bankrupt party in the event of bankruptcy of the other party or by RSL COM should RSL COM and/or its affiliates hold less than 50% of the voting control of our outstanding common stock.

Services and Facilities

    Under the agreement, if we require equipment space or limited office space at any location where RSL COM maintains an office or equipment, RSL COM is required to use its reasonable best efforts to provide us such space. However, RSL COM is not obligated to provide us with office space for more than that required by two full-time employees, and RSL COM is entitled to vacate space without it being deemed a breach of the agreement. We are required to pay RSL COM our proportionate share of all lease payments associated with such office or equipment space. In addition, RSL COM is required to make reasonable efforts to assist us in obtaining Internet, frame relay and dedicated lines from third parties in countries where RSL COM has communication switches colocated with our network servers at the same price that RSL COM pays such third parties. As of December 31, 1999, we colocated offices in five locations and equipment in five locations. RSL COM is also required to use its reasonable efforts to purchase dedicated bandwidth connectivity on our behalf from third party bandwidth suppliers at the same price as RSL COM pays such third party suppliers. As a result, we realize certain bulk pricing benefits received by RSL COM.

    Under the services agreement, RSL COM is also required to provide us with the following services:

        o domestic inbound traffic termination--RSL COM is required to terminate our domestic inbound traffic through RSL COM's switches in countries where our servers and RSL COM's switches are co-located. This termination service is provided to us at the then prevailing fair market rates for such service.

        o international outbound termination--RSL COM is required to terminate our international outbound telephone traffic in each country where our servers and RSL COM's switches are co-located and RSL COM has contracted to receive such services in the ordinary course. This termination service is provided to us at the then prevailing fair market rates for such service.

        o traffic origination--RSL COM is required to use its best efforts to assist us in obtaining services, including toll-free services, from local third parties which will provide our users with the ability to access our network at the same rates offered by such third parties to RSL COM in countries where our servers and RSL COM's switches are colocated.

        o use of RSL COM switches--RSL COM is required to provide us with use of RSL's switches to connect our carrier customers in each location where our servers and RSL COM's switches are colocated. The termination rate is $0.01 per minute. We are charged for a minimum usage of 100,000 minutes per month per switch per connection, whether or not such minutes are used. In addition, RSL COM provides our carrier customers billing and other similar customer-related services at a charge of $0.01 per minute of carrier traffic usage. Based on switches currently used, RSL COM charges us a minimum of $7,000 per month.

        o use of prepaid calling platform--RSL COM is required to provide us with access to, and use of, RSL COM's prepaid calling platform in each location where our servers and RSL COM's switches are co- located. If we elect to use RSL COM's prepaid calling platform, we will be charged for a minimum of 100,000 minutes per month. The fee for using RSL COM's prepaid calling platform is $0.01 per minute of traffic usage. In addition, RSL COM is required to provide us with additional customer-related services for our prepaid calling services at a rate of $0.015 per minute of traffic usage. To date, we have not elected to purchase such services.

In the event any of RSL COM's current or future strategic partner objects to RSL COM providing us with any of the foregoing services, RSL COM can cease providing the service to us. A strategic partner is a minority shareholder in RSL COM or any RSL COM subsidiary owning more than 10% of the common stock of such entity. However, RSL COM is required to use reasonable efforts to encourage its strategic partners not to object. To date, no strategic partner has objected to RSL COM providing us with these services.

        Under the services agreement, we are required to provide Internet telephony services and facilities to RSL COM necessary to route RSL COM's international telecommunications traffic between all originations and destinations we service. The agreement provides that we are required to use, at RSL COM's request, up to 50% of our network capacity to route RSL COM's international telecommunications traffic between our origination and termination points. For a period two years from the date of the closing of our initial public offering, RSL COM has committed to purchase a minimum of 50 million minutes per annum of voice and fax transmission services from us. If RSL COM fails in this commitment RSL COM will be required to pay us a shortfall charge of 10% of the average daily weighted coverage price per minute charged by us to RSL COM in the last three months of each annual period. If we are no longer a subsidiary of RSL COM, RSL COM's minimum purchase obligation will cease. These services are provided to RSL COM at the then prevailing fair market rates. However, the services agreement does not specify procedures for establishing such rates.

Marketing

        Under the services agreement, we and RSL COM will engage in joint marketing. Each of us is required to place, in a prominent location, a link on its home page Web site to the other's home page Web site. We will also cross- sell each other's products and services, including through promotional materials and customer service representatives and other additional promotional efforts. However, neither we nor RSL COM are required to market or promote a product or service of the other if such product or service competes with the other party's product or service.

Non-Competition

        Under the services agreement between us and RSL COM, RSL COM is prohibited from competing with us in providing Internet telephony services as described in the services agreement, provided that we provide RSL COM with any requested Internet telephony services promptly and with quality assurance. However, this non-competition provision terminates on September 3, 2001 and the scope of such provision is subject to the following limitations:

        o RSL COM and its subsidiaries may acquire up to 20% in an entity providing Internet telephony services;

        o RSL COM and its subsidiaries may be stockholders in entities providing Internet telephony services, provided that Internet telephony services are ancillary to the business of that entity;

        o the non-competition provision does not apply to RSL COM's subsidiaries that become publicly traded companies; and

        o Internet telephony services under the non-competition provision are limited to (1) phone to phone services marketed as IP to the general public, including both individuals and businesses and
           (2) the following Web- based enhanced communication services:
           PC-to-phone, D3 box, Click IT, Global Roaming, IP-initiated conference calls, Phone-to-PC, D3 Fax, information services and white boarding.

CARRIER TRANSMISSION SERVICES

        RSL COM purchases carrier transmission services from us. RSL COM accounted for 37.6%, 69.1% and 67.2% of our revenues in the years 1997, 1998 and 1999, respectively. Rates are established based on market rates. The balance of our revenues in these periods were derived from services provided to non-affiliates.

REGISTRATION RIGHTS AGREEMENT

        We have entered into an agreement with RSL COM under which we have given RSL COM the right to require us on three occasions to register for sale the shares of common stock they hold. RSL COM will not be allowed to exercise these registration rights during the 180-day lock-up period. RSL COM also has an unlimited number of "piggyback" registration rights. This means that any time we register our common stock for sale, RSL COM will have the right to include their common stock in that offering and sale.

        We have agreed to pay all expenses that result from registration of RSL COM's common stock under the registration rights agreement (other than underwriting commissions for the common stock it sells and RSL COM's taxes). We have also agreed to indemnify RSL COM against liabilities that may result from their sale of common stock they hold, including Securities Act liabilities.

MANAGEMENT AGREEMENT

        We have entered into an agreement with RSL COM pursuant to which RSL COM has agreed from the time we completed our initial public offering until such time as we are no longer a subsidiary of RSL COM, RSL COM will provide to us the following services:

        o  international legal services

        o financial services, including assistance in accounting, financial reporting, budgeting, business controls, tax and treasury related matters

        o  corporate finance and mergers and acquisition advisory services

        o  assistance with network planning

        o  product development

        o  assistance with strategic planning

        o  availability of RSL COM management

        We have agreed to pay to RSL COM $20,000 per month for these services, subject to adjustments for inflation.

RELEASE AND INDEMNIFICATION AGREEMENT

        We entered into an agreement with RSL COM, pursuant to which we have agreed to release each other from any claims existing or arising from acts or events occurring or failing to occur prior to the date of the agreement, other than those arising from this agreement, the services agreement, the registration rights agreement, the management agreement, the intercompany credit agreement, the compliance agreement and other commercial transactions between us and RSL COM. Further, we have agreed to indemnify each other for breaches of the existing agreements described above.

RELATIONSHIPS WITH OTHER INVESTORS

YAHOO! INC.

        In October 1999, we entered into a marketing and promotion agreement with Yahoo! Under this agreement, Yahoo! has agreed to include banners and other promotions on various Yahoo! domestic and international Web sites that will link to areas of our Web site dedicated to our PC-to-phone service and certain of our other enhanced IP communications services. Yahoo! will also send e-mails to certain international and domestic registered users of Yahoo! e-mail with exclusive offers for our PC-to-phone service. In addition, Yahoo! will create and place on Yahoo! Broadcast.com audio advertisements for our enhanced IP communications services. The initial term of this contract is one year. We have committed to pay Yahoo! $850,000 per quarter, in addition to a $600,000 initial payment, for the services provided.

        On October 18, 1999, in exchange for an offset of an account payable to Yahoo! of $1 million, we issued to Yahoo! 125,275 shares of our common stock. In addition, on November 23, 1999, Yahoo! exercised a warrant to purchase 58,626 shares of our common stock. The shares issued to Yahoo! are subject to restrictions on resale. However, Yahoo! will be entitled to request that we register their shares under the Securities Act beginning 180 days after the completion of our initial public offering and to include their shares in our future registered equity offerings.

CNET INVESTMENTS, INC.

        In October 1999, we entered into a marketing and promotion agreement with CNET. Under this agreement, merchants on CNET's shopping sites will be able to integrate our PC-to-phone software to enable users to make a PC-to- phone call directly to such merchant from the CNET shopping site using our Click IT service. In addition, CNET has agreed to display banners and other promotions on its Web sites that will link to our Web site. The initial term of the contract is two years. We have agreed to pay CNET $1,062,500 per quarter for the services provided. We have committed to pay an additional $1,250,000 in each year of the contract, a portion of which was allocated to the third quarter of 1999.

        On October 20, 1999, we issued to CNET for approximately $11 million 1,085,943 shares of our common stock and warrants to purchase 466,028 shares of our common stock at an exercise price of $19.31 per share exercisable for the term of our promotion agreement with CNET. CNET will be entitled to request that we register their shares under the Securities Act beginning 180 days after the completion of our initial public offering and to include their shares in our future registered equity offerings.


                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a)(1) Financial Statements.

               The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements on page F-1 hereto.

               (a)(2) Financial Statement Schedules.

               Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

               (a)(2) Exhibits.

               The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
  3.1**       Form of Amended and Restated Certificate of Incorporation of
              deltathree.com, Inc.
  3.2**       Form of Amended and Restated By-laws of deltathree.com, Inc.
  4.1**       Specimen Certificate of Common Stock.
  4.2**       Specimen Certificate of Class B Common Stock.
  4.3**       Registration Rights Agreement dated September 1, 1999,
              between RSL Communications, Ltd. and deltathree.com, Inc.
 10.1**       Amended and Restated Services Agreement by and between RSL
              Communications, Ltd. and deltathree.com, Inc., dated
              September 3, 1999.
 10.2**       Credit Facility dated September 1, 1999, between RSL
              Communications, Ltd. and deltathree.com, Inc.
 10.3**       Form of deltathree.com, Inc. 1999 Stock Incentive Plan.
 10.4**       Form of deltathree.com, Inc. 1999 Employee Stock Purchase
              Plan.
 10.5**       Form of deltathree.com, Inc. 1999 Performance Incentive Plan.
 10.6**       Form of deltathree.com, Inc. 1999 Directors' Plan.
 10.7**       Employment Agreement effective as of April 1, 1999, between
              Amos Sela and deltathree.com, Inc.
 10.8**       Employment Agreement effective as of April 1, 1999, between
              Mark J. Hirschhorn and deltathree.com, Inc.
 10.9**       Employment Agreement effective as of April 1, 1999, between
              Noam Bardin and deltathree.com, Inc.
 10.10**      Employment Agreement effective as of April 1, 1999, between
              Shimmy Zimels and deltathree.com, Inc.
 10.11**      Employment Agreement effective as of April 1, 1999, between
              Elie C. Wurtman and deltathree.com, Inc.
 10.12**      Employment Agreement effective as of April 1, 1999, between
              Jacob A. Davidson and deltathree.com, Inc.
 10.13**      Investor Rights Agreement dated as of September 29, 1999
              between Yahoo! Inc. and deltathree.com, Inc.
 10.14**      Form of warrant issued to Yahoo! Inc on October 18, 1999.
 10.15**      Management Agreement dated as of November 1, 1999 between
              deltathree.com, Inc. and RSL Communications, Ltd.
 10.16**      Amendment to Services Agreement by and between RSL
              Communications, Ltd. and deltathree.com, Inc., dated November
              1, 1999.
 10.17**      Investor Rights Agreement dated as of October 20, 1999
              between CNET Investments, Inc. and deltathree.com, Inc.
 10.18**      Form of warrant issued to CNET Investments, Inc. on October
              20, 1999.
 10.19**      Intercompany Compliance Agreement dated as of November 1,
              1999, between RSL Communications, Ltd., RSL Communications
              PLC and deltathree.com, Inc.
 10.20**      Development and Promotion Agreement effective as of September
              22, 1999 between CNET, Inc. and deltathree.com, Inc.
 10.21**      Form of Proposed Release and Indemnification Agreement
              between RSL Communications, Ltd. and deltathree.com, Inc.
 10.22        Agreement and Plan of Merger dated as of February 3, 2000
              between deltathree.com, Inc., YourDay Acquisition Corp.,
              YourDay.com, Inc. and SenseNet Inc.
 21.1         Subsidiaries of Registrant.
 23.1         Consent of Brightman Almagor & Co.
 24.1         Power of Attorney (included on the signature page to this
              Annual Report).

-----------------------------

** Incorporated by reference to our registration statement on Form S-1 (Registration No. 333-86503).


              (b)        Reports on Form 8-K.

              During fiscal 1999, we did not file any reports on Form 8-K.




                                 SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on the 27th day of March, 2000.



                                              DELTATHREE.COM, INC.



                                              By: /s/ Mark J. Hirschhorn
                                                  -----------------------
                                                  Mark J. Hirschhorn
                                                  Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Amos Sela AND Mark J. Hirschhorn his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

              SIGNATURE                                TITLE                            DATE
              ---------                                -----                            ----
/s/ Amos Sela
-------------------------------     Chief Executive Officer, President             March 27, 2000
Amos Sela                           and Director (Principal Executive Officer)

/s/ Mark J. Hirschhorn
-------------------------------     Chief Financial Officer (Principal             March 27, 2000
Mark J.  Hirschhorn                 Accounting and Financial Officer)

/s/ Elie C. Wurtman
-------------------------------     Co-Chairman of the Company                     March 27, 2000
Elie C.  Wurtman                    and Chairman of the Board of Directors

/s/ Jacob A. Davidson
------------------------------      Co-Chairman of the Company                     March 27, 2000
Jacob A.  Davidson

/s/ Itzhak Fisher
------------------------------      Director                                       March 27, 2000
Itzhak Fisher

/s/ Nir Tarlovsky
------------------------------      Director                                       March 27, 2000
Nir Tarlovsky

/s/ Donald R. Shassian
-----------------------------       Director                                       March 27, 2000
Donald R.  Shassian

/s/ Jacob Z. Schuster
----------------------------        Director                                       March 27, 2000
Jacob Z.  Schuster

/s/ Avery S. Fischer
----------------------------        Director                                       March 27, 2000
Avery S.  Fischer

/s/ Robert R. Grusky
----------------------------        Director                                       March 27, 2000
Robert R.  Grusky

/s/ Yadin Kaufmann
----------------------------        Director                                       March 27, 2000
Yadin Kaufmann

/s/ Oakleigh Thorne
----------------------------        Director                                       March 27, 2000
Oakleigh Thorne



                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DELTATHREE.COM, INC.

                                                                                          PAGE
                                                                                          ----
Independent Auditors' Report...............................................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999...............................F-3

Consolidated Statements of Operations for the Years Ended December 31, 1997,
  1998 and 1999............................................................................F-4

Statements of Changes in Stockholder's Equity (Deficiency) for
  the Years Ended December 31, 1997, 1998 and 1999.........................................F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
1998 and 1999..............................................................................F-6

Notes to Consolidated Financial Statements.................................................F-7

     All Financial Statement Schedules have been omitted because (i) the required information is not present in amounts sufficient to require submission of the schedule, (ii) the information required is included in the Financial Statements or the Notes thereto or (iii) the information required in the schedules is not applicable to the Company.




                        INDEPENDENT AUDITORS' REPORT


TO THE STOCKHOLDERS OF
DELTATHREE.COM, INC.


     We have audited the accompanying consolidated balance sheets of deltathree.com, Inc. ("the Company") as of December 31, 1998 and 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1999, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


BRIGHTMAN ALMAGOR & CO.
CERTIFIED PUBLIC ACCOUNTANTS (ISRAEL)
A MEMBER OF DELOITTE TOUCHE TOHMATSU

Tel Aviv, Israel
January 26, 2000



                       DELTATHREE.COM, INC. CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                                 ---------------------------
                                                                    1998            1999
                                                                 -----------     -----------
                                                                      ($ IN THOUSANDS)
                            ASSETS
Current assets:
     CASH AND CASH EQUIVALENTS................................    $    1,357      $   89,957
     SHORT-TERM INVESTMENTS...................................            --          11,276
     ACCOUNTS RECEIVABLE--NET..................................          543             903
     DUE FROM AFFILIATES......................................         2,192           1,760
     PREPAID EXPENSES AND OTHER CURRENT ASSETS................           621           3,090
                                                                 -----------     -----------
TOTAL CURRENT ASSETS..........................................         4,713         106,986
                                                                 -----------     -----------
INVESTMENTS...................................................            90              90
                                                                 -----------     -----------
PROPERTY AND EQUIPMENT:
     TELECOMMUNICATIONS EQUIPMENT.............................         7,910           9,844
     FURNITURE, FIXTURES AND OTHER............................           736             721
                                                                 -----------     -----------
                                                                       8,646          10,565
     LESS ACCUMULATED DEPRECIATION............................          (376)         (1,066)
                                                                 -----------     -----------
     PROPERTY AND EQUIPMENT--NET...............................        8,270           9,499
                                                                 -----------     -----------
GOODWILL--NET..................................................       12,488           9,457
                                                                 -----------     -----------
DEPOSITS......................................................           115             800
                                                                 -----------     -----------
TOTAL ASSETS..................................................   $    25,676        $126,832
                                                                 ===========     ===========
             LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     SHORT-TERM DEBT DUE TO AFFILIATES........................   $        --     $    14,752
     ACCOUNTS PAYABLE.........................................         4,302           2,580
     DUE TO AFFILIATES........................................         1,403             626
     DEFERRED REVENUES AND COSTS..............................         1,610             538
     OTHER CURRENT LIABILITIES................................           629           5,548
                                                                 -----------     -----------
TOTAL CURRENT LIABILITIES.....................................         7,944          24,044
                                                                 -----------     -----------
LONG-TERM LIABILITIES:
     LONG-TERM DEBT DUE TO AFFILIATES.........................         5,107              --
     SEVERANCE PAY OBLIGATIONS................................           233             208
                                                                 -----------     -----------
TOTAL LONG-TERM LIABILITIES...................................         5,340             208
                                                                 -----------     -----------
MINORITY INTEREST.............................................            21              --
                                                                 -----------     -----------
TOTAL LIABILITIES.............................................        13,305          24,252
                                                                 -----------     -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
     CLASS A COMMON STOCK, AUTHORIZED AT DECEMBER 31,
         1999--PAR VALUE $0.001; 200,000,000 SHARES;
         ISSUED AND OUTSTANDING 0 AT DECEMBER 31, 1998;
         8,918,132 AT DECEMBER 31, 1999.......................            --               9

     CLASS B COMMON STOCK--PAR VALUE $0.001; 200,000,000
         AND 200,000,000 AT DECEMBER 31, 1998 AND 1999,
         RESPECTIVELY; 19,569,459 AND 19,569,459
         ISSUED AND OUTSTANDING AT DECEMBER 31, 1998
         AND 1999, RESPECTIVELY...............................            20              20

     PREFERRED STOCK, PAR VALUE $0.001; 25,000,000 SHARES
         AUTHORIZED AS OF DECEMBER 31, 1999; NO SHARES
         ISSUED AND OUTSTANDING AT DECEMBER 31, 1998
         AND 1999.............................................          31,O              --

     ADDITIONAL PAID-IN CAPITAL...............................        23,084         157,891

     RECEIVABLE FOR CAPITAL STOCK.............................            --          (1,232)

     DEFERRED COMPENSATION....................................        (1,066)        (10,670)

     ACCUMULATED DEFICIT......................................        (9,667)        (43,438)
                                                                  -----------     -----------
TOTAL STOCKHOLDER'S EQUITY....................................        12,371         102,580
                                                                  -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY....................   $    25,676     $   126,832
                                                                 ===========     ============

                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                     DELTATHREE.COM, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                              1997        1998        1999
                                                              ----        ----        ----
                                                                    ($ IN THOUSANDS,
                                                                   EXCEPT SHARE DATA)
REVENUES:
     AFFILIATES.........................................  $      468  $     3,896 $    7,431

     NON-AFFILIATES.....................................         778        1,742      3,621
                                                          ----------  ----------- ----------
TOTAL REVENUES..........................................       1,246        5,638     11,052
                                                          ----------  ----------- ----------
COSTS AND OPERATING EXPENSES:
     COST OF REVENUES...................................         892        4,459      9,723

     RESEARCH AND DEVELOPMENT EXPENSES..................         294          650      1,233

     SELLING AND MARKETING EXPENSES.....................         632        2,431      7,403

     GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUSIVE OF NON-CASH
         COMPENSATION EXPENSE SHOWN BELOW)..............       1,388        1,842      2,754

     NON-CASH COMPENSATION EXPENSE......................          --          743     19,116

     DEPRECIATION AND AMORTIZATION......................         370        2,671      3,721
                                                          ----------  ----------- ----------
TOTAL COSTS AND OPERATING EXPENSES......................       3,576       12,796     43,950
                                                          ----------  ----------- ----------
LOSS FROM OPERATIONS....................................      (2,330)      (7,158)   (32,898)

INTEREST EXPENSE, NET...................................         (37)        (186)      (873)

MINORITY INTEREST.......................................          --          223         --
                                                          ----------  ----------- ----------
NET LOSS................................................  $   (2,367) $    (7,121)$  (33,771)
                                                          ==========  =========== ==========
NET LOSS PER SHARE--BASIC AND DILUTED.................... $    (0.19) $     (0.37)$    (1.65)
                                                          ==========  =========== ==========
WEIGHTED AVERAGE SHARES OUTSTANDING--BASIC AND DILUTED... 12,390,043   19,253,855 20,418,457
                                                          ==========  =========== ==========


                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                     DELTATHREE.COM, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY)
                              ($ IN THOUSANDS, EXCEPT SHARE DATA)



                                                                             RECEIVABLE                               TOTAL
                             CLASS A              CLASS B       ADDITIONAL      FOR                               STOCKHOLDERS'
                           COMMON STOCK        COMMON STOCK      PAID-IN      CAPITAL    ACCUMULATED   DEFERRED      EQUITY
                          --------------     ----------------
                          SHARES  AMOUNT     SHARES     AMOUNT   CAPITAL       STOCK        DEFAULT  COMPENSATION  (DEFICIENCY)
                          ------  -------    ------     ------  ----------  ----------   ----------- ------------  -------------
BALANCE
   at January 1, 1997.....    --  $    --    7,659,507  $    8   $    141   $      --    $     (179)  $       --    $     (30)
Issuance of capital stock                   11,278,742      11      5,320                                               5,331
Recognition of pushdown
   of goodwill............                                          3,338                                               3,338
Net loss..................                                                                   (2,367)                   (2,367)
                          ------  -------  ----------     ------  ----------  ----------   ----------- ------------  -------------
BALANCE
   At DecembeR 31, 1997...    --       --  18,938,249       19      8,799          --        (2,546)          --        6,272
Conversion of debt and
   warrants to equity                         631,210        1        657                                                 658
Deferred compensation
   expense................                                          1,809                    (1,809)          --
Amortization of deferred
   compensation expense...                                                                                    743         743
recognition of pushdown
   of goodwilL............                                         11,819                                              11,819
Net loss..................                                                                   (7,121)                   (7,121)
                          ------  -------  ----------     ------  ----------  ----------   ----------- ------------  -------------
BALANCE
   At December 31, 1998       --       --  19,569,459       20     23,084          --        (9,667)       (1,066)     12,371
Issuance of common stock
   in initial public offering,
   net of expenses (includ-
   ing over-allotment of
   shares)............... 6,900,000    7                           93,855                                              93,862
Issue of shares to
   employees.............   748,288    1                              232        (232)                                      1
Issue of shares to
   YAHOO!................   183,901    *                            1,000      (1,000)                                      *
Issue of shares to CNET.. 1,085,943                                11,000                                              11,001
Deferred compensation
   expense to Yahoo! and
   CNET..........                                                   4,397                                  (4,397)         --
Deferred compensation
   expense to employees                                            24,323                                 (24,323)         --
Amortization of deferred
   compensation expense                                                                                    19,116      19,116
Net loss.................                                                                   (33,771)                  (33,771)
                          ------  -------  ----------     ----- -----------   ----------  ------------ ------------ --------------
BALANCE
   At december 31, 1999. 8,918,132 $   9   19,569,459       20  $ 157,891     $(1,232)    $ (43,438)    $ (10,670   $ 102,580
                         ========= ======  ==========     ===== ============  ==========  ============  =========== ==============

*  Less than $1,000


                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                     DELTATHREE.COM, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                              1997        1998        1999
                                                              ----        ----        ----
                                                                    ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................. $    (2,367)$    (7,121)$  (33,771)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
         Depreciation and amortization...................         370       2,671      3,721
         Amortization of deferred compensation..........           --         743     19,116
         Write-down of investment........................          --          25         --
         Minority interest...............................          --        (224)       (21)
         Increase (decrease) in liability for severance pay        27         148        (25)
         Provision for losses on accounts receivable.....         100         227       (275)
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable.....         (925)         78        (85)
         Increase in other current assets and due from affiliates(198)     (2,270)     (2037)
         Increase (decrease) in accounts payable........          926       1,734       (793)
         Decrease in deferred revenues...................          --      (1,595)    (1,072)
         Increase in current liabilities and due to affiliates    446       1,827      5,467
                                                          ----------- ----------- ----------
                                                                  746       3,364     23,996
                                                          ----------- ----------- ----------
Net cash used in operating activities....................      (1,621)     (3,757)    (9,775)
                                                          ----------- ----------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment..................        (889)     (3,003)    (2,848)
     Increase in deposits................................          --         (61)      (685)
     Equity investments..................................         (60)        (25)        --
     Other...............................................          --          15         --
                                                          ----------- ----------- ----------
Net cash used in investing activities....................        (949)     (3,074)    (3,533)
                                                          ----------- ----------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in short-term investments                            --          --    (11,276)
     Proceeds from issuance of capital stock.............       5,331          --    104,864
     Proceeds from issuance of convertible notes.........         520          --         --
     Retirement of convertible notes.....................        (208)         --         --
     Proceeds from short-term debt from affiliates.......          --          --      8,320
     Proceeds from long-term debt from affiliates........         (30)      5,000         --
     Proceeds from short-term borrowings.................          25          --         --
     Payment of other long-term debt.....................          --          (8)        --
                                                          ----------- ----------- ----------
Net cash provided by financing activities................       5,638       4,992    101,908
                                                          ----------- ----------- ----------
Increase (decrease) in cash and cash equivalents.........       3,068      (1,839)    88,600
Cash and cash equivalents at beginning of year...........         128       3,196      1,357
                                                          ----------- ----------- ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR................. $     3,196 $     1,357 $   89,957
                                                          =========== =========== ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:
         Interest........................................ $        -- $        -- $       --
                                                          =========== =========== ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
     Conversion of convertible notes and warrants into
       captal stock                                       $        -- $       657 $       --
                                                          =========== =========== ==========
     Assets acquired with vendor credits................. $        -- $     3,000 $       --
                                                          =========== =========== ==========
     Recognition of pushdown of goodwill................. $     3,338 $    11,819 $       --
                                                          =========== =========== ==========

                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                               DELTATHREE.COM, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BUSINESS DESCRIPTION

         a. Description of business--deltathree.com, Inc. (the "Company"), a Delaware corporation, is a global provider of Internet Protocol ("IP") telephony services, which include the transmission of voice and data traffic for communications carriers and the provision of enhanced Web-based and other communications services to individuals and businesses.

         The Company was founded in 1996 to capitalize on the growth of the Internet as a communications tool. The Company commercially provides IP telephony services over a privately-managed IP network. The Company operates a privately-managed IP network with 46 points of presence (POPs) in 29 countries as of December 31, 1999.

         The Company's research and development activities are conducted in Israel by its wholly owned subsidiary, Delta Three Israel Ltd. ("Delta Ltd.").

         b. Acquisition of the Company by RSL COM--The Company is a subsidiary of RSL COM, a publicly-traded multinational telecommunications company. RSL COM and its subsidiaries and affiliates (excluding the Company) are collectively referred to herein as "RSL COM" or "affiliates." Approximately 69% and 67% of the Company's revenues for the year ended December 31, 1998 and 1999, respectively, were derived from transactions with RSL COM.

         In July 1997, the Company issued 8,150,895 shares of capital stock to RSL COM pursuant to a stock purchase agreement with RSL COM (representing 51% of the Company's outstanding capital stock at that time) for aggregate gross consideration of $5,000,000. In addition, at the time of the closing under the stock purchase agreement, the Company issued 2,353,440 shares of capital stock into escrow, which were released to RSL COM in 1997 for no additional consideration under the anti-dilution provisions of the stock purchase agreement relating to the July 1997 issuance. During the remainder of 1997, RSL COM acquired additional shares of capital stock from the Company's existing stockholders for aggregate consideration of $2,857,000. As of December 31, 1997, RSL COM held approximately 75% of the Company's outstanding capital stock.

         By April 1998, RSL COM acquired the remaining outstanding capital stock of the Company held by the Company's remaining stockholders for total consideration of $11,819,000 and merged the Company with a newly formed, wholly-owned subsidiary of RSL COM, with the Company remaining as the surviving corporation.

         The acquisition of the Company by RSL COM has been "pushed-down" into the Company's financial statements as of July 1997, with an increase to both goodwill and additional paid-in capital in the amount of $15,158,000. The goodwill is being amortized by the Company over a five-year period.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Principles of consolidation and basis of presentation--The consolidated financial statements include the accounts of deltathree.com, Inc. and its subsidiaries. The results of subsidiaries acquired or disposed of during the year are included from the date of acquisition to the date of disposal, if applicable. All significant intercompany accounts and transactions have been eliminated in consolidation.

         b. Use of estimates--The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, primarily for allowances for doubtful accounts receivable and the useful lives of fixed assets and intangible assets, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         c. Cash and cash equivalents--The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         d. Allowance for doubtful accounts--The Company estimates the allowance for doubtful accounts by reviewing the status of significant past due receivables and analyzing historical bad debt trends and the Company then reduces accounts receivables by such allowance for doubtful accounts to expected net realizable value.

         e. Investments--Investments in less than 20% of the share capital of other companies are presented at cost. In the event that management identifies a decline of an other than temporary nature in the estimated fair value of an investment to an amount below cost, such investment is written down to fair market value.

         f. Property and equipment and related depreciation--Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from two to ten years. Improvements are capitalized over their estimated life or the life of the lease, whichever is shorter, while repair and maintenance costs are charged to operations as incurred. The useful life of telecommunications network equipment purchased from Ericsson (see
         Note 10b) is 10 years. During 1998, $3 million of the Company's equipment purchases from Ericsson was initially recorded in the Company's consolidated balance sheets as a debit to property and equipment and an offsetting credit to accounts payable. After the Company reached agreement with Ericsson relating to difficulties encountered by the Company in integrating hardware and software purchased from Ericsson (see Note 10b), the Company reclassified the $3 million accounts payable to deferred revenues and costs.

         g. Goodwill and related amortization--Goodwill represents the excess of cost over the fair value of the Company's net assets, pushed down as a result of RSL COM's acquisition of the Company, and is being amortized using the straight-line method over five years.

         h. Impairment of long-lived assets and goodwill--The Company's long-lived assets and goodwill are reviewed for impairment on a quarterly basis and whenever events or changes in circumstances occur indicating that the net carrying amount may not be recoverable. The Company reviews for impairment by comparing the carrying value of the long-lived asset or goodwill to the estimated undiscounted future cash flows expected to result from the use of the long-lived assets (and their eventual disposition) or the goodwill. If the sum of the expected undiscounted future cash flows is less than the carrying amount of assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the long-lived asset or goodwill exceeds the fair value of the long-lived asset or goodwill based on estimated future discounted cash flows. The Company determined that, as of December 31, 1999, there had been no impairment in the carrying value of long-lived assets or goodwill.

         i. Revenue recognition and deferred revenue--The Company records revenue based on minutes (or fractions thereof) of customer usage. The Company records payments received in advance for prepaid services and services to be supplied under contractual agreements as deferred revenue until such related services are provided.

         j. Cost of revenues--Cost of revenues is comprised primarily of access, transmission and termination costs based on actual minutes in addition to monthly circuit lease costs and is net of reimbursements from vendors.

         k. Research and development expenses--Research and development expenses, net of reimbursements from vendors, are expensed as incurred.

         l. Advertising expenses--Advertising expenses are expensed as incurred. For the years ended December 31, 1997, 1998 and 1999, advertising expenses were approximately $24,000, $124,000 and $87,000, respectively.

         m. Income taxes--The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes that result from activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. The Company's foreign subsidiaries file separate income tax returns in the jurisdiction of their operations.

         n. Net loss per share--In accordance with the Company's adoption of SFAS No. 128, "Earnings Per Share", the net loss per share is calculated by dividing the net loss attributable to capital stock by the weighted average number of shares outstanding. Outstanding common stock options are not included in the net loss per share calculation as their effect is anti-dilutive. The adoption of SFAS No. 128 did not materially affect the Company's presentation of net loss per share.

         o. Concentration of credit risk--The Company is subject to concentrations of credit risk which consist principally of trade accounts receivable and cash and cash equivalents.

         The Company maintains its cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.

         The majority of the Company's non-carrier customers prepay for their services. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

         p. Fair value of financial instruments--The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of outstanding borrowings approximate fair value due to their short-term interest rate.

         q. Effects of recently issued accounting standards--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. Generally, it requires that an entity recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specifically designed as a hedge. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not currently engage or plan to engage in any derivative or hedging activities. The adoption of SFAS No. 133 is not expected to have a material impact on the Company.

         During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). The Company amortizes these costs over the anticipated life of the systems. The adoption of SOP No. 98-1 did not have a material impact on the Company's financial statements.

         r. Stock-based compensation--The Company has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and elected to continue the accounting set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has provided the necessary pro forma disclosures as if the fair value method had been applied (See Note 11g).

         s. Reclassifications--Certain previously reported amounts have been reclassified to conform with the 1999 presentation.

NOTE 3 -- ACCOUNTS RECEIVABLE, NET

         Accounts receivable are stated net of an allowance for doubtful accounts of $ 326,000 and $52,000 at December 31, 1998 and 1999,
         respectively.

NOTE 4 -- DUE FROM/TO AFFILIATES

         The balances due from and due to affiliates are for services rendered and are non-interest bearing.

NOTE 5 -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consist of the following:

                                                            DECEMBER 31,
                                                      -------------------------
                                                          1998         1999
                                                      ------------ ------------
                                                          ($ IN THOUSANDS)
                                                                   ------------
Prepaid commissions.................................. $        145 $         --
Deposits with credit card companies..................          199          150
Government of Israel (VAT refund and other)..........           60           55
Deposits with suppliers..............................           87           --
Prepaid expenses.....................................           28        1,333
Loan to employee.....................................           32          977
Other................................................           70          575
                                                      ------------ ------------
Total prepaid expenses and other current assets...... $        621 $      3,090
                                                      ============ ============

NOTE 6 -- GOODWILL, NET
         Goodwill consists of the following:


                                                            DECEMBER 31,
                                                      -------------------------
                                                          1998         1999
                                                      ------------ ------------
                                                          ($ IN THOUSANDS)
                                                                   -----------
Goodwill from acquisition of the Company by RSL COM
     (see Note 1).................................... $     15,158 $    15,158
Less--accumulated amortization........................      (2,670)     (5,701)
                                                      ------------ ------------
     Total goodwill, net............................. $     12,488 $     9,457
                                                      ============ ============


NOTE 7 -- SHORT-TERM DEBT DUE TO AFFILIATES

     The short-term debt issued in 1998 to RSL COM bears interest at a fixed annual rate of 14% and is due on October 1, 2000.

NOTE 8 -- OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following:


                                                            DECEMBER 31,
                                                      -------------------------
                                                          1998         1999
                                                      ------------ ------------
                                                          ($ IN THOUSANDS)
Accrued expenses..................................... $        361 $      2,971
Employees and related expenses.......................          144        2,451
Deposits from customers..............................          119           15
Other................................................            5          111
                                                      ------------ ------------
     Total other current liabilities................. $        629 $      5,548
                                                      ============ ============

NOTE 9 -- SEVERANCE PAY OBLIGATIONS

         Delta Ltd., the Company's Israeli subsidiary, is subject to certain Israeli law and labor agreements that determine the obligations of Delta Ltd. to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by Israeli law, is based upon length of service and the employee's most recent salary. This obligation is partially funded through regular deposits made by Delta Ltd. into unaffiliated severance pay funds and by the purchase from unaffiliated insurance companies of managers' insurance policies. Amounts funded are controlled by the fund trustees and insurance companies and are not under the control and management of Delta Ltd.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

         a. Services agreement with RSL COM--In July 1997, the Company entered into a three-year services agreement with RSL COM. Pursuant to the services agreement with RSL COM, RSL COM is required to use its reasonable best efforts to provide the Company with certain office and equipment space and to assist the Company in obtaining Internet, frame-relay and dedicated lines from third parties. In addition, RSL COM is required under the agreement to provide the Company with various communications services at rates set forth in the agreement. The agreement also provides that the Company is required, at RSL COM's request, to use up to 50% of its network capacity to route RSL COM's international telecommunications traffic at rates set forth in the agreement.

         Based on a cost analysis performed by the Company, management believes that the amounts reflected in the financial statements pursuant to the above services agreement do not materially differ from amounts which the Company would have recognized or incurred in providing or obtaining equivalent services on an arms- length basis. In September 1999, this agreement was amended. Consistent with the original services agreement, the amendment also supports the continued provision of services at fair market value.

         b. Technology and marketing agreement with Ericsson--In October 1997, the Company entered into a technology and marketing alliance with Ericsson for the development and deployment of advanced IP telephony gateways and communications software. Under the alliance agreement, the Company is entitled to purchase hardware and software on preferential terms.

         During 1998 and 1999, due to difficulties in integrating the hardware and software purchased from Ericsson into the Company's network, the Company incurred significant costs. To compensate the Company for its costs, Ericsson agreed to offset amounts owed by the Company to Ericsson for network telecommunications equipment previously purchased from Ericsson with a fair value of $3 million. This offset represents Ericsson's reimbursement of the costs previously incurred and expected to be incurred by the Company. For the years ended December 31, 1998 and 1999, the Company recognized $901,000 and $1,105,000, respectively, as an offset to research and development expenses, and $694,000 and $299,000, respectively, as an offset to cost of revenues incurred in respect of the network telecommunications equipment.

         c. Other marketing and cooperation agreements--The Company has entered into marketing and cooperation agreements with various other companies that maintain sites on the Web. Pursuant to certain of these agreements, the Company is obligated to pay commissions based on revenues derived from such Web links.

         d. Indentures governing debt of RSL COM--The Company is subject to covenants by reason of its status as a restricted subsidiary of RSL COM under the indentures governing a substantial amount of RSL COM's debt. These restrictions significantly limit the ability of the Company to incur additional indebtedness or create liens on its assets. The Company's ability to incur indebtedness is limited by the amount of indebtedness that RSL COM and the Company are permitted to incur under the indentures. Such restrictions also limit the Company's ability to pay dividends or make other distributions in respect of the Company's capital stock, sell assets, engage in mergers or acquisitions or make some types of investments. These restrictions also limit the ability of a third party to acquire a controlling interest in the Company. These restrictions may prohibit transactions that would otherwise be beneficial to the Company.

         e. Lease commitments--In December 1999, the Company entered into a lease for headquarters of its United States operations with an initial cost of approximately $398,000, increasing to $530,000 during the final year of the lease. The lease term extends until December 2009 with an option to extend the lease for an additional five years.

         The Company leases office space from RSL COM in New York at an annual cost of $96,000. The lease term extends until June 2001.

         The Company leases offices in Israel at an annual cost of $240,000. The lease term extends until February 2003, with an option to extend the lease for an additional five years. In addition, the Company entered into a lease for additional space in its existing location in Israel at an annual cost of approximately $52,000. The term of the lease begins April 1, 2000 and extends until January 31, 2003, with an option to extend the lease for an additional five years.

         f. Legal proceedings--On October 8, 1999, Aerotel, Ltd. and Aerotel U.S.A. commenced a suit against the Company, RSL COM and an RSL COM subsidiary in the United States District Court for the Southern District of New York. Aerotel alleges that we are infringing on a patent issued to Aerotel in November 1987 by making, using, selling and offering for sale prepaid telephone card products in the United States. Aerotel seeks an injunction to stop us from using the technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. The Company has answered the complaint, and the parties are currently engaged in pre-trial discovery. As the Company continues to evaluate these claims, the Company believes that it has meritorious defenses to the claim and it intends to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on the Company's business, financial condition and results of operations. Regardless of the ultimate outcome, the litigation could result in substantial expenses to the Company and significant diversion of efforts by the Company's managerial and other personnel.

NOTE 11 -- STOCKHOLDER'S EQUITY

         a. Share capital--Following the Company's initial public offering, effective November 1999, the Company's shares are listed on the NASDAQ National Market System.

         b. Stock split--All references to per share amounts and the number of shares in these financial statements have been restated to reflect the stock split of 2.48-for-one, effected in November 1999.

         c. Description of capital stock--As of December 31, 1998, the Company's authorized share capital was 200,000,000 shares of Class B common stock, par value $0.001, of which 19,569,459 shares were issued and outstanding.

         In September 1999, the Company authorized two additional classes of capital stock, the Class A common stock, par value $0.001, and preferred stock, par value $0.001. As of December 31, 1999, the Company's authorized share capital was 200,000,000 shares of Class A common stock, of which 8,918,132 were issued and outstanding, 200,000,000 shares of Class B common stock, of which 19,569,459 shares were issued and outstanding, and 25,000,000 shares of preferred stock, of which none were issued and outstanding.

         Effective upon the authorization of the Class A common stock, each share of Class B common stock is convertible into one share of Class A common stock at any time. The holders of the Class B common stock are entitled to ten votes per share. The holders of the Class A common stock are entitled to one vote per share.

         d. Yahoo! Inc. transaction--On October 18, 1999, the Company issued to Yahoo! Inc. 125,275 shares of Class A common stock and a warrant to purchase 125,275 shares of Class A common stock at an exercise price of $7.98 per share. The Company recorded the $1 million purchase price of the 125,275 Class A common stock as a receivable. The Company has elected to offset the Yahoo! receivable against the first $1 million due under a separate advertising and promotional agreement, as described below. In December 1999, Yahoo! exercised the warrant utilizing a cashless exercise, and the Company issued to Yahoo! 58,626 shares of Class A common stock. The Company recorded $1,007,000 of deferred compensation expense related to the issuance of the shares representing the difference between each of the purchase price of the Class A common stock as compared to the fair value of the Class A common stock and the fair value of the warrant. The fair value of warrant has been measured by utilizing the Black-Scholes option pricing model. Amortization of the deferred compensation for the year ended December 31, 1999 amounted to $168,000.

         In addition, on October 18, 1999, the Company entered into a binding advertising and promotion agreement whereby Yahoo! Inc. will provide 226,038,600 page views to the Company over a one-year period commencing in December 1999. In consideration for such, the Company will compensate Yahoo! Inc. $5,000,000. Under the terms of the advertising and promotion agreement, the Company made a cash payment of $600,000 on the effective date of the agreement and an additional twelve cash payments of $283,333 over the twelve months following the effective date. The $5,000,000 is charged to expense using the straight-line basis over the one-year life of the contract.

         e. CNET transaction--On October 20, 1999, the Company issued to CNET Investments, Inc. 1,085,943 shares of common stock and a warrant to purchase 466,028 shares of Class A common stock at an exercise price of $19.31 per share, or approximately $11.0 million in the aggregate which was received in cash by the Company upon the issuance of the shares. The Company recorded approximately $2.7 million of deferred compensation expense related to the issuance of the shares representing the difference between each of the purchase price of the Class A common stock as compared to the fair value of the Class A common stock and the issuance of the warrant (using the Black-Scholes option pricing model for determining the fair value of the warrant). Amortization of the deferred compensation for the year ended December 31, 1999 amounted to $225,000.

         In addition, the Company entered into a binding development and promotion agreement with CNET, Inc., effective as of September 22, 1999, whereby CNET, Inc. will provide various promotions to the Company to assist the Company in promoting its PC-to-Phone product and related services. In consideration for this promotion, the Company will compensate CNET, Inc. a total of $11,000,000 over a two-year period. In the first year, the Company will pay CNET a one-time payment of $330,000, payments aggregating $920,000 for special promotions and $354,000 per month. In the second year, the Company will pay CNET an aggregate amount of $1,250,000 for special promotions and $354,000 per month.

         f. Restricted units--Through April 1999, a total of 1,121,324 restricted units had been granted to employees of the Company under the 1997 RSL COM Stock Incentive Plan. The restricted units were convertible to shares of RSL COM Class A common stock or cash (at RSL's discretion) based on the value of the Company on December 31 of each year, as determined with reference to the value of RSL COM. Of these restricted units, 836,147 had an exercise price of $0.004 and were granted in 1997 and 1998 and 189,262 had an exercise price of $2.08 and were granted in 1998. In April 1999, an additional 95,915 restricted units were granted to employees of the Company with an exercise price of $5.11. The majority of the restricted units vest over a three-year period from the date of grant and were exercisable for a period of seven years from the date of grant. Upon completion of the Company's initial public offering, the Company issued shares of the Company's Class A common stock in exchange for vested restricted units on a one-for-one basis upon payment of the related exercise price and issued options to purchase shares of the Company's Class A common stock in exchange for unvested restricted units on a one-for-one basis, with the same exercise prices and vesting schedules as the corresponding restricted units.

         Pursuant to generally accepted accounting principles, the restricted units were considered variable grants. Consequently, the changes in the fair value of the underlying shares at each balance sheet date affected the aggregate amount of deferred compensation recorded by the Company. The Company recorded deferred compensation in connection with the restricted unit grants of $1,800,000 through December 31, 1998 and an additional $14,393,000 during the year ended December 31, 1999. The additional amount for 1999 resulting from the difference between the fair value of the restricted units and the initial offering price of $15 is included as a reduction of stockholder's equity and is being amortized by charges to operations over the vesting period.

         g. Stock Options--In April 1999, the Company agreed to grant options to purchase an aggregate of 1,076,761 shares of the Company's Class A common stock at an exercise price of $5.11 to executive officers of the Company, subject to completion of the Company's contemplated initial public offering. Such options vest over a three-year period from the date of grant and are exercisable for a period of seven years from the date of grant.

         The Company recorded deferred compensation related to the stock options of approximately $9,930,000 as of December 31, 1999, representing the difference between the exercise price and the initial public offering price of $15. Such amount is included as a reduction of stockholders' equity and is being amortized by charges to operations over the three-year vesting period.

         In addition in November 1999, the Company adopted the 1999 Stock Incentive Plan ("the Plan") . Under the Plan, 4,000,000 shares were reserved for issuance upon the exercise of awards to be granted. In addition, the Company's compensation committee may grant both incentive and non-incentive stock options for common stock of the Company. The options generally have a term of seven years and become exercisable in three equal instalments commencing on the first anniversary of the date of the grant. The purchase price per share payable upon exercise of an option is no less than the fair market value of the share at the date of grant. As of December 31, 1999, options to purchase 502,800 shares were outstanding with exercise prices of $15 and $25 per share.

         A summary of the status of the Company's stock option plans as of December 31, 1999, and changes during the year then ended, is presented below:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                        SHARES        EXERCISE PRICE
                                                     -------------    --------------
Options outstanding at beginning of year............            --          $  --
Options issued in exchange for RSL COM restricted units    372,976           1.80
Granted during year.................................     1,579,561           8.90
                                                     -------------
Outstanding at end of year..........................     1,952,537           7.54
                                                     =============
Weighted average fair value of options granted
during the year.....................................         $9.00
                                                    ==============

         Had compensation cost for the Company's stock options and restricted units been determined based on fair value at the grant date in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma diluted net loss per share would have been as follows:


                                                   YEAR ENDED DECEMBER 31,
                                             ------------------------------------
                                                1997        1998         1999
                                             ---------- ------------ ------------
                                                       ($ IN THOUSANDS)
                                                        ------------ ------------
Net loss:
   As reported.............................. $  (2,367) $    (7,121) $   (33,771)
   Pro forma................................ $  (2,367) $    (6,475) $   (34,357)

Net loss per share--basic and diluted:
   As reported.............................. $   (0.19) $     (0.37) $     (1.65)
   Pro forma................................ $   (0.19) $     (0.34) $     (1.68)

               For the purpose of presenting pro forma information required under SFAS 123, the fair value of each restricted unit and option grant has been estimated on the date of the grant using the minimum value method for grants in 1997 and 1998 and the period to November 22, 1999 (the date of the Company's initial public offering) and the Black-Scholes method for grants made after the Company became a public entity. The following assumptions were used: Dividend yield of 0.00%; risk-free interest rate of 6%; a three-year expected life; a volatility rate of 70% (when using the Black-Scholes method).

               Because the determination of the fair value of all options granted after the Company became a public entity included an expected volatility factor, in addition to the factors described in the preceding paragraph and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of reported net income for future years.

               h. Employee Stock Purchase Plan--During 1999, the Board of Directors approved an Employee Stock Purchase Plan (the "ESPP"), effective beginning November 23, 1999. Under the ESPP, the maximum number of shares to be made available under the ESPP is 5% of the number of outstanding shares. All full-time employees who have been employed by the Company for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions.

               Under the terms of the ESPP, employees may not deduct an amount that exceeds $25,000 in total value of stock in any one year. The purchase price of the stock will be the lower of 85% of the fair market value on the first trading day of the offering period or the last trading day of the purchase period. The ESPP shall terminate upon the first to occur of
               (i) December 31, 2009 or (ii) the date on which the ESPP is terminated by the Board of Directors. There were no purchases under the ESPP during 1999.

NOTE 12 -- RESEARCH AND DEVELOPMENT EXPENSES

               Research and development expenses (which commenced in 1997) consist of the following:


                                                YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             1997        1998         1999
                                          ---------- ------------ ------------
                                                    ($ IN THOUSANDS)
                                                     ------------ ------------
Salaries and related expenses............ $       92 $        948 $      1,735
Consulting and advisory fees.............         --          197          225
Travel...................................         --          146          125
Other....................................        202          260          253
                                          ---------- ------------ ------------
                                                 294        1,551        2,338
Less--reimbursement by Ericsson
(see Note 10b)...........................         --         (901)      (1,105)
                                          ---------- ------------ ------------
Total research and development expenses.. $      294 $        650 $      1,233
                                          ========== ============ ============


NOTE 13 -- INCOME TAXES

               a. Tax loss carryforwards--As of December 31, 1999, the Company had net operating loss carryforwards generated in the U.S. and Israel of approximately $12,046,000 and $6,548,000, respectively. The Company's U.S. net operating loss carryforwards will expire at various dates beginning in 2011 if not utilized. In addition, a portion of those net operating loss carryforwards could be subject to limitation due to RSL COM's acquisition of the Company. The Company's net operating losses generated in Israel may be carried forward indefinitely.

               b.  In accordance with SFAS No.  109, the components of deferred income taxes as follows:


                                               YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                            1997        1998         1999
                                         ---------- ------------ ------------
                                                   ($ IN THOUSANDS)
                                                    ------------ ------------
Net operating losses carryforwards...... $      900    $   3,500   $   14,403
Less valuation allowance................       (900)      (3,500)     (14,403)
                                         ---------- ------------ ------------
Net deferred tax assets ................ $       --    $     --    $       --
                                         ========== ============ ============

               As of December 31, 1997, 1998 and 1999, a valuation allowance of $900,000, $3,500,000 and $14,403,000 respectively, is provided as the realization of the deferred tax assets are not assured.

NOTE 14 -- SEGMENT REPORTING, GEOGRAPHICAL INFORMATION AND MAJOR
                          CUSTOMERS

               The Company operates in a single industry segment, IP communications services, and makes business decisions and allocates resources accordingly.


                                               YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                            1997        1998         1999
                                         ---------- ------------ ------------
                                                   ($ IN THOUSANDS)
                                                    ------------ ------------
Revenues by geographical location:
    United States....................... $      680 $      4,922 $      7,521
    Europe..............................         37          528        1,326
    South America.......................        284           34          113
    Far East............................        149           --        1,174
Other...................................         96          154          918
                                         ---------- ------------ ------------
    Total revenues ..................... $    1,246 $      5,638 $     11,052
Revenues from principal customers:
    Affiliates ......................... $      467 $      3,896 $      7,431
                                         ========== ============ ============
    Other principal customer............ $      276 $     --     $     --
                                         ========== ============ ============


                                                         DECEMBER 31,
                                                 ---------------------------
                                                     1998          1999
                                                 ------------  -------------
                                                      ($ IN THOUSANDS)
                                                               -------------
Long-lived assets:
    United States................................$      4,376  $       4,933
    Israel.......................................       2,077          1,899
    Other........................................       1,817          2,667
                                                 ------------  -------------
    Total long-lived assets......................$      8,270  $       9,499
                                                 ============  =============