Form 10-Q
period 2000-03-31
DELTATHREE COM INC
filed 2000-05-15
CIK 1086740

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                      Commission file number 000-28063

                            DELTATHREE.COM, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 DELAWARE                              13-4006766
       (State or other jurisdiction of              (I.R.S. employer
        incorporation or organization)             identification no.)

       430 PARK AVENUE, SUITE 500                          10022
       NEW YORK, NEW YORK                               (Zip code)
       (Address of principal executive offices)

    Registrant's Telephone Number, Including Area Code: (212) 421-2350


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes |X|     No |  |

As of May 15, 2000, the registrant had 9,145,902 shares of Class A Common Stock, par value $0.001 per share, and 19,569,459 shares of Class B Common Stock, par value $0.001 per share, outstanding.




                            DELTATHREE.COM, INC.

                             Table of Contents

                                                                          Page

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of
              March 31, 2000 (Unaudited) and December 31, 1999...............1
            Condensed Consolidated Statements of Operations for
              the Three Month Periods Ended March 31, 2000
              (Unaudited) and March 31, 1999 (Unaudited).....................3
            Condensed Consolidated Statements of Cash Flows for
              the Three Month Periods Ended March 31, 2000
              (Unaudited) and March 31, 1999 (Unaudited).....................4
            Notes to Condensed Consolidated Financial Statements.............6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................7

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......9

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings................................................9

   Item 2.  Change in Securities and Use of Proceeds........................10

   Item 4.  Submission of Matters to a Vote of Security Holders.............10

   Item 5.  Other Information...............................................10

   Item 6.  Exhibits and Reports on Form 8-K................................12

Signatures..................................................................13

Exhibit Index...............................................................14




                                   PART I
                           FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                            DELTATHREE.COM, INC
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                        As of          As of
                                                      March 31,    December 31,
                                                        2000           1999
                                                     -----------   ------------
                                                     (unaudited)
Current Assets

Cash and Cash Equivalents........................... $    55,919   $    89,957
Accounts Receivable, Net............................       1,079           903
Due from Affiliates.................................       1,157         1,760
Marketable Securities - Available for Sale..........      36,183        11,276
Prepaid Expenses and Other Current Assets...........       2,317         3,090
                                                     -----------   -----------

   Total Current Assets.............................      96,655       106,986

Property and Equipment..............................      12,807        10,565
Less: Accumulated Depreciation......................      (1,450)       (1,066)
                                                     -----------   -----------
Property and Equipment, Net.........................      11,357         9,499
Investment in Unconsolidated Subsidiaries...........          90            90
Goodwill and Other Intangibles, Net.................      18,600         9,457
Deposits and Other Assets...........................       1,193           800
                                                     -----------   -----------

   Total Assets..................................... $   127,895   $   126,832
                                                     ===========   ===========

Liabilities and Stockholder's Equity (Deficit)......

Short-term Debt Due to Affiliates...................      12,145        14,752
Accounts Payable....................................       2,632         2,580
Due to Affiliates...................................          66           626
Deferred Revenues and Costs.........................         647           538
Other Current Liabilities...........................       5,869         5,548
                                                     -----------   -----------

   Total Current Liabilities                              21,359        24,044
                                                     -----------   -----------

Total Long-term Debt................................         132            --
Severance Pay Obligations...........................         323           208

                                                     -----------   -----------
   Total Long-term Liabilities......................      21,814        24,252
                                                     -----------   -----------

Stockholder's Equity

Class A Common Stock, par value $0.001..............           9             9
Class B Common Stock, par value $0.001..............          20            20
Additional Paid-in Capital..........................     167,256       157,891
Receivable for Capital Stock........................        (681)       (1,232)
Deferred Compensation...............................      (7,826)      (10,670)
Accumulated Deficit.................................     (52,697)      (43,438)
                                                     -----------   -----------

   Total Stockholder's Equity.......................     106,081       102,580

                                                     ===========   ===========
      Total Liabilities and Stockholder's Equity.... $   127,895   $   126,832
                                                     ===========   ===========

         See notes to condensed consolidated financial statements.




                            DELTATHREE.COM, INC
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (unaudited)
                   (in thousands, except loss per share)


                                                        Three Months Ended
                                                             March 31,
                                                         2000          1999
                                                     -----------   -----------
Revenues:

     Affiliates.....................................       4,758         1,588
     Non-affiliates.................................       1,812           486

          Total Revenues............................       6,570         2,074
                                                     -----------   -----------

Costs and Operating Expenses:
   Cost of Revenues.................................       5,689         1,714
   Research and Development Expenses................       1,202            76
   Selling and Marketing Expenses...................       4,945           615
   General and Administrative Expenses..............       1,167           511
   Non-cash compensation Expense....................       2,398           232
   Depreciation and Amortization....................       1,353         1,013
                                                     -----------   -----------

          Total Operating Costs and Expenses........      16,754         4,161
                                                     -----------   -----------

Loss from Operations................................     (10,184)      ( 2,087)

Interest Income (Expense), Net......................         925          (168)
Minority interest...................................          --            (3)

Net Loss............................................ $    (9,259)  $    (2,258)
                                                     ===========   ===========

Net Loss Per Share-Basic and Diluted................ $     (0.32)  $     (0.29)

Weighted Average Shares Outstanding-Basic
  and Diluted.......................................  28,715,329     7,875,554

         See notes to condensed consolidated financial statements.




                             DELTATHREE.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)


                                                     MARCH 31,      MARCH 31,
                                                        2000          1999
                                                    -----------   -----------
                                                    (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................  $   (9,259)   $   (2,258)

Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization..................       1,353         1,013
   Amortization of deferred compensation..........       2,398           232
   Write-down of investment.......................          (6)           --
   Minority interest..............................          --             3
   Increase (decrease) in liability for
     severance pay................................         115            18
   Provision for losses on accounts receivable....         (18)          162
Changes in assets and liabilities:
   Decrease (increase) in accounts receivable.....        (158)         (436)
   Decrease (increase) in other current assets
     and due from affiliates......................       1,395           108
   Increase (decrease) in accounts payable........          52          (202)
   Increase (decrease) in deferred revenues.......         109          (604)
   Increase (decrease) in current liabilities
     and due to affiliates........................        (239)          557
   Increase in other assets.......................          --            (2)
                                                    -----------   -----------
                                                         5,001           849
                                                    -----------   -----------

Net cash used in operating activities.............      (4,258)       (1,409)
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment.............      (1,895)         (131)
   Proceeds from disposal of property and
     equipment....................................          28            --
   Increase in deposits...........................        (393)           --
                                                    -----------   -----------

Net cash used in investing activities.............      (2,260)         (131)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term investments.............     (24,907)           --
   Proceeds from issuance of capital stock........          --            --
   Proceeds from short-term debt from
     affiliates...................................          --            --
   Payments of short-term debt from affiliates....      (2,607)           --
   Proceeds from long-term debt from affiliates...          --         2,000
   Expenses relating to share issuance in 1999....        (272)           --
   Proceeds from exercise of employee options.....         134            --
   Proceeds (payment) of other long-term debt.....         132           (78)
                                                    -----------   -----------

Net cash provided by (used in) financing
  activities......................................     (27,520)        1,922
                                                    -----------   -----------

Increase (decrease) in cash and cash
  equivalents.....................................     (34,038)          382

Cash and cash equivalents at beginning of
  period..........................................      89,957         1,357
                                                    -----------   -----------

Cash and cash equivalents at end of period........  $   55,919    $    1,739
                                                    ===========   ===========

         See notes to condensed consolidated financial statements.




                            DELTATHREE.COM, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000

1.    Basis of Presentation

The unaudited condensed consolidated financial statements of deltathree.com, Inc. and its subsidiaries (collectively, "the Company"), of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.    Accounting Policies

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this standard will have a significant effect on earnings or the financial position of the Company.

3.    Net Loss Per Share

The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenues

      Affiliates. Revenues from affiliates were $4.8 million for the three months ended March 31, 2000 compared to $1.6 million for the three months ended March 31, 1999, an increase of $3.2 million or 200%. The increase in revenues from affiliates was due to an increase in sales of calling card products through our affiliate RSL COM USA. Additionally, the increase in sales to RSL COM was also facilitated by the growth in our network resulting in our ability to provide additional capacity to RSL COM and an increase in demand for our services from RSL COM offset by decreases in prices.

      Non-affiliates. Revenues from non-affiliates were $1.8 million for the three months ended March 31, 2000 compared to $0.5 million for the three months ended March 31, 1999, an increase of $1.3 million or 260%. Revenues from carrier transmission services for telecommunications carriers other than RSL COM were $534,361 for the three months ended March 31, 2000 compared to $146,333 for the three months ended March 31, 1999, an increase of $388,028 or 265.2 %. The increase was due primarily to an increased demand from a larger customer base. Revenues from enhanced IP communications services were $1.2 million for the three months ended March 31, 2000 compared to $264,534 for the three months ended March 31, 1999, an increase of $953,848 or 360.6%. The increase in revenues from enhanced IP communications services was due to a greater number of PC-to-phone and phone-to-phone calls being placed by an increasing user base.

      Revenues from carrier transmission services to RSL COM and other telecommunications carriers accounted for 33.6% and 83.7% of revenues for the periods ended March 31, 2000 and March 31, 1999, respectively. Other than RSL COM, no other customer accounted for greater than 5% of our revenues during these periods. We expect that revenues from carrier transmission services to RSL COM and other carriers will continue to account for a majority of our revenues through at least the end of 2000.

Costs and Operating Expenses

      Cost of revenues. Cost of revenues were $5.7 million for the three months ended March 31, 2000 compared to $1.7 million for the three months ended March 31, 1999. The increase in cost of revenues was due primarily to an increase in the amount of traffic being terminated.

      Research and development expenses. Research and development expenses were $1.2 million for the three months ended March 31, 2000 compared to $77,591 for the three months ended March 31, 1999. The increase in research and development expenses was due to greater costs incurred in hiring personnel to develop new services and enhancements to our existing services.

      Selling and marketing expenses. Selling and marketing expenses were $4.9 million for the three months ended March 31, 2000 compared to $614,804 for the three months ended March 31, 1999, an increase of $4.3 million or 704.3%. The increase in selling and marketing expenses was due to a significant increase in branding costs, promotional activities and personnel to support the expansion of such marketing and promotional activities.

      General and administrative expenses. General and administrative expenses (exclusive of non-cash compensation expenses) were $1.2 million for the three months ended March 31, 2000 compared to $0.5 million for the three months ended March 31, 1999, an increase of $0.7 million or 140%. The increase in general and administrative expenses was primarily due to additional personnel and increased occupancy costs. We expect that general and administrative expenses will continue to increase as additional personnel are recruited to support the Company's growth.

      Non-cash compensation expenses. Non-cash compensation expenses were $2.4 million for the three months ended March 31, 2000 compared to $232,264 for the three months ended March 31, 1999, an increase of $2.2 million or 932.4%. The increase in non-cash compensation expenses was due to the amortization of costs incurred with the 1997, 1998 and 1999 grants of options and warrants below the then fair market value.

      Depreciation and amortization of goodwill. Depreciation and amortization of goodwill was $968,540 for the three months ended March 31, 2000 compared to $757,879 for the three months ended March 31, 1999, an increase of $210,661 or 27.8%. The increase in depreciation and amortization of goodwill was due to the acquisition of YourDay.com, Inc. in February 2000.

Loss from Operations

      Loss from operations was $10.2 million for the three months ended March 31, 2000 compared to $2.1 million for the three months ended March 31, 1999, an increase of $8.1 million or 385.7%. The increase in loss from operations was due primarily to the increase in costs and operating expenses, including non-cash compensation expense, sales and marketing expenses and a decrease in prices we charged for carrier transmission services. We expect to continue to incur losses for the foreseeable future.

Interest Income (Expense), Net

      Interest income, net was $924,651 for the three months ended March 31, 2000 compared to interest expense of $168,103 for the three months ended March 31, 1999, an increase of $1.1 million or 650.1%. The increase in interest income was primarily due to interest earned on the remaining proceeds from the Company's initial public offering. The Company incurs interest expense in connection with its borrowings from RSL COM..

Net Loss

      Net loss was $9.3 million for the three months ended March 31, 2000 compared to $2.3 million for the three months ended March 31, 1999, an increase of $7.0 million or 304.3%. The increase in net loss was due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2000, the Company had cash and cash equivalents of approximately $55.9 million, marketable securities-available for sale of approximately $36.2 million and working capital of approximately $75.3 million. The Company generated negative cash flow from operating activities of approximately $4.3 million during the three months ended March 31, 2000 compared with negative cash flow from operating activities of $1.4 million during the three months ended March 31, 1999. Accounts receivable were approximately $1.0 million and $0.9 million at March 31, 2000 and March 31, 1999, respectively. Accounts receivable and accounts payable have increased from period to period as the Company's business has grown.

      The Company's capital expenditures increased from approximately $162,337 in the three months ended March 31, 1999 compared to approximately $2.2 million in the three months ended March 31, 2000, as the Company expanded its domestic and international network infrastructure.

      The Company registered 6,900,000 shares of its Class A common stock on a Form S-1 registration statement, which became effective on November 22, 1999. The Company received net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $96,255,000 from the sale of 6,900,000 shares at the initial public offering price of $15.00 per share on November 29, 1999.

      The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital requirements, including operating losses, and capital expenditure requirements for at least the next 18 months, assuming the Company's business plan is implemented successfully. Thereafter, the Company will be required to raise additional funds. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If additional funds are raised through the issuance of equity securities, the Company's existing stockholders may experience significant dilution. In addition, the indentures governing outstanding indebtedness of RSL COM restrict the Company's ability to incur indebtedness. The Company also has agreed with RSL COM not to incur any debt (other than inter-company debt) without its written consent so long as the Company is a restricted subsidiary of RSL COM. Those limitations may require the Company to resort to other sources of funding, such as the issuance of equity, and the Company may need to rely upon RSL COM to provide any additional capital to meet its working capital and capital expenditure requirements, and the Company cannot assure you that RSL COM or any other third party will be willing or able to provide additional capital on favorable terms or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                                  PART II
                             OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

      Pursuant to an Agreement and Plan of Merger dated as of February 3, 2000, YourDay Acquisition Corp., our wholly-owned subsidiary, was merged with and into YourDay.com, Inc. Pursuant to the merger, we issued 229,443 shares of common stock to stockholders of YourDay.com, Inc., in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

      On November 22, 1999, we offered 6,900,000 shares of our common stock in an initial public offering. These shares were registered with the Securities and Exchange Commission on a registration statement on Form S- 1 (file no. 333-86503), which became effective on November 22, 1999. We received net proceeds of approximately $96,255,000 from the sale of 6,900,000 shares at the initial public offering price of $15.00 per share after deducting underwriting commissions and discounts and expenses of approximately $6,300,000. The managing underwriters for our initial public offering were Lehman Brothers Inc., Merrill Lynch & Co., U.S. Bancorp Piper Jaffray, Lazard Freres & Co. LLC and Fidelity Capital Markets.

      As of the date of this report, we have used approximately $36 million of the cash proceeds to purchase marketable securities. We have not otherwise made any specific allocations with respect to the net proceeds from our initial public offering. We expect that we will use the net proceeds to be allocated as follows:

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's security holders during the first quarter of 2000.

ITEM 5.  OTHER INFORMATION

Forward-Looking Statements

      Certain matters discussed in this Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" contain certain forward-looking statements which involve risks and uncertainties and depend upon certain assumptions, some of which may be beyond the Company's control, including, but not limited to, changing market conditions, competitive and regulatory matters (such as timing and extent of deregulation of telecommunications market, the size and financial resources of competitors, etc.), general economic conditions in the markets in which the Company operates, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission, and, accordingly, there can be no assurance with regard to such statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
  3.1**     Form of Amended and Restated Certificate of Incorporation of
              deltathree.com, Inc.
  3.2**     Form of Amended and Restated By-laws of deltathree.com, Inc.
  4.1**     Specimen Certificate of Common Stock.
  4.2**     Specimen Certificate of Class B Common Stock.
  4.3**     Registration Rights Agreement dated September 1, 1999, between
              RSL Communications, Ltd. and deltathree.com, Inc.
 10.1**     Amended and Restated Services Agreement by and between
              RSL Communications, Ltd. and deltathree.com, Inc., dated September 3, 1999.
 10.2**     Credit Facility dated September 1, 1999, between
              RSL Communications, Ltd.  and deltathree.com, Inc.
 10.3**     Form of deltathree.com, Inc. 1999 Stock Incentive Plan.
 10.4**     Form of deltathree.com, Inc. 1999 Employee Stock Purchase Plan.
 10.5**     Form of deltathree.com, Inc. 1999 Performance Incentive Plan.
 10.6**     Form of deltathree.com, Inc. 1999 Directors' Plan.
 10.7**     Employment Agreement effective as of April 1, 1999, between
              Amos Sela and deltathree.com, Inc.
 10.8**     Employment Agreement effective as of April 1, 1999, between
              Mark J. Hirschhorn and deltathree.com, Inc.
 10.9**     Employment Agreement effective as of April 1, 1999, between
              Noam Bardin and deltathree.com, Inc.
 10.10**    Employment Agreement effective as of April 1, 1999, between
              Shimmy Zimels and deltathree.com, Inc.
 10.11**    Employment Agreement effective as of April 1, 1999, between
              Elie C. Wurtman and deltathree.com, Inc.
 10.12**    Employment Agreement effective as of April 1, 1999, between
              Jacob A. Davidson and deltathree.com, Inc.
 10.13**    Investor Rights Agreement dated as of September 29, 1999
              between Yahoo! Inc. and deltathree.com, Inc.
 10.14**    Form of warrant issued to Yahoo! Inc. on October 18, 1999.
 10.15**    Management Agreement dated as of November 1, 1999 between
              deltathree.com, Inc. and RSL Communications, Ltd.
 10.16**    Amendment to Services Agreement by and between
              RSL Communications, Ltd. and deltathree.com, Inc., dated November 1, 1999.
 10.17**    Investor Rights Agreement dated as of October 20, 1999 between
              CNET Investments, Inc. and deltathree.com, Inc.
 10.18**    Form of warrant issued to CNET Investments, Inc. on
              October 20, 1999.
 10.19**    Intercompany Compliance Agreement dated as of November 1, 1999, between RSL Communications, Ltd., RSL Communications PLC and deltathree.com, Inc.
 10.20**    Development and Promotion Agreement effective as of
              September 22, 1999 between CNET, Inc. and deltathree.com, Inc.
 10.21**    Form of Proposed Release and Indemnification Agreement between
              RSL Communications, Ltd. and deltathree.com, Inc.
 10.22      Agreement and Plan of Merger dated as of February 3, 2000 between
              deltathree.com, Inc., YourDay Acquisition Corp., YourDay.com, Inc. and SenseNet Inc.
-----------

** Incorporated by reference to our registration statement on Form S-1 (Registration No. 333-86503).

      (b) Reports on Form 8-K.

      During the first quarter of 2000, the Company did not file any reports on Form 8-K.




                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DELTATHREE.COM, INC.


Date:  May 15, 2000                    By  /s/ Mark Hirschhorn
                                           ------------------------------
                                           Name:  Mark Hirschhorn
                                           Title: Vice President and
                                                  Chief Financial Officer




                               EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
  3.1**     Form of Amended and Restated Certificate of Incorporation of
              deltathree.com, Inc.
  3.2**     Form of Amended and Restated By-laws of deltathree.com, Inc.
  4.1**     Specimen Certificate of Common Stock.
  4.2**     Specimen Certificate of Class B Common Stock.
  4.3**     Registration Rights Agreement dated September 1, 1999, between
              RSL Communications, Ltd. and deltathree.com, Inc.
 10.1**     Amended and Restated Services Agreement by and between
              RSL Communications, Ltd. and deltathree.com, Inc., dated September 3, 1999.
 10.2**     Credit Facility dated September 1, 1999, between
              RSL Communications, Ltd.  and deltathree.com, Inc.
 10.3**     Form of deltathree.com, Inc. 1999 Stock Incentive Plan.
 10.4**     Form of deltathree.com, Inc. 1999 Employee Stock Purchase Plan.
 10.5**     Form of deltathree.com, Inc. 1999 Performance Incentive Plan.
 10.6**     Form of deltathree.com, Inc. 1999 Directors' Plan.
 10.7**     Employment Agreement effective as of April 1, 1999, between
              Amos Sela and deltathree.com, Inc.
 10.8**     Employment Agreement effective as of April 1, 1999, between
              Mark J. Hirschhorn and deltathree.com, Inc.
 10.9**     Employment Agreement effective as of April 1, 1999, between
              Noam Bardin and deltathree.com, Inc.
 10.10**    Employment Agreement effective as of April 1, 1999, between
              Shimmy Zimels and deltathree.com, Inc.
 10.11**    Employment Agreement effective as of April 1, 1999, between
              Elie C. Wurtman and deltathree.com, Inc.
 10.12**    Employment Agreement effective as of April 1, 1999, between
              Jacob A. Davidson and deltathree.com, Inc.
 10.13**    Investor Rights Agreement dated as of September 29, 1999 between
              Yahoo! Inc. and deltathree.com, Inc.
 10.14**    Form of warrant issued to Yahoo! Inc. on October 18, 1999.
 10.15**    Management Agreement dated as of November 1, 1999 between
              deltathree.com, Inc. and RSL Communications, Ltd.
 10.16**    Amendment to Services Agreement by and between
              RSL Communications, Ltd. and deltathree.com, Inc., dated November 1, 1999.
 10.17**    Investor Rights Agreement dated as of October 20, 1999 between
              CNET Investments, Inc. and deltathree.com, Inc.
 10.18**    Form of warrant issued to CNET Investments, Inc. on
              October 20, 1999.
 10.19**    Intercompany Compliance Agreement dated as of November 1, 1999, between RSL Communications, Ltd., RSL Communications PLC and
            deltathree.com, Inc.
 10.20**    Development and Promotion Agreement effective as of
              September 22, 1999 between CNET, Inc. and deltathree.com, Inc.
 10.21**    Form of Proposed Release and Indemnification Agreement between
              RSL Communications, Ltd. and deltathree.com, Inc.
 10.22      Agreement and Plan of Merger dated as of February 3, 2000 between
              deltathree.com, Inc., YourDay Acquisition Corp., YourDay.com, Inc. and SenseNet Inc.
-----------

** Incorporated by reference to our registration statement on Form S-1 (Registration No. 333-86503).