Form 10-Q
period 2000-06-30
DELTATHREE COM INC
filed 2000-08-14
CIK 1086740

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

                      Commission file number 000-28063

                            DELTATHREE.COM, INC.

           (Exact name of registrant as specified in its charter)


-------------------------------------------------------------------------------
             DELAWARE                                       13-4006766
 (State or other jurisdiction of                         (I.R.S. employer
  incorporation or organization)                        identification no.)
-------------------------------------------------------------------------------

    430 PARK AVENUE, SUITE 500                                10022
        NEW YORK, NEW YORK                                 (Zip code)
 (Address of principal executive
             offices)

-------------------------------------------------------------------------------

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

As of June 30, 2000, the registrant had 9,254,369 shares of Class A Common Stock, par value $0.001 per share, and 19,569,459 shares of Class B Common Stock, par value $0.001 per share, outstanding.




                            DELTATHREE.COM, INC.

                             Table of Contents

                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2000
(Unaudited) and December 31, 1999............................................1
Condensed Consolidated Statements of Operations for the Three and
Six Month Periods Ended June 30, 2000 (Unaudited) and June 30, 1999
(Unaudited)
3
Condensed Consolidated Statements of Cash Flows for the Six Month
Periods Ended June 30, 2000 (Unaudited)
and June 30, 1999 (Unaudited)................................................4
Notes to Condensed Consolidated Financial Statements.........................6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations..........................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................9

Item 2.  Change in Securities and Use of Proceeds...........................10

Item 4.  Submission of Matters to a Vote of Security Holders................10

Item 5.  Other Information..................................................10

Item 6.  Exhibits and Reports on Form 8-K...................................12

Signatures..................................................................13

Exhibit Index...............................................................14




                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          DELTATHREE.COM.COM, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   -------------------------------------
                   (In thousands, except per share data)

                                                 JUNE 30,  DECEMBER 31,
                                                 2 0 0 0     1 9 9 9
                                                 -------     -------
                                                  (UNAUDITED)(AUDITED)
         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                      $ 15,244   $  89,957
 Short-term investments                           65,997      11,276
 Accounts receivable, net                          2,416         903
 Due from affiliates                               1,820       1,760
 Prepaid expenses and other current assets         3,012       3,090
                                                --------    --------
    Total current assets                          88,489     106,986
                                                --------    --------
INVESTMENTS                                           90          90
                                                --------    --------

PROPERTY AND EQUIPMENT:
 Telecommunications equipment                     13,202       9,844
 Furniture, fixtures and other                     2,595         721
                                                --------    --------
                                                  15,797      10,565

 Less accumulated depreciation                    (2,092)     (1,066)
                                                --------    --------
      Property and equipment, net                 13,705       9,499
                                                --------    --------
GOODWILL, NET                                     17,439       9,457
                                                --------    --------

DEPOSITS                                           1,162         800
                                                --------    --------

     Total assets                               $120,885    $126,832
                                                ========    ========

        LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
 Short-term debt due to affiliates              $ 13,026    $ 14,752
 Accounts payable                                  2,167       2,580
 Due to affiliates                                   159         626
 Deferred revenues and costs                       1,082         538
 Other current liabilities                         6,135       5,548
                                                --------    --------

    Total current liabilities                     22,569      24,044
                                                --------    --------

LONG-TERM LIABILITIES:
 Long-term debt                                      314          --
 Severance pay obligations                           218         208
                                                --------    --------

    Total long-term liabilities                      532         208
                                                --------    --------

    Total liabilities                             23,101      24,252
                                                --------    --------


STOCKHOLDER'S EQUITY:
 Class A common stock, par value $0.001                9           9
 Class B common stock, par value $0.001               20          20

 Additional paid-in capital                      167,437     157,891
 Receivable for capital stock                       (333)     (1,232)
 Deferred compensation                            (6,317)    (10,670)
 Accumulated deficit                             (63,032)    (43,438)
                                                --------    --------

    Total stockholder's equity                    97,784     102,580
                                                --------    --------

    Total liabilities and stockholder's equity  $ 120,885  $ 126,832
                                                =========  =========



         See notes to condensed consolidated financial statements.





                          DELTATHREE.COM.COM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              -----------------------------------------------
                   (In thousands, except per share data)

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,   JUNE 30,       JUNE 30,     JUNE 30,
                                                          2 0 0 0       1 9 9 9       2 0 0 0        1999
                                                          -------       -------       -------        -----
                                                         (UNAUDITED)  (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Revenues:
  Affiliates                                              $  4,629     $  1,498      $  9,387       $  3,086
  Non-affiliates                                             3,237          671         5,049          1,157
                                                        ----------    ---------    ----------      ---------

      Total revenues                                         7,866        2,169        14,436          4,243
                                                        ----------    ---------    ----------      ---------

Costs and operating expenses:
  Cost of revenues                                           6,221        1,600        11,910          3,314
  Research and development expenses                          1,572          353         2,774            429
  Selling and marketing expenses                             6,053          846        10,998          1,461
  General and administrative expenses (exclusive of          1,669          903         2,836          1,414
     non-cash compensation expense shown below)
  Non-cash compensation expenses                             1,758        1,894         4,156          2,126
  Depreciation and amortization                              1,904          503         3,257          1,516
                                                        ----------    ---------    ----------      ---------
      Total costs and operating expenses                    19,177        6,099        35,931         10,260
                                                        ----------    ---------    ----------      ---------

Loss from operations                                       (11,311)      (3,930)      (21,495)        (6,017)

Interest income (expense), net                                 976         (589)        1,901           (757)
Minority interest                                               --            3            --             --
                                                        ----------    ---------    ----------      ---------

Net loss                                                  $(10,335)    $ (4,516)     $(19,594)      $ (6,774)
                                                        ==========    =========    ==========      =========


Net loss per share - basic and diluted                    $  (0.36)    $  (0.57)     $  (0.68)      $  (0.86)
                                                        ==========    =========    ==========      =========

Weighted average shares outstanding -
 basic and diluted                                      28,737,781    7,875,554    28,688,267      7,875,554
                                                        ==========    =========    ==========      =========


                            DELTATHREE.COM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                 2 0 0 0     1 9 9 9
                                                                 -------     -------
                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (19,594)  $ (6,774)

  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                   3,157       1,624
    Amortization of deferred compensation                           4,156       2,126
    Capital gain                                                       (6)         --
    Minority interest                                                  --         (22)
    Increase (decrease) in liability for severance pay                 10          29
    Provision for losses on accounts receivable                       (18)         24
  Changes in assets and liabilities:
    Increase in accounts receivable                                (1,495)         35
    Decrease (increase) in other current assets
     and due from affiliates                                           37         538
    Decrease in accounts payable                                     (413)       (594)
    Increase (decrease) in deferred revenues                          544        (642)
    Increase in current liabilities and due to affiliates             120          609
                                                                ---------   ----------
                                                                    6,092        3,727

Net cash used in operating activities                             (13,502)      (3,047)
                                                                ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (4,885)        (916)
  Proceeds from disposal of property and equipment                     28           --
  Increase in deposits                                               (362)          (1)
                                                                ---------   ----------
Net cash used in investing activities                              (5,219)        (917)
                                                                ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term investments                              (54,721)          --
  Proceeds from issuance of capital stock                              --           --
  Proceeds from short-term debt from affiliates                        --           --
  Payments of short-term debt from affiliates                      (1,726)
  Proceeds from long-term debt from affiliates                         --        4,081
  Expenses relating to share issuance in 1999                        (272)          --
  Proceeds from exercise of employee options                          413           --
  Proceeds (payment) of other long-term debt                          314          (78)
                                                                ---------   ----------
Net cash provided by (used in) financing activities               (55,992)       4,003
                                                                ---------   ----------

Increase (decrease) in cash and cash equivalents                  (74,713)          39

Cash and cash equivalents at beginning of period                   89,957        1,357
                                                                ---------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  15,244   $    1,396
                                                                =========   ==========


          See notes to condensed consolidated financial statements



                            DELTATHREE.COM, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                   FOR THE SIX MONTHS ENDED JUNE 30, 2000

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

2.    Net Loss Per Share

The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share, as their effect would be antidilutive.


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

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenues

      Affiliates. Revenues from affiliates were $9.4 million for the six months ended June 30, 2000 compared to $3.1 million for the six months ended June 30, 1999, an increase of $6.3 million or 203.2%. The increase in revenues from affiliates was due to an increase in sales of calling card products through our affiliate RSL COM USA. Additionally, the increase in sales to RSL COM was also facilitated by the growth in our network resulting in our ability to provide additional capacity to RSL COM and an increase in demand for our services from RSL COM offset by decreases in prices.

      Non-affiliates. Revenues from non-affiliates were $5.0 million for the six months ended June 30, 2000 compared to $1.2 million for the six months ended June 30, 1999, an increase of $3.8 million or 316.7 %. Revenues from carrier transmission services for telecommunications carriers other than RSL COM were $850,863 for the six months ended June 30, 2000 compared to $489,723 for the six months ended June 30, 1999, an increase of $361,140 or 73.7 %. The increase was due primarily to an increased demand from a larger customer base. Revenues from enhanced IP communications services were $3.9 million for the six months ended June 30, 2000 compared to $652,580 for the six months ended June 30, 1999, an increase of $3.2 million or 494.1%. The increase in revenues from enhanced IP communications services was due to integration service fees received from online partners as well as a greater number of PC-to-phone and phone-to-phone calls being placed by an increasing user base.

      Revenues from carrier transmission services to RSL COM and other telecommunications carriers accounted for 28.6% and 83.5% of revenues for the periods ended June 30, 2000 and June 30, 1999, respectively. Other than RSL COM, no other customer accounted for greater than 10% of the Company's revenues during these periods. The Company expects that revenues from carrier transmission services to RSL COM and other carriers will continue to account for a majority of its revenues through at least the end of 2000.

Costs and Operating Expenses

      Cost of revenues. Cost of revenues were $11.9 million for the six months ended June 30, 2000 compared to $3.3 million for the six months ended June 30,1999. The increase in cost of revenues was due primarily to an increase in the amount of traffic being terminated.

      Research and development expenses. Research and development expenses were $2.8 million for the six months ended June 30, 2000 compared to $0.4 million for the six months ended June 30, 1999. The increase in research and development expenses was due to greater costs incurred in hiring additional personnel to develop new services and enhancements to the Company's existing services.

      Selling and marketing expenses. Selling and marketing expenses were $11.0 million for the six months ended June 30, 2000 compared to $1.5 million for the six months ended June 30, 1999, an increase of $9.5 million or 633.3%. The increase in selling and marketing expenses was due to a significant increase in branding costs, promotional activities and personnel to support the expansion of such marketing and promotional activities.

      General and administrative expenses. General and administrative expenses (exclusive of non-cash compensation expenses) were $2.8 million for the six months ended June 30, 2000 compared to $1.4 million for the six months ended June 30, 1999, an increase of $1.4 million or 100.0%. The increase in general and administrative expenses was primarily due to hiring additional personnel and increased occupancy costs. The Company expects that general and administrative expenses will continue to increase as additional personnel are recruited to support the Company's growth.

      Non-cash compensation expenses. Non-cash compensation expenses were $4.2 million for the six months ended June 30, 2000 compared to $2.1 million for the six months ended June 30, 1999, an increase of $2.1 million or 100%. The increase in non-cash compensation expenses was due to the amortization of costs incurred with the 1997, 1998 and 1999 grants of options and warrants below the then fair market value.

      Depreciation and amortization of goodwill. Depreciation and amortization of goodwill was $3.3 million for the six months ended June 30, 2000 compared to $1.5 million for the six months ended June 30, 1999, an increase of $1.8 million or 120.0%. The increase in depreciation and amortization of goodwill was due to the continued increase in the Company's fixed assets and the acquisition of YourDay.com, Inc. during the first quarter of 2000.

Loss from Operations

      Loss from operations was $21.5 million for the six months ended June 30, 2000 compared to $6.0 million for the six months ended June 30, 1999, an increase of $15.5 million or 258.3%. The increase in loss from operations was due primarily to the increase in costs and operating expenses, including non-cash compensation expenses and sales and marketing expenses, as well as a decrease in prices the Company charged for carrier transmission services. The Company expects to continue to incur losses for the foreseeable future.

Interest Income (Expense), Net

      Interest income, net was $1.9 million for the six months ended June 30, 2000 compared to interest expense of $0.76 million for the six months ended June 30, 1999, an increase of $2.7 million. The increase in interest income was primarily due to interest earned on the remaining proceeds from the Company's initial public offering. The Company incurs interest expense in connection with its borrowings from RSL COM.

Net Loss

      Net loss was $19.6 million for the six months ended June 30, 2000 compared to $6.8 million for the six months ended June 30, 1999, an increase of $12.8 million or 188%. The increase in net loss was due to the foregoing factors.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues

      Affiliates. Revenues from affiliates were $4.6 million for the three months ended June 30, 2000 compared to $1.5 million for the three months ended June 30, 1999, an increase of $3.1 million or 206.7%. The increase in revenues from affiliates was due to an increase in sales of calling card products through our affiliate RSL COM USA. Additionally, the increase in sales to RSL COM was also facilitated by the growth in our network resulting in our ability to provide additional capacity to RSL COM and an increase in demand for our services from RSL COM offset by decreases in prices.

      Non-affiliates. Revenues from non-affiliates were $3.2 million for the three months ended June 30, 2000 compared to $0.67 million for the three months ended June 30, 1999, an increase of $2.5 million or 376.9%. Revenues from carrier transmission services for telecommunications carriers other than RSL COM were $316,521 for the three months ended June 30, 2000 compared to $312,983 for the three months ended June 30, 1999, an increase of $3,538 or 1.1%. Revenues from enhanced IP communications services were $2.7 million for the three months ended June 30, 2000 compared to $388,044 for the three months ended June 30, 1999, an increase of $2.3 million or 585.1%. The increase in revenues from enhanced IP communications services was due to integration service fees received from online partners as well as a greater number of PC-to-phone and phone-to-phone calls being placed by an increasing user base.

      Revenues from carrier transmission services to RSL COM and other telecommunications carriers accounted for 24.4% and 83.4% of revenues for the periods ended June 30, 2000 and June 30, 1999, respectively. Other than RSL COM, no other customer accounted for greater than 10% of the Company's revenues during these periods. The Company expects that revenues from carrier transmission services to RSL COM and other carriers will continue to account for a majority of its revenues through at least the end of 2000.

Costs and Operating Expenses

      Cost of revenues. Cost of revenues were $6.2 million for the three months ended June 30, 2000 compared to $1.6 million for the three months ended June 30, 1999. The increase in cost of revenues was due primarily to an increase in the amount of traffic being terminated.

      Research and development expenses. Research and development expenses were $1.6 million for the three months ended June 30, 2000 compared to $0.35 million for the three months ended June 30, 1999. The increase in research and development expenses was due to greater costs incurred in additional hiring personnel to develop new services and enhancements to the Company's existing services.

      Selling and marketing expenses. Selling and marketing expenses were $6.1 million for the three months ended June 30, 2000 compared to $0.85 million for the three months ended June 30, 1999, an increase of $5.3 million or 621.0%. The increase in selling and marketing expenses was due to a significant increase in branding costs, promotional activities and personnel to support the expansion of such marketing and promotional activities.

      General and administrative expenses. General and administrative expenses (exclusive of non-cash compensation expenses) were $1.7 million for the three months ended June 30, 2000 compared to $0.9 million for the three months ended June 30, 1999, an increase of $0.8 million or 89.0%. The increase in general and administrative expenses was primarily due to hiring additional personnel and increased occupancy costs. The Company expects that general and administrative expenses will continue to increase as additional personnel are recruited to support the Company's growth.

      Non-cash compensation expenses. Non-cash compensation expenses were $1.8 million for the three months ended June 30, 2000 compared to $1.9 million for the three months ended June 30, 1999, a decrease of $0.1 million or 5.3%.

      Depreciation and amortization of goodwill. Depreciation and amortization of goodwill was $1.9 million for the three months ended June 30, 2000 compared to $0.5 for the three months ended June 30, 1999, an increase of $1.4 million or 280.0%. The increase in depreciation and amortization of goodwill was due to the continued increase in the Company's fixed assets and the acquisition of YourDay.com, Inc. during the first quarter of 2000.

Loss from Operations

      Loss from operations was $11.3 million for the three months ended June 30, 2000 compared to $3.9 million for the three months ended June 30, 1999, an increase of $7.4 million or 189.7%. The increase in loss from operations was due primarily to the increase in costs and operating expenses, including non-cash compensation expenses and sales and marketing expenses, as well as a decrease in prices the Company charged for carrier transmission services. The Company expects to continue to incur losses for the foreseeable future.

Interest Income (Expense), Net

      Interest income, net was $0.98 million for the three months ended June 30, 2000 compared to interest expense of $0.60 million for the three months ended June 30, 1999, an increase of $1.58 million. The increase in interest income was primarily due to interest earned on the remaining proceeds from the Company's initial public offering. The Company incurs interest expense in connection with its borrowings from RSL COM.

Net Loss

      Net loss was $10.3 million for the three months ended June 30, 2000 compared to $4.5 million for the three months ended June 30, 1999, an increase of $5.8 million or 128.9%. The increase in net loss was due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2000, the Company had cash and cash equivalents of approximately $15.2 million, marketable securities-available for sale of approximately $66.0 million and working capital of approximately $65.9 million. The Company generated negative cash flow from operating activities of approximately $13.5 million during the six months ended June 30, 2000 compared with negative cash flow from operating activities of $3.0 million during the six months ended June 30, 1999. Accounts receivable were approximately $2.4 million and $1.0 million at June 30, 2000 and June 30, 1999, respectively. Accounts receivable and accounts payable have increased from period to period as the Company's business has grown.

      The Company's capital expenditures increased from approximately $0.9 million in the six months ended June 30, 1999 compared to approximately $5.2 million in the six months ended June 30, 2000, as the Company expanded its domestic and international network infrastructure.

      The Company registered 6,900,000 of its Class A common Stock on a Form S-1 registration statement, which became effective on November 22, 1999. The Company received net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $96,255,000 from the sale of 6,900,000 at the initial public offering price of $15.00 per share on November 29, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Securities and Exchange Commission's rule related to market risk disclosure requires that the Company describe and quantify its potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. The Company believes its exposure to market risk is immaterial. The Company currently does not invest in, or otherwise hold, for trading or other purposes, any financial instruments subject to market risk.


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

      The Company is not a party to any other material litigation and are not aware of any other pending or threatened litigation that could have a material adverse effect on us or our business taken as a whole.


ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

      On November 22, 1999, the Company offered 6,900,000 shares of its Class A common stock in an initial public offering. These shares were registered with the Securities and Exchange Commission on a registration statement on Form S-1 (file no. 333-86503), which became effective on November 22, 1999. The Company received net proceeds of approximately $96,255,000 from the sale of 6,900,000 shares at the initial public offering price of $15.00 per share after deducting underwriting commissions and discounts and expenses of approximately $6,300,000. The managing underwriters for the initial public offering were Lehman Brothers Inc., Merrill Lynch & Co., U.S. Bancorp Piper Jaffray, Lazard Freres & Co. LLC and Fidelity Capital Markets.

      As of the date of this report, the Company has used approximately $66.0 million of the cash proceeds to purchase marketable government securities. We have not otherwise made any specific allocations with respect to the net proceeds from the initial public offering. The Company expects that it will use the net proceeds to be allocated as follows:

o approximately $20 million to fund marketing and promotional activities;

o    approximately $10 million for capital expenditures; and

o    the balance for general corporate purposes

      The preceding allocations are only an estimate and the amounts that the Company actually expends will depend upon several factors, including its available cash, the success of the Company's marketing and promotional activities and the availability of new business opportunities. Pending use of the net proceeds, the Company intends to invest the net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's Annual Meeting of Stockholders (the "Meeting") was held on June 13, 2000. The following matters were submitted to the Company's stockholders for their vote, and the results of the votes taken at the Meeting were as follows:

           (1) Nine of the Company's Directors were reelected for a term of one year:

            (a)   Elie C. Wurtman:            196,991,959 votes for; 69,745 votes against;
            (b)   Itzhak Fisher:              196,991,959 votes for; 69,745 votes against;
            (c)   Donald R. Shassian:         196,991,959 votes for; 69,745 votes against;
            (d)   Jacob Z. Schuster:          196,991,959 votes for; 69,745 votes against;
            (e)   Nir Tarlovsky:              196,991,959 votes for; 69,745 votes against;
            (f)   Avery Fischer:              196,991,959 votes for; 69,745 votes against;
            (g)   Robert R. Grusky:           196,991,959 votes for; 69,745 votes against;
            (h)   Oakleigh Thorne:            196,991,959 votes for; 69,745 votes against; and
            (i)   Yadin Kaufmann:             196,991,959 votes for; 69,745 votes against.

      (2) The appointment of Brightman Almagor & Co., a member firm of Deloitte & Touche Tohmatsu, as the Company's independent auditors for the fiscal year ending December 31, 2000 was ratified by the following vote: 196,903,218 votes for; 155,800 votes against; and 2,686 abstentions.

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

EXHIBIT
NUMBER      DESCRIPTION

  3.1**     Form of Amended and Restated Certificate of
            Incorporation of deltathree.com, Inc.
  3.2**     Form of Amended and Restated By-laws of deltathree.com, Inc.
  4.1**     Specimen Certificate of Common Stock.
  4.2**     Specimen Certificate of Class B Common Stock.
  4.3**     Registration Rights Agreement dated September 1, 1999,
            between RSL Communications, Ltd.  and deltathree.com, Inc.
 10.1**     Amended and Restated Services Agreement by and between
            RSL Communications, Ltd.  and deltathree.com, Inc.,
            dated September 3, 1999.
 10.2**     Credit Facility dated September 1, 1999, between RSL
            Communications, Ltd.  and deltathree.com, Inc.
 10.3**     Form of deltathree.com, Inc.  1999 Stock Incentive Plan.
 10.4**     Form of deltathree.com, Inc.  1999 Employee Stock Purchase Plan.
 10.5**     Form of deltathree.com, Inc.  1999 Performance Incentive Plan.
 10.6**     Form of deltathree.com, Inc.  1999 Directors' Plan.
 10.7**     Employment Agreement effective as of April 1, 1999,
            between Amos Sela and deltathree.com, Inc.
 10.8**     Employment Agreement effective as of April 1, 1999,
            between Mark J. Hirschhorn and deltathree.com, Inc.
 10.9**     Employment Agreement effective as of April 1, 1999,
            between Noam Bardin and deltathree.com, Inc.
 10.10**    Employment Agreement effective as of April 1, 1999,
            between Shimmy Zimels and deltathree.com, Inc.
 10.11**    Employment Agreement effective as of April 1, 1999,
            between Elie C. Wurtman and deltathree.com, Inc.
 10.12**    Employment Agreement effective as of April 1, 1999,
            between Jacob A.  Davidson and deltathree.com, Inc.
 10.13**    Investor Rights Agreement dated as of September 29, 1999
            between Yahoo! Inc. and deltathree.com, Inc.
 10.14**    Form of warrant issued to Yahoo! Inc on October 18, 1999.
 10.15**    Management Agreement dated as of November 1, 1999
            between deltathree.com, Inc. and RSL Communications, Ltd.
 10.16**    Amendment to Services Agreement by and between RSL
            Communications, Ltd.  and deltathree.com, Inc., dated
            November 1, 1999.
 10.17**    Investor Rights Agreement dated as of October 20, 1999
            between CNET Investments, Inc.  and deltathree.com, Inc.
 10.18**    Form of warrant issued to CNET Investments, Inc.  on
            October 20, 1999.
 10.19**    Intercompany Compliance Agreement dated as of November 1, 1999, between RSL Communications, Ltd., RSL Communications PLC and deltathree.com, Inc.
 10.20**    Development and Promotion Agreement effective as of
            September 22, 1999 between CNET, Inc. and deltathree.com, Inc.
 10.21**    Form of Proposed Release and Indemnification Agreement
            between RSL Communications, Ltd.  and deltathree.com, Inc.
 10.22+     Agreement and Plan of Merger dated as of February 3,
            2000 between deltathree.com, Inc., YourDay Acquisition
            Corp., YourDay.com, Inc. and SenseNet Inc.
 10.23      Amendment No. 1 to Employment Agreement between Noam Bardin and
            deltathree.com, Inc., dated June 1, 2000.
 10.24      Amendment No. 1 to Employment Agreement between Shimmy Zimels and
            deltathree.com, Inc., dated June 1, 2000.
 27.1       Financial Data Schedule.

** Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-86503).

+ Incorporated by reference to the Company's quarterly report on Form 10-Q filed on May 15, 2000.

         (b)      Reports on Form 8-K.

      During the second quarter of 2000, the Company did not file any reports on Form 8-K.


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DELTATHREE.COM, INC.


Date:  August 14, 2000
                                       By: /s/ Shimmy Zimels
                                           ------------------------------
                                           Name:  Shimmy Zimels
                                           Title: Vice President and
                                                  Chief Financial Officer



                               EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

  3.1**     Form of Amended and Restated Certificate of
            Incorporation of deltathree.com, Inc.
  3.2**     Form of Amended and Restated By-laws of deltathree.com, Inc.
  4.1**     Specimen Certificate of Common Stock.
  4.2**     Specimen Certificate of Class B Common Stock.
  4.3**     Registration Rights Agreement dated September 1, 1999,
            between RSL Communications, Ltd.  and deltathree.com, Inc.
 10.1**     Amended and Restated Services Agreement by and between
            RSL Communications, Ltd.  and deltathree.com, Inc.,
            dated September 3, 1999.
 10.2**     Credit Facility dated September 1, 1999, between RSL
            Communications, Ltd.  and deltathree.com, Inc.
 10.3**     Form of deltathree.com, Inc. 1999 Stock Incentive Plan.
 10.4**     Form of deltathree.com, Inc. 1999 Employee Stock Purchase Plan.
 10.5**     Form of deltathree.com, Inc. 1999 Performance Incentive Plan.
 10.6**     Form of deltathree.com, Inc. 1999 Directors' Plan.
 10.7**     Employment Agreement effective as of April 1, 1999,
            between Amos Sela and deltathree.com, Inc.
 10.8**     Employment Agreement effective as of April 1, 1999,
            between Mark J. Hirschhorn and deltathree.com, Inc.
 10.9**     Employment Agreement effective as of April 1, 1999,
            between Noam Bardin and deltathree.com, Inc.
 10.10**    Employment Agreement effective as of April 1, 1999,
            between Shimmy Zimels and deltathree.com, Inc.
 10.11**    Employment Agreement effective as of April 1, 1999,
            between Elie C. Wurtman and deltathree.com, Inc.
 10.12**    Employment Agreement effective as of April 1, 1999,
            between Jacob A.  Davidson and deltathree.com, Inc.
 10.13**    Investor Rights Agreement dated as of September 29, 1999
            between Yahoo! Inc. and deltathree.com, Inc.
 10.14**    Form of warrant issued to Yahoo! Inc on October 18, 1999.
 10.15**    Management Agreement dated as of November 1, 1999
            between deltathree.com, Inc. and RSL Communications, Ltd.
 10.16**    Amendment to Services Agreement by and between RSL
            Communications, Ltd.  and deltathree.com, Inc., dated
            November 1, 1999.
 10.17**    Investor Rights Agreement dated as of October 20, 1999
            between CNET Investments, Inc.  and deltathree.com, Inc.
 10.18**    Form of warrant issued to CNET Investments, Inc.  on
            October 20, 1999.
 10.19**    Intercompany Compliance Agreement dated as of November 1, 1999, between RSL Communications, Ltd., RSL Communications PLC and deltathree.com, Inc.
 10.20**    Development and Promotion Agreement effective as of
            September 22, 1999 between CNET, Inc. and deltathree.com, Inc.
 10.21**    Form of Proposed Release and Indemnification Agreement
            between RSL Communications, Ltd. and deltathree.com, Inc.
 10.22+     Agreement and Plan of Merger dated as of February 3,
            2000 between deltathree.com, Inc., YourDay Acquisition
            Corp., YourDay.com, Inc. and SenseNet Inc.
 10.23      Amendment No. 1 to Employment Agreement between Noam Bardin and
            deltathree.com, Inc., dated June 1, 2000.
 10.24      Amendment No. 1 to Employment Agreement between Shimmy Zimels and
            deltathree.com, Inc., dated June 1, 2000.
 27.1       Financial Data Schedule.

  ** Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-86503).
  + Incorporated by reference to the Company's quarterly report on Form 10-Q filed on May 15, 2000.