Form 10-Q
period 2000-09-30
DELTATHREE COM INC
filed 2000-11-14
CIK 1086740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

                        Commission file number 000-28063
                                               ---------

                                DELTATHREE.COM, INC.
               (Exact name of registrant as specified in its charter)


                 DELAWARE                                       13-4006766
     (State or other jurisdiction of                         (I.R.S. employer
      incorporation or organization)                        identification no.)

             75 BROAD STREET
            NEW YORK, NEW YORK                                    10004
   (Address of principal executive offices)                     (Zip code)


                                    (212) 500-4850
                 (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|     No |  |


         As of November 10, 2000, the registrant had 9,457,972 shares of Class A Common Stock, par value $0.001 per share, and 19,569,459 shares of Class B Common Stock, par value $0.001 per share, outstanding.

                              DELTATHREE.COM, INC.

                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
    and December 31, 1999.........................................................................................1
Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended
    September 30, 2000 (Unaudited) and September 30, 1999 (Unaudited).............................................3
Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended
    September 30, 2000 (Unaudited) and September 30, 1999 (Unaudited).............................................4
Notes to Condensed Consolidated Financial Statements..............................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................12

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................13

Item 2.  Change in Securities and Use of Proceeds................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................14

Item 5.  Other Information.......................................................................................14

Item 6.  Exhibits and Reports on Form 8-K........................................................................15

Signatures.......................................................................................................17

Exhibit Index....................................................................................................18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                              DELTATHREE.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except per share data and share data)

                                                                               SEPTEMBER 30,            DECEMBER 31,
                                                                                   2000                     1999
                                                                                   ----                     ----
                                                                                (UNAUDITED)
         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                           $18,179             $  89,957
 Short-term investments                                                               52,775                11,276
 Accounts receivable, net                                                              5,665                   903
 Due from affiliates                                                                   4,769                 1,760
 Prepaid expenses and other current assets                                             2,646                 3,090
                                                                                     -------               -------

    Total current assets                                                              84,034               106,986
                                                                                     -------               -------

INVESTMENTS                                                                               --                    90
                                                                                          --                    --

PROPERTY AND EQUIPMENT:
 Telecommunications equipment                                                         17,657                 9,844
 Furniture, fixtures and other                                                         4,326                   721
                                                                                     -------               -------
                                                                                      21,983                10,565
 Less accumulated depreciation                                                         2,962                 1,066
                                                                                     -------               -------

      Property and equipment, net                                                     19,021                 9,499
                                                                                     -------               -------

GOODWILL, NET                                                                         16,176                 9,457
                                                                                     -------               -------

DEPOSITS                                                                               1,494                   800
                                                                                     -------               -------

     Total assets                                                                  $ 120,725             $ 126,832
                                                                                     =======               =======

        LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
 Short-term debt due to affiliates                                                   $13,469              $ 14,752
 Accounts payable                                                                      5,975                 2,580
 Due to affiliates                                                                     3,910                   626
 Deferred revenues                                                                       391                   538
 Other current liabilities                                                             6,306                 5,548
                                                                                       -----                 -----

    Total current liabilities                                                         30,051                24,044
                                                                                      ------                ------

LONG-TERM LIABILITIES:
 Long-term debt                                                                          474                    --
 Severance pay obligations                                                               223                   208
                                                                                         ---                   ---

    Total long-term liabilities                                                          697                   208
                                                                                         ---                   ---

    Total liabilities                                                                 30,748                24,252
                                                                                      ------                ------


STOCKHOLDER'S EQUITY:
 Class A common stock, par value $0.001                                                    9                     9
 Class B common stock, par value $0.001                                                   20                    20
 Additional paid-in capital                                                          168,621               157,891
 Receivable for capital stock                                                            (83)               (1,232)
 Deferred compensation                                                                (5,217)              (10,670)
 Accumulated deficit                                                                 (73,373)              (43,438)
                                                                                     -------               -------

    Total stockholder's equity                                                        89,977               102,580
                                                                                     -------               -------

    Total liabilities and stockholder's equity                                     $ 120,725             $ 126,832
                                                                                     =======               =======


            See notes to condensed consolidated financial statements.

                              DELTATHREE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data and share data)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED          YEAR ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,           DECEMBER 31,
                                                     2000           1999          2000             1999           1999
                                                     ----           ----          ----            -----           ----
                                                          (UNAUDITED)                     (UNAUDITED)

REVENUES:
  Affiliates                                      $    2,969    $      991     $   12,356      $    4,077     $    7,431
  Non-affiliates                                       5,566         1,198         10,615           2,355          3,621
                                                  ----------    ----------     ----------      ----------     ----------

TOTAL REVENUES                                         8,535         2,189         22,971           6,432         11,052
                                                  ----------    ----------     ----------      ----------     ----------

COSTS AND OPERATING EXPENSES:
  Cost of revenues                                     6,944         2,271         18,854           5,585          9,723
  Research and development expenses                    1,952           292          4,726             721          1,233
  Selling and marketing expenses                       5,328         1,626         16,326           3,087          7,403
  General and administrative expenses
   (exclusive of non-cash compensation
   expense shown below)                                1,736           600          4,572           2,014          2,754
  Non-cash compensation expense                        1,374         6,800          5,530           8,926         19,116
  Depreciation and amortization                        2,150         1,126          5,407           2,642          3,721
                                                  ----------    ----------     ----------      ----------     ----------

TOTAL COSTS AND OPERATING EXPENSES                    19,484        12,715         55,415          22,975         43,950
                                                  ----------    ----------     ----------      ----------     ----------


LOSS FROM OPERATIONS                                 (10,949)      (10,526)       (32,444)        (16,543)       (32,898)

INTEREST INCOME (EXPENSES), NET                          608          (158)         2,509            (915)          (873)
                                                  ----------    ----------     ----------      ----------     ----------

NET LOSS                                          $  (10,341)   $  (10,684)    $  (29,935)     $  (17,458)    $  (33,771)
                                                  ==========    ==========     ==========      ==========     ==========

Net loss per share -
 basic and diluted                                     (0.36)        (0.55)    $    (1.04)     $    (0.89)    $    (1.65)
                                                  ==========    ==========     ==========      ==========     ==========

Weighted average shares outstanding -
 basic and diluted (number of shares)             28,932,232    19,569,459     28,727,148      19,569,459     20,418,457
                                                  ==========    ==========     ==========      ==========     ==========

            See notes to condensed consolidated financial statements.

                              DELTATHREE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                       NINE MONTHS ENDED             YEAR ENDED
                                                                         SEPTEMBER 30,              DECEMBER 31,
                                                                       2000              1999           1999
                                                                       ----              ----           ----
                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $  (29,935)        $ (17,458)        $ (33,771)

  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                        5,407             2,642             3,721
    Amortization of deferred compensation                                5,530             8,926            19,116
    Capital gain                                                           (44)               --                --
    Minority interest                                                       --               (21)              (21)
    Increase (decrease) in liability for severance pay                      15                40               (25)
    Provision for losses on accounts receivable                             42              (294)             (275)
  Changes in assets and liabilities:
    Increase in accounts receivable, net                                (4,786)              (25)              (85)
    Decrease (increase) in other current assets
     and due from affiliates                                            (2,565)              742            (2,037)
    Increase (decrease) in accounts payable                              3,395              (154)             (793)
    Decrease in deferred revenues                                         (147)             (876)           (1,072)
    Increase in current liabilities
     and due to affiliates                                               4,482             1,773             5,467
    Increase in other assets                                              (695)               --                --
                                                                      --------         ---------          --------
                                                                        10,634            12,753            23,996
                                                                      --------         ---------          --------

Net cash used in operating activities                                  (19,301)           (4,705)           (9,775)
                                                                      --------         ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                   (11,057)           (1,988)           (2,848)
  Proceeds from disposal of property and equipment                          40                --                --
  Proceeds from sale of investments                                        150                --                --
  Increase in deposits                                                      --                --              (685)
                                                                      --------         ---------          --------

Net cash used in investing activities                                  (10,867)           (1,988)           (3,533)
                                                                      --------         ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term investments                                   (41,499)               --           (11,276)
  Proceeds from issuance of capital stock                                   --                --           104,864
  Proceeds from short-term debt from affiliates                             --                --             8,320
  Proceeds from long-term debt from affiliates                             455             6,629                --
  Payments of long-term debt from affiliates                            (2,179)               --                --
  Expenses relating to share issuance in 1999                             (272)               --                --
  Proceeds from exercise of employee options                             1,411                --                --
  Increase in other long-term debt                                         474                --                --
                                                                      --------         ---------          --------

Net cash provided by (used in) financing activities                    (41,610)            6,629           101,908
                                                                      --------         ---------          --------

Increase (decrease) in cash and cash equivalents                       (71,778)              (64)           88,600

Cash and cash equivalents at beginning of period                        89,957             1,357             1,357
                                                                      --------         ---------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 18,179         $   1,293          $ 89,957
                                                                      ========         =========          ========

            See notes to condensed consolidated financial statements.

                              DELTATHREE.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The unaudited consolidated condensed financial statements of deltathree.com, Inc. and its subsidiaries (collectively, "the Company"), of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         AFFILIATES. Revenues from affiliates were $12.4 million for the nine months ended September 30, 2000 compared to $4.1 million for the nine months ended September 30, 1999, an increase of $8.3 million or 202.4%. The increase in revenues from affiliates was due to an increase in sales of calling card products through our affiliate RSL COM USA. Additionally, the increase in sales to RSL COM was also facilitated by the growth in our network resulting in our ability to provide additional capacity to RSL COM and an increase in demand for our services from RSL COM offset by decreases in prices.

         NON-AFFILIATES. Revenues from non-affiliates were $10.6 million for the nine months ended September 30, 2000 compared to $2.4 million for the nine months ended September 30, 1999, an increase of $8.2 million or 341.7%. Revenues from carrier transmission services for telecommunications carriers other than RSL COM were $1.7 million for the nine months ended September 30, 2000 compared to $1.0 million for the nine months ended September 30, 1999, an increase of $0.7 million or 70%. The increase was due primarily to an increased demand from a larger customer base. Revenues from enhanced IP communications services were $8.1 million for the nine months ended September 30, 2000 compared to $1.2 million for the nine months ended September 30, 1999, an increase of $6.9 million or 575%. The increase in revenues from enhanced IP communications services was due to integration and other service fees received from partners as well as a greater number of PC-to-phone and phone-to-phone calls being placed by an increasing user base.

         Revenues from carrier transmission services to RSL COM and other telecommunications carriers accounted for 26.7% and 79.2% of revenues for the periods ended September 30, 2000 and September 30, 1999, respectively. As revenues from the Company's enhanced IP communication services continue to grow as a percentage of total revenue, the Company expects that its revenues from carrier transmission services will continue to account for a declining percentage of its revenues. Other than RSL COM, no other customer accounted for greater than 10% of the Company's revenues during these periods.

COSTS AND OPERATING EXPENSES

         COST OF REVENUES. Cost of revenues were $18.9 million for the nine months ended September 30, 2000 compared to $5.6 million for the nine months ended September 30,1999. The increase in cost of revenues was due primarily to an increase in the amount of traffic being terminated.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.7 million for the nine months ended September 30, 2000 compared to $0.7 million for the nine months ended September 30, 1999. The increase in research and development expenses was due to greater costs incurred in hiring additional personnel to develop new services and enhancements to the Company's existing services.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $16.3 million for the nine months ended September 30, 2000 compared to $3.1 million for the nine months ended September 30, 1999, an increase of $13.2 million or 425.8%. The increase in selling and marketing expenses was due to a significant increase in branding costs, promotional activities and personnel to support the expansion of such marketing and promotional activities.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses (exclusive of non-cash compensation expenses) were $4.6 million for the nine months ended September 30, 2000 compared to $2.0 million for the nine months ended September 30, 1999, an increase of $2.6 million or 130%. The increase in general and administrative expenses was primarily due to hiring additional personnel and increased occupancy costs. The Company expects that general and administrative expenses will continue to increase as additional personnel are recruited to support the Company's growth.

         NON-CASH COMPENSATION EXPENSES. Non-cash compensation expenses were $5.5 million for the nine months ended September 30, 2000 compared to $8.9 million for the nine months ended September 30, 1999, a decrease of $3.4 million or 38.2%. The decrease in non-cash compensation expenses was due to the completed amortization of costs incurred during 1997. Remaining amortization of costs related to the 1998 and 1999 grants of options and warrants below the then fair market value will continue to be reflected in future financial statements.

         DEPRECIATION AND AMORTIZATION OF GOODWILL. Depreciation and amortization of goodwill was $5.4 million for the nine months ended September 30, 2000 compared to $2.6 million for the nine months ended September 30, 1999, an increase of $2.8 million or 107.7%. The increase in depreciation and amortization of goodwill was due to the continued increase in the Company's fixed assets and the acquisition of YourDay.com, Inc. during the first quarter of 2000.

LOSS FROM OPERATIONS

         Loss from operations was $32.4 million for the nine months ended September 30, 2000 compared to $16.5 million for the nine months ended September 30, 1999, an increase of $15.9 million or 96.4%. The increase in loss from operations was due primarily to the increase in costs and operating expenses, including non-cash compensation expenses and sales and marketing expenses, as well as a decrease in prices the Company charged for carrier transmission services. The Company expects to continue to incur losses for the foreseeable future.

INTEREST INCOME (EXPENSE), NET

         Interest income, net was $2.5 million for the nine months ended September 30, 2000 compared to interest expense of $0.9 million for the nine months ended September 30, 1999, an increase of $3.4 million. The increase in interest income was primarily due to interest earned on the remaining proceeds from the Company's initial public offering. The Company incurs interest expense in connection with its borrowings from RSL COM, which it expects to repay during the fourth quarter of 2000.

NET LOSS

         Net loss was $29.9 million for the nine months ended September 30, 2000 compared to $17.5 million for the nine months ended September 30, 1999, an increase of $12.4 million or 70.9%. The increase in net loss was due to the foregoing factors.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         AFFILIATES. Revenues from affiliates were $3.0 million for the three months ended September 30, 2000 compared to $1.0 million for the three months ended September 30, 1999, an increase of $2.0 million or 200%. The increase in revenues from affiliates was due to an increase in sales of calling card products through our affiliate RSL COM USA. Additionally, the increase in sales to RSL COM was also facilitated by the growth in our network resulting in our ability to provide additional capacity to RSL COM and an increase in demand for our services from RSL COM offset by decreases in prices.

         NON-AFFILIATES. Revenues from non-affiliates were $5.6 million for the three months ended September 30, 2000 compared to $1.2 million for the three months ended September 30, 1999, an increase of $4.4 million or 366.7%. Revenues from carrier transmission services for telecommunications carriers other than RSL COM were $0.8 million for the three months ended September 30, 2000 compared to $0.5 million for the three months ended September 30, 1999, an increase of $0.3 million or 60%. The increase was due primarily to an increased demand from a larger customer base. Revenues from enhanced IP communications services were $4.2 million for the three months ended September 30, 2000 compared to $0.6 million for the three months ended September 30, 1999, an increase of $3.6 million or 616.7%. The increase in revenues from enhanced IP communications services was due to integration and other service fees received from partners as well as a greater number of PC-to-phone and phone-to-phone calls being placed by an increasing user base.

         Revenues from carrier transmission services to RSL COM and other telecommunications carriers accounted for 23.5% and 69.5% of revenues for the periods ended September 30, 2000 and September 30, 1999, respectively. As revenues from the Company's enhanced IP communication services continue to grow as a percentage of total revenue, the Company expects that its revenues from carrier transmission services will continue to account for a declining percentage of its revenues. Other than RSL COM, no other customer accounted for greater than 10% of the Company's revenues during these periods.

COSTS AND OPERATING EXPENSES

         COST OF REVENUES. Cost of revenues were $6.9 million for the three months ended September 30, 2000 compared to $2.3 million for the three months ended September 30, 1999. The increase in cost of revenues was due primarily to an increase in the amount of traffic being terminated.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $2.0 million for the three months ended September 30, 2000 compared to $0.3 million for the three months ended September 30, 1999. The increase in research and development expenses was due to greater costs incurred in additional hiring personnel to develop new services and enhancements to the Company's existing services.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $5.3 million for the three months ended September 30, 2000 compared to $1.6 million for the three months ended

September 30, 1999, an increase of $3.7 million or 231.3%. The increase in selling and marketing expenses was due to a significant increase in branding costs, promotional activities and personnel to support the expansion of such marketing and promotional activities.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses (exclusive of non-cash compensation expenses) were $1.7 million for the three months ended September 30, 2000 compared to $0.6 million for the three months ended September 30, 1999, an increase of $1.1 million or 183.3%. The increase in general and administrative expenses was primarily due to hiring additional personnel and increased occupancy costs. The Company expects that general and administrative expenses will continue to increase as additional personnel are recruited to support the Company's growth.

         NON-CASH COMPENSATION EXPENSES. Non-cash compensation expenses were $1.4 million for the three months ended September 30, 2000 compared to $6.8 million for the three months ended September 30, 1999, a decrease of $5.4 million or 79.4%. The decrease in non-cash compensation expenses was due to the completed amortization of costs incurred during 1997. Remaining amortization of costs related to the 1998 and 1999 grants of options and warrants below the then fair market value will continue to be reflected in future financial statements.

         DEPRECIATION AND AMORTIZATION OF GOODWILL. Depreciation and amortization of goodwill was $2.2 million for the three months ended September 30, 2000 compared to $1.1 million for the three months ended September 30, 1999, an increase of $1.1 million or 100.0%. The increase in depreciation and amortization of goodwill was due to the continued increase in the Company's fixed assets and the acquisition of YourDay.com, Inc. during the first quarter of 2000.

LOSS FROM OPERATIONS

         Loss from operations was $10.9 million for the three months ended September 30, 2000 compared to $10.5 million for the three months ended September 30, 1999, an increase of $0.4 million or 3.8%. The increase in loss from operations was due primarily to the increase in costs and operating expenses, including non-cash compensation expenses and sales and marketing expenses, as well as a decrease in prices the Company charged for carrier transmission services. The Company expects to continue to incur losses for the foreseeable future.

INTEREST INCOME (EXPENSE), NET

         Interest income, net was $0.6 million for the three months ended September 30, 2000 compared to interest expense of $0.2 million for the three months ended September 30, 1999, an increase of $0.8 million. The increase in interest income was primarily due to interest earned on the remaining proceeds from the Company's initial public offering. The Company incurs interest expense in connection with its borrowings from RSL COM, which it expects to repay during the fourth quarter of 2000.

NET LOSS

         Net loss was $10.3 million for the three months ended September 30, 2000 compared to $10.7 million for the three months ended September 30, 1999, a decrease of $0.4 million or 3.7%. The decrease in net loss was due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company had cash and cash equivalents of approximately $18.2 million, marketable securities and other short-term investments of approximately $52.8 million and working capital of approximately $54 million. The Company generated negative cash flow from operating activities of approximately $19.3 million during the nine months ended September 30, 2000 compared with negative cash flow from operating activities of $4.7 million during the nine months ended September 30, 1999. Accounts receivable were approximately $5.7 million and $0.9 million at September 30, 2000 and September 30, 1999, respectively. Accounts receivable and accounts payable have increased from period to period as the Company's business has grown.

         The Company's capital expenditures increased from approximately $2.0 million in the nine months ended September 30, 1999 compared to approximately $11.1 million in the nine months ended September 30, 2000, as the Company expanded its domestic and international network infrastructure.

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

         The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming the Company's business plan is implemented successfully. Thereafter, the Company will be required to raise additional funds. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If additional funds are raised through the issuance of equity securities, the Company's existing stockholders may experience significant dilution. In addition, the indentures governing outstanding indebtedness of RSL COM restrict the Company's ability to incur indebtedness. The Company also has agreed with RSL COM not to incur any debt (other than inter-company debt) without its written consent so long as the Company is a restricted subsidiary of RSL COM. Those limitations may require the Company to resort to other sources of funding, such as the issuance of equity, and the Company may need to rely upon RSL COM to provide any additional capital to meet its working capital and capital expenditure requirements, and the Company cannot assure you that RSL COM or any other third party will be willing or able to provide additional capital on favorable terms or at all.

         The Company expects that during the fourth quarter of 2000 it will repay its outstanding indebtedness to RSL COM of approximately $12 million.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On October 8, 1999, Aerotel, Ltd. and Aerotel U.S.A. commenced a suit against the Company, RSL COM and an RSL COM subsidiary in the United States District Court for the Southern District of New York. Aerotel alleges that the Company is infringing on a patent issued to Aerotel in November 1987 by making, using, selling and offering for sale prepaid telephone card products in the United States. Aerotel seeks an injunction to stop the Company from using the technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. We have answered the complaint, and the parties are currently engaged in pre-trial discovery. As we continue to evaluate these claims, we believe that we have meritorious defenses to the claims and we intend to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on our business, financial condition and results of operations. Regardless of the ultimate outcome, the litigation could result in substantial expenses to us and significant diversion of efforts by our managerial and other personnel.

         The Company is not a party to any other material litigation and we are not aware of any other pending or threatened litigation that could have a material adverse effect on the Company or its business taken as a whole.

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

         As of the date of this report, the Company has used approximately $52.8 million of the cash proceeds to purchase marketable government securities and other short-term investments. We have not otherwise made any specific allocations with respect to the net proceeds from the initial public offering. The Company expects that it will use the net proceeds to be allocated as follows:

         - approximately $25 million to fund marketing and promotional activities;

         -   approximately $16 million for capital expenditures; and

         -   the balance for general corporate purposes.

         The preceding allocations are only an estimate and the amounts that the Company actually expends will depend upon several factors, including its available cash, the success of our marketing and promotional activities and the availability of new business opportunities. Pending use of the net proceeds, the Company intends to invest the net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the third quarter of 2000.

ITEM 5.           OTHER INFORMATION

Forward-Looking Statements

         Certain matters discussed in this Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" contain certain forward-looking statements which involve risks and uncertainties and depend upon certain assumptions, some of which may be beyond the Company's control, including, but not limited to, the inherent uncertainty of financial estimates and projections, the competitive environment for Internet telephony, the Company's limited operating history, changes of rates of all related telecommunications services, the level and rate of customer acceptance of new products and services, legislation that may affect the Internet telephony industry and rapid technological changes, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission, and, accordingly, there can be no assurance with regard to such statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.


EXHIBIT
NUMBER            DESCRIPTION
-----             -----------
   3.1*           Form of Amended and Restated Certificate of Incorporation of deltathree.com, Inc.
   3.2*           Form of Amended and Restated By-laws of deltathree.com, Inc.
   4.1*           Specimen Certificate of Common Stock.
   4.2*           Specimen Certificate of Class B Common Stock.
   4.3*           Registration Rights Agreement, dated September 1, 1999, between RSL Communications, Ltd.  and
                  deltathree.com, Inc.
  10.1*           Amended and Restated Services Agreement, dated September 3, 1999, between RSL Communications,
                  Ltd. and deltathree.com, Inc.
  10.2*           Credit Facility, dated September 1, 1999, between RSL Communications, Ltd. and deltathree.com,
                  Inc.
  10.3*           Form of deltathree.com, Inc. 1999 Stock Incentive Plan.
  10.4*           Form of deltathree.com, Inc. 1999 Employee Stock Purchase Plan.
  10.5*           Form of deltathree.com, Inc. 1999 Performance Incentive Plan.
  10.6*           Form of deltathree.com, Inc. 1999 Directors' Plan.
  10.7*           Employment Agreement, effective as of April 1, 1999, between Noam Bardin and deltathree.com,
                  Inc.
  10.8            Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Noam Bardin and
                  deltathree.com, Inc.
  10.9*           Employment Agreement, effective as of April 1, 1999, between Shimmy Zimels and deltathree.com,
                  Inc.
  10.10           Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Shimmy Zimels and deltathree.com, Inc.
  10.11           Employment Agreement, dated as of May 30, 2000, between Mark Gazit and deltathree.com, Inc.
  10.12           Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Mark Gazit and
                  deltathree.com, Inc.
  10.13           Employment Agreement, effective as of August 28, 2000, between Paul White and deltathree.com,
                  Inc.
  10.14           Employment Agreement, effective as of August 30, 2000, between Lisa J. Indovino and
                  deltathree.com, Inc.
  10.15*          Investor Rights Agreement, dated as of September 29, 1999, between Yahoo! Inc. and
                  deltathree.com, Inc.
  10.16*          Form of Warrant issued to Yahoo! Inc. on October 18, 1999.
  10.17*          Management Agreement, dated as of November 1, 1999, between deltathree.com, Inc. and RSL
                  Communications, Ltd.
  10.18*          Amendment to Services Agreement by and between RSL Communications, Ltd.  and deltathree.com,
                  Inc., dated November 1, 1999.



  10.19*          Investor Rights Agreement dated as of October 20, 1999 between CNET Investments, Inc.  and
                  deltathree.com, Inc.
  10.20*          Form of Warrant issued to CNET Investments, Inc. on October 20, 1999.
  10.21*          Intercompany Compliance Agreement, dated as of November 1, 1999, between RSL Communications,
                  Ltd., RSL Communications PLC and deltathree.com, Inc.
  10.22*          Development and Promotion Agreement, effective as of September 22, 1999, between CNET, Inc. and
                  deltathree.com, Inc.
  10.23*          Form of Proposed Release and Indemnification Agreement between RSL Communications, Ltd.  and
                  deltathree.com, Inc.
  10.24**         Agreement and Plan of Merger, dated as of February 3, 2000, between deltathree.com, Inc.,
                  YourDay Acquisition Corp., YourDay.com, Inc. and SenseNet Inc.
  27.1            Financial Data Schedule
--------------

*                Incorporated by reference to the Company's registration statement on Form S-1 (Registration No.
                 333-86503).
**               Incorporated by reference to the Company's quarterly report on Form 10-Q filed on May 15, 2000.

         (b)      Reports on Form 8-K.

        During the fiscal quarter ended September 30, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DELTATHREE.COM, INC.


Date:  November 14, 2000               By:  /s/ Paul C. White
                                            ------------------------------
                                            Name: Paul C. White
                                            Title: Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
   3.1*           Form of Amended and Restated Certificate of Incorporation of deltathree.com, Inc.
   3.2*           Form of Amended and Restated By-laws of deltathree.com, Inc.
   4.1*           Specimen Certificate of Common Stock.
   4.2*           Specimen Certificate of Class B Common Stock.
   4.3*           Registration Rights Agreement, dated September 1, 1999, between RSL Communications, Ltd.  and
                  deltathree.com, Inc.
  10.1*           Amended and Restated Services Agreement, dated September 3, 1999, between RSL Communications,
                  Ltd. and deltathree.com, Inc.
  10.2*           Credit Facility, dated September 1, 1999, between RSL Communications, Ltd. and deltathree.com,
                  Inc.
  10.3*           Form of deltathree.com, Inc. 1999 Stock Incentive Plan.
  10.4*           Form of deltathree.com, Inc. 1999 Employee Stock Purchase Plan.
  10.5*           Form of deltathree.com, Inc. 1999 Performance Incentive Plan.
  10.6*           Form of deltathree.com, Inc. 1999 Directors' Plan.
  10.7*           Employment Agreement, effective as of April 1, 1999, between Noam Bardin and deltathree.com,
                  Inc.
  10.8            Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Noam Bardin and
                  deltathree.com, Inc.
  10.9*           Employment Agreement, effective as of April 1, 1999, between Shimmy Zimels and deltathree.com,
                  Inc.
  10.10           Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Shimmy Zimels and deltathree.com, Inc.
  10.11           Employment Agreement, dated as of May 30, 2000, between Mark Gazit and deltathree.com, Inc.
  10.12           Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Mark Gazit and
                  deltathree.com, Inc.
  10.13           Employment Agreement, effective as of August 28, 2000, between Paul White and deltathree.com,
                  Inc.
  10.14           Employment Agreement, effective as of October 2, 2000, between Lisa J. Indovino and
                  deltathree.com, Inc.
  10.15*          Investor Rights Agreement, dated as of September 29, 1999, between Yahoo! Inc. and
                  deltathree.com, Inc.
  10.16*          Form of Warrant issued to Yahoo! Inc. on October 18, 1999.
  10.17*          Management Agreement, dated as of November 1, 1999, between deltathree.com, Inc. and RSL
                  Communications, Ltd.
  10.18*          Amendment to Services Agreement by and between RSL Communications, Ltd.  and deltathree.com,
                  Inc., dated November 1, 1999.
  10.19*          Investor Rights Agreement dated as of October 20, 1999 between CNET Investments, Inc.  and
                  deltathree.com, Inc.
  10.20*          Form of Warrant issued to CNET Investments, Inc. on October 20, 1999.
  10.21*          Intercompany Compliance Agreement, dated as of November 1, 1999, between RSL Communications,
                  Ltd., RSL Communications PLC and deltathree.com, Inc.



  10.22*          Development and Promotion Agreement, effective as of September 22, 1999, between CNET, Inc. and
                  deltathree.com, Inc.
  10.23*          Form of Proposed Release and Indemnification Agreement between RSL Communications, Ltd.  and
                  deltathree.com, Inc.
  10.24**         Agreement and Plan of Merger, dated as of February 3, 2000, between deltathree.com, Inc.,
                  YourDay Acquisition Corp., YourDay.com, Inc. and SenseNet Inc.
  27.1            Financial Data Schedule
--------------

*                Incorporated by reference to the Company's registration statement on Form S-1 (Registration No.
                 333-86503).
**               Incorporated by reference to the Company's quarterly report on Form 10-Q filed on May 15, 2000.