Form 10-K405
period 2000-12-31
DELTATHREE INC
filed 2001-03-30
CIK 1086740

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                       COMMISSION FILE NUMBER: 000-28063

                                  DELTATHREE, INC.
               (Exact name of registrant as specified in charter)

                DELAWARE                         13-4006766
                --------                         ----------
     (State or other jurisdiction of          (I.R.S. employer
     incorporation or organization)         identification no.)

       75 BROAD STREET, 31ST FLOOR
        NEW YORK, NEW YORK 10004                   10004
       ---------------------------                 -----
(Address of principal executive offices)         (Zip code)

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 500-4850

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON WHICH THE
              TITLE OF EACH CLASS                     SECURITIES ARE REGISTERED
              -------------------                 ----------------------------------
Class A Common Stock, par value $0.001 per share       Nasdaq National Market

    Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    The aggregate market value of the Registrant's Class A common stock held by non-affiliates of the Registrant on March 22, 2001 was approximately
$11,863,299 million. On such date, the last sale price of the Registrant's
Class A common stock was $1.25 per share. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's Class A common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

    The number of shares outstanding of the Registrant's capital stock as of March 22, 2001 is as follows:

                                                            NUMBER OF SHARES OUTSTANDING
            TITLE OF EACH CLASS                                  AT MARCH 22, 2001
            -------------------                             ----------------------------
   Class A Common Stock, $0.001 par value                            9,490,639
   Class B Common Stock, $0.001 par value                            19,569,459

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                DELTATHREE, INC.
                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I
ITEM 1.   Business....................................................      2

ITEM 2.   Properties..................................................     15

ITEM 3.   Legal Proceedings...........................................     15

ITEM 4.   Submission of Matters to a Vote of Security Holders.........     15

                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     16

ITEM 6.   Selected Financial Data.....................................     17

ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     19

ITEM 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     37

ITEM 8.   Financial Statements and Supplementary Data.................     37

ITEM 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     37

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant..........     37

ITEM 11.  Executive Compensation......................................     37

ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     37

ITEM 13.  Certain Relationships and Related Transactions..............     37

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     37

Index to Consolidated Financial Statements............................    F-1

                                DELTATHREE, INC.
                        2000 ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1. BUSINESS
  GENERAL

    We are a premier global provider of integrated Voice over Internet Protocol
(VoIP) telephony services. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol (IP) telephony services. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. Our business currently includes the transmission of voice and data traffic for communications carriers, the provision of enhanced Web-based and other communications services to individual consumers and the provision of a total "Hosted Communications Solution" that enables corporate customers and service providers to offer private label telecommunications to their customer bases.

    We have built a privately-managed, global network using IP technology and offer our customers a unique suite of IP telephony products, including: Global Roaming, PC-to-Phone, Phone-to-Phone, Broadband Phone, In Box and Click IT. We differentiate ourselves from our competitors by providing a robust set of value-added services that enables us to effectively address the challenges that have traditionally made the provision of telecommunications services difficult. These operations management tools include: account provisioning; payment processing systems; billing and account management; and customer care. We are able to provide our services at a cost to users that is generally lower than that charged by traditional carriers because we minimize our network costs by using efficient packet-switched technology and we generally avoid local access charges and by-pass international settlement charges by routing international long distance calls over our privately-managed network. See "--Our Products and Services."

    Prior to 1999, our focus was to build a privately-managed, global network utilizing IP technology. Our business primarily consisted of carrying and transmitting traffic for communications carriers over our network. Beginning in 1999, we began to diversify our offerings by layering enhanced IP telephony services over our network. These enhanced services were targeted at consumers and were primarily accessible through our consumer Web site. During 2000, we began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases. Our privately-managed IP network received the Best Built Public Network Award for excellence in IP services/applications at SUPERCOMM 2000. We were also recognized as the best IP telephony provider by SmartMoney magazine and PC World Magazine during 2000.

    RSL Communications Ltd. ("RSL COM"), a global facilities-based telecommunications company, owns shares of our Class B common stock representing approximately 95.5% of the combined voting power of all classes of our capital stock and approximately 67.4% of the economic interest in our company. See "Risk Factors--Risks Related to Our Relationship with RSL COM." Currently, we provide carrier transmission services to RSL COM on a commercial basis. Such services accounted for 67.2% of our total revenues in 1999 and 46% of our total revenues in 2000.

INDUSTRY SEGMENTS

    We only report in one industry segment. See "Notes to Consolidated Financial Statements--Note 15."

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

    Traditional telecommunications carriers have historically avoided the use of packet switching for transmitting voice calls due to poor sound quality attributable to delays and lost packets which prevent real-time transmission. However, recent improvements in packet switching, compression and broadband access technologies, improved hardware and the use of privately-managed networks (such as our network) have significantly improved the quality of packet-switched voice calls, allowing for real-time transmission. Service providers that use privately-managed networks are able to reduce packet loss and latency, or delay, because they are able to control the amount, timing and route of data transmitted.

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

    International Data Corporation, a market research firm, estimates that by 2004, IP minutes (retail and wholesale) and revenues will grow to approximately
135.0 billion minutes and approximately $20.7 billion, respectively, representing estimated compound annual growth rates of 119% and 103%, respectively. Beyond cost savings, we believe that advanced IP communications technologies will further the potential for the Internet to become the preferred medium of communications and commerce.

INCREASE IN MODES OF COMMUNICATION

    The global communications services industry, encompassing voice, fax and data transmission, is experiencing significant growth. We believe the growth in global communications services is being driven by:

    - globalization of the world's economies and the worldwide trend toward communications deregulation and liberalization

    - the growth of data and Internet traffic

    - declining prices and a wider choice of products and services

    - technological advances and greater investment in communications infrastructure

    In addition, technological advancements have allowed for multiple modes of communication, such as cellular, voice-mail, e-mail and fax. We expect rapid growth in demand for services that unify and simplify the communications needs of users.

LIMITATIONS OF EXISTING IP COMMUNICATIONS SOLUTIONS

    Although the growth of IP telephony historically has been limited by poor sound quality attributable to delays and packet loss, recent technological advancements have significantly improved the quality of packet-switched telephone calls. As a result, several large long distance carriers, including AT&T and Sprint, have announced IP telephony service offerings.

    In addition, many smaller service providers have begun to offer low-cost Internet telephony services from PCs to telephones and from telephones to telephones. Many of these service providers, however, offer their services only in certain geographic areas and provide limited services. In addition, many of these service providers use the Internet for transmission, rather than a privately-managed IP network. In using the Internet rather than a privately-managed IP network for transmission, these service providers have less control over the network management and monitoring functions that are necessary to ensure quality of service.

OUR PRODUCTS AND SERVICES

    PRODUCTS.

    We have built a privately-managed, global network using IP technology and offer our customers a unique suite of IP telephony products, including:

    GLOBAL ROAMING. Our Global Roaming service enables businesses and individuals to use a single account number to place phone-to-phone calls over our privately-managed, global network from locations throughout the world using country-specific, toll-free access numbers, thereby bypassing local access charges. We currently offer toll-free access numbers in Austria, Canada, Finland, France, Germany, Hong Kong, Italy, Sweden, Switzerland, the United Kingdom and the United States.

    PC-TO-PHONE. Our PC-to-Phone service enables a user to conveniently and inexpensively place a call to a standard telephone anywhere in the world directly from a personal computer while remaining on-line. In order to use this service, a user need only download our software for free from our Web site and have access to the Internet. Once the software is downloaded, the user is able to place a call from the user's personal computer and, while browsing the Web, speak to a party who uses a standard telephone.

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

    PHONE-TO-PHONE. Our Phone-to-Phone service enables a user to inexpensively place a call or send a fax from a standard telephone or a fax machine to anywhere in the world. Phone-to-Phone calls originate and terminate on the PSTN, but travel primarily over our privately-managed IP network. Through our privately-managed IP network, we are able to carry phone-to-phone voice communications traffic. Similar to our PC-to-Phone service, our Phone-to-Phone service is generally less expensive than services of traditional carriers. Users can access our Phone-to-Phone service by dialing a local or toll-free access number and providing a PIN number. Users are charged for toll and long distance calls on a per-minute basis. We and our private-label partners receive payment for these calls by debiting pre-paid user accounts opened on-line and through the sale of pre-paid calling cards.

    IN BOX. In box is our unified messaging service that enables a user to conveniently retrieve e-mail, voice mail and faxes, as well as send e-mail, from a single source. We offer a user the flexibility of retrieving messages by either logging on to a dedicated Web site or by placing a call using a standard telephone. A user retrieving messages through a computer can conveniently access and forward all e-mail, voice mail and faxes, while a user retrieving messages through a standard telephone can hear voice mail and have e-mail read by a computer-simulated voice.

    CLICK IT. Our Click IT service is a Web-based e-commerce service enabling individuals and businesses to place a link on their Web sites which, when clicked on by a user viewing the site, automatically initiates a telephone call from the user's computer to a designated telephone number specified by the owner of the Web site. In addition, a pop-up screen appears which advertises the host's products and services. This service allows e-commerce and business Web pages to support real-time voice calls from on-line customers. Our Click IT service can also be used to enable a user to place a call from his or her PC to any telephone number without having to download our PC-to-Phone software. We call this service Click IT Phone Booth.

    CARRIER TRANSMISSION SERVICES. To maximize use of our available network capacity, we offer carrier transmission services over our privately-managed IP network to telecommunications carriers.

    SERVICES.

    We differentiate ourselves by providing a robust set of value-added services that enables us to effectively address the challenges that have traditionally made the provision of telecommunications services difficult. These operations management tools include the following:

        ACCOUNT PROVISIONING: we provide our customers with a dedicated Web page through which they can order additional services or accounts, generate and activate PINs and perform other customary implementation functions;

        PAYMENT PROCESSING SYSTEMS: we provide our customers with a fraud detection and prevention system to permit secure credit card transactions over the Web;

        BILLING AND ACCOUNT MANAGEMENT: we provide our customers with real-time, Web-based access to billing records to check billing and usage information or to increase prepaid accounts; and

        CUSTOMER CARE: we have moved and consolidated traditional first line customer care functions onto the Web for ease and flexibility and support this with second line customer care via toll-free access.

OUR HOSTED COMMUNICATIONS SOLUTION

    Our "Hosted Communications Solution" leverages our VoIP expertise and delivers to our corporate customers and service providers a highly customizable, private-label suite of VoIP products and services. Using our award-winning infrastructure, we enable these enterprises to offer their customers any combination of our basic products and services, accessible through a single account. We believe that our Hosted Communications Solution brings our customers the value-added services they need to leverage their strong customer bases and generate new revenues. We have dedicated significant resources to this area and anticipate significant growth in the number of businesses to which we provide this solution.

    With each new module that is added to our suite of VoIP products and services, customers can realize new revenue streams from their existing customer base and make their own offering even more powerful in attracting new customers. The products and services delivered under our Hosted

Communications Solution are operative 24 hours a day, 7 days a week and are supported at all times by our Network Operations Center ("NOC") and our customer care center.

    The following are examples of current implementations of our Hosted Communications Solution:

    EASYEVERYTHING LIMITED

        BACKGROUND: easyEverything is the world's largest chain of Internet cafes and an affiliate of the UK-based easyGroup (whose holdings include easyJet, easyRentacar as well as a family of business units under the easyGroup name).

        CHALLENGE: easyEverything sought ways in which to derive additional revenue per seat at each of its cafes.

        SOLUTION: We are in the process of providing easyEverything with a complete phone service solution that permits end users to place PC-to-Phone calls over handsets located at every personal computer in the cafes and Phone-to-Phone calls outside the cafes, all utilizing the same account, which is purchased within the cafes at the same location where Internet access cards are sold.

        STATUS: The relationship was initiated at easyEverything's launch in November 2000 of the world's largest Internet cafe with 800 personal computers in Times Square, New York (open 24 hours a day, 7 days a week). The Hosted Communications Solution is being rolled out to all of easyEverything's 15 cafes across Europe and 6 other cafes worldwide during 2001. During February 2001, the average number of visitors was approximately 150,000 per Internet cafe location bringing the combined number of total monthly visitors to approximately 1.4 million.

    SHELL EUROPE OIL PRODUCTS LIMITED

        BACKGROUND: Shell Europe was seeking ways to leverage its strong brand and to diversify its European offering. It recently launched the portal www.shellgeostar.com, a travel planning site for car trips within Europe.

        CHALLENGE: Shell wanted to further diversify its travel offering with a value-added product that would appeal to its large customer base.

        SOLUTION: We are in the process of providing Shell with a complete phone solution in two phases: first, an on-line Virtual Calling Card "powered by Deltathree" and accessible through a dedicated Web site through links on the various Shell Web sites, which allow travelers to make phone calls, roaming on a pan-European basis, at rates generally lower than calling rates within individual countries; and, second, an off-line global roaming card to be sold out of Shell retail stations across Europe offering the same features.

        STATUS: We expect the Shell Web site to be launched during the second quarter of 2001, and we will be providing the services and infrastructure, hosting the Web pages, providing e-commerce and fraud solutions, handling billing and rating, offering branded customer care 24 hours a day, seven days a week and Web-based MIS tools.

    NEXTCARD, INC.

        BACKGROUND:  NextCard is the largest on-line consumer credit company.

        CHALLENGE: NextCard wanted to leverage its strong on-line customer database to develop new revenue streams through a service that would be attractive to their user profile.

        SOLUTION: We provided NextCard with a complete private label phone solution, offering NextCard users PC-to-Phone and Phone-to-Phone calling, together with our full set of on-line tools, through account numbers matching their credit card numbers. We also provided NextCard with the efficiency tools to enable it to monitor and manage the services itself on-line.

        STATUS: We are providing the services and infrastructure, as well as account provisioning tools, billing and rating services and branded customer care 24 hours a day, seven days a week.

ICONNECTHERE

    We began marketing our on-line consumer offering under the iConnectHere brand name in September 2000 in connection with the formal roll-out of our Hosted Communications Solution. We decided to eliminate our free on-line service and to gradually move away from a business model focused on consumers with a high acquisition cost. We have positioned iConnectHere as a powerful showcase and test facility for our current and future products and services. iConnectHere demonstrates our products, services and hosting capabilities to other business customers and service providers. Through iConnectHere, an account holder can access PC-to-Phone, Phone-to-Phone, In Box and the full range of our back-end infrastructure and support. Although it has been less central to our business plan, iConnectHere continues to generate higher-margin revenue. More importantly, iConnectHere permits us to collect usage information on our products and services and enables us to provide our partners with key information and recommendations regarding implementation of our products and services.

    Through iConnectHere, consumer users can:

    - sign up for any of our services, including PC-to-Phone, In Box and Phone-to-Phone

    - download our software

    - recharge their accounts, either by entering their credit card information or authorizing automatic recharging

    - send a PC-to-phone call

    - retrieve and forward their voice mail, e-mail and faxes through their In
      Box

    - check real-time billing and usage information

    - communicate by e-mail with a customer service representative

    - view answers to frequently-asked questions

ICONNECTHERE MARKETING, ADVERTISING AND PROMOTIONAL PROGRAMS

    We have developed and will continue to develop diversified marketing, advertising and promotional programs to stimulate demand for our iConnectHere services. Our marketing, advertising and promotional programs include:

    ON-LINE AGENT COMMISSION PROGRAM. We have developed a Web-based agent program that allows for rapid agent enrollment and agent account maintenance. Agents may devise their own marketing programs, including Web-links, direct mail campaigns or co-branding of our services in select markets. Agents receive as commissions a percentage of revenue generated from end users who sign up for our services through the agent's Web site. We believe that providing our agents with easy, on-line access to these marketing tools helps us to maximize the number of agents selling our services while significantly reducing the resources needed to recruit agents.

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

    RESELLER PROGRAM. We offer individuals and businesses the opportunity to become resellers of our services through our reseller program. Resellers are able to purchase bulk iConnectHere account numbers at wholesale rates that they are then able to resell to private individuals as either Phone-to-Phone calling cards or PC-to-Phone accounts.

FUTURE PRODUCTS--BROADBAND PHONE

    The market for broadband services is projected to grow significantly over the next five years. Broadband access alone, however, is not a complete solution. As infrastructure pipes become commodities, maintaining margin and profitability on them is becoming increasingly difficult for service providers. We believe that broadband market success will be determined by the ability to layer high-margin enhanced services and applications over the infrastructure. Market leaders will need innovative, value-added solutions to maintain customers, reduce churn and grow their customer base.

    We have been developing a next-generation product under our Hosted Communications Solution called Broadband Phone that we believe will be one such service that broadband providers will seek. Broadband Phone will be a phone replacement solution available to business and consumer customers over the "last mile" through broadband connections via cable modem, DSL or fixed wireless. Broadband Phone will challenge the traditional PSTN and circuit switched networks with a full VoIP solution. With our high call quality and "always on" reliability and increased functionality provided by the high bandwidth access line, we will be able to offer our partners and their customers some of the most sophisticated VoIP solutions available in the market through a highly scalable, low-cost and easily implemented product. Broadband Phone is designed to take advantage of how people communicate, building on the current customer experience by allowing them to use their existing phone. In addition to offering traditional telecommunications capabilities, Broadband Phone will provide an In Box, Web functionality, integration with calendar and memo tools and integration between voice and data. The turnkey solution is delivered with our full back-end infrastructure, including customer service for end users, customer service for service providers, pricing information, billing and provisioning and fraud services. Additionally, Broadband Phone will be a technology-neutral solution, easily integrated (the device plugs directly into a PC or IP network) so as to allow the broadband provider to begin delivering our voice solution rapidly.

    We expect to offer Broadband Phone to the consumer and small office home office ("SOHO") markets through iConnectHere during the second quarter of 2001. Thereafter, we will offer a new version of Broadband Phone with added functionality and features to the SOHO market. In the final phase of the implementation, we will target small and medium enterprises with a fully scaled version of Broadband Phone that provides all of the functionality at a much lower cost and with much greater efficiencies of a traditional office phone system. We are working to add the power of legacy Class 5 switches into our network in this final implementation. This will enable single-user central management such as a virtual PBX (for example, where one extension of the virtual office network will be a Broadband Phone device located at home and connected by xDSL, the other extension will be a cellular phone connection and still another extension will be a hotel room connection where a customer has authenticated this location at our location servers).

OUR NETWORK

    In order to deliver hosted, unique VoIP services, we operate a privately-managed IP telephony network. By managing our network, we have the ability to regulate traffic volumes for its communications traffic and to directly control the quality of service from each originating point of presence ("POP") to the termination point. In addition, our network allows us to avoid the significant transmission delays associated with the Internet, which may impede delivery of high quality, reliable services to our users. Since the protocols used by the network are highly standard protocols, our IP network has a tight connection to the Internet, allowing us to use the Internet a backup facility. This unique situation, where our IP network is considered a high-quality extension of the Internet, allows our customers to enjoy best-of-breed functionality: high quality, low jitter and low connection delay, on the one hand, and a global reach and universal access, on the other hand.

    BACKBONE

    Our network is built around a redundant, high availability backbone that connects Los Angeles, New York and London. In each of these locations there are multiple interconnections or peering arrangements with Internet backbone providers. These points are strategically located to allow access from our network to and from the Internet with best performance. The backbone is based on Cisco routing equipment utilizing Hot Standby Routing Protocol. In order to achieve maximum redundancy, our network has several connections to the Internet. While operating as a private extension of the Internet, the backbone has a high level of security that isolates it from security threats found on the Internet.

    ORIGINATION ACCESS

    Access to our network is possible through several points. Users may access services through PSTN connections (toll free and Direct Inward Dialing) at 14 of our POPs (yet all of our termination POPs have the technical capability to originate as well). Carrier transmission access is aggregated through our switch in New York or through any one of our POPs directly. Native VoIP origination is, or will be, possible from the PC-to-Phone product, using our downloadable software client or using a Web browser, and Broadband Phone. These calls enter our network from the Internet through our interconnect points with the Internet. We carefully manage each originating port and utilize innovative capacity planning tools and techniques to provide the best, most cost effective service to customers.

    TERMINATION

    Our network can terminate calls through any of our POPs in 40 different countries. Termination decisions are based on a complex Least Cost Routing system which applies routing rules based on origination point, time of day, termination cost and other factors. These rules are constantly updated to ensure maximum economic and quality efficiency. Our network has termination facilities that enable us to interconnect with multiple carriers. This allows us to refile traffic to our own switch, giving us the ability to route calls to virtually anywhere in the world. Each termination port is carefully managed with innovative capacity planning tools and techniques to provide the best but most cost effective service to customers.

    NETWORK SERVICES

    Our network supports several application building services on the network level, including:

    PROGRAMMABLE INTERACTIVE VOICE RESPONSE (PIVR). Our network is capable of playing a configurable voice prompt to enable it to provide applications such as pre-paid calling cards. PIVR services are highly programmable and can be customized to fulfill a variety of customer needs. The configuration of the PIVR is controlled from a central location, enabling efficient management and faster maintenance in the event of malfunctions.

    REAL TIME AAA. We are able to authenticate, authorize and account (AAA) for inbound services through the network's real time radius protocol. Whether services are pre-paid or post-paid, the network will disconnect the call when the user's account balance runs out. These protocols interface with the billing system to rate the calls correctly and allow access to permitted services only. Authentication may be customized to utilize numbers, textual strings, credit card numbers and more.

    REPORTING TOOLS. All network services are accounted for in real time, generating Call Detail Records. These records are aggregated in real time to both the billing systems for rating and to the data warehouse (for accessibility by the marketing, financial, capacity planning and operational groups through a client or Web interface using advanced OLAP cubes).

    THE NETWORK OPERATIONS CENTER (NOC). Our NOC monitors and manages our network from a central location, seven days a week, 24 hours a day. The NOC monitors all aspects of our network, including the routers, databases, switches, leased lines, Internet connections, gatekeepers and gateways, to ensure that they are functioning at optimal levels. In the event of a failure of any of these network components, NOC personnel are provided with a real time, systems-generated notification via an instant messaging system consisting of pagers, cellular phones, screen pop-ups and e-mail, which identifies the malfunction so that proper measures can be taken to restore service in a timely fashion. Our NOC utilizes a combination of proprietary and leading industry technologies including Hewlett-Packard Open View software and Ericcson IPT management console, as well as unique applications developed by us. The NOC serves all of the different parts of our operations environment, including network nodes, Web servers and specific applications.

    CUSTOMER CARE. Our services are supported by our on-line interactive customer service and billing center, which enables an end user to set up an account, receive an account number and a PIN, pay by credit card for services, find answers to frequently asked questions and contact customer service representatives. Once a user has established an account, the user can prepay for additional usage by credit card as well as access real-time detailed information such as call logs and transaction records. Through the on-line billing system, a user can personalize the billing information to select the data most relevant to them. This on-line interactive customer service and billing center is supported by a human customer care contact center that provides voice and e-mail support to the customers.

PROPRIETARY RIGHTS

    We rely or expect to be able to rely on patent, trademark and trade secret laws, confidentiality agreements and other contractual arrangements with our employees, strategic partners and others to protect our proprietary rights.

    We have a registered trademark for "deltathree-TM-" in the United States. In addition, we have submitted trademark applications in the United States for the names "deltathree, the IP Communications Network-TM-" and "iConnectHere-TM-". These applications may not result in any trademarks being issued and, if issued, these trademarks may not provide adequate protection against competitive technology and may not be held valid and enforceable if challenged. We do not own any registered copyrights.

    To further safeguard our intellectual property, we have a policy that requires our employees to execute confidentiality and technology ownership agreements when they begin their relationships with us. For a discussion of recent litigation, see "Legal Proceedings."

REGULATORY ENVIRONMENT

    REGULATION OF IP TELEPHONY

    The use of the Internet and private IP networks to provide telephone service is a recent market development. While the provision of voice communications services over the Internet and private IP networks is currently permitted under United States law, some foreign countries have laws or regulations that may prohibit voice communications over the Internet or using private IP networks. Increased regulation of the Internet may slow its growth, particularly if many countries impose restrictive regulations. Increased regulation of the Internet and/or IP telephony providers or the prohibition of Internet and IP telephony in one or more countries, more aggressive enforcement of existing regulations in such countries or our failure or the failure of our network partners to comply with applicable regulations could materially adversely affect our business, financial condition, operating results and future prospects.

    UNITED STATES. Based on information users provide to us when they sign up to use our services, we estimate that approximately 55% of our IP communications services are provided to carriers or users in the United States. We believe that, under United States law, based on specific regulatory classifications and recent regulatory decisions, the IP communications services that we provide constitute information services (as opposed to regulated telecommunications services). As such, our services are not currently regulated by the Federal Communications Commission (FCC) or state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of our operations may be subject to state or federal regulation, including regulation governing universal service funding, payment of access charges, disclosure of confidential communications and tax issues. However, we cannot assure you that our services will not be regulated in the future. Several efforts have been made in the United States to enact federal legislation that would either regulate or exempt from regulation communications services provided over the Internet.

    In addition, the FCC is currently considering whether to impose various types of charges or other common carrier regulations upon some providers of Internet and IP telephony, primarily those which provide Internet and IP telephony services to end users located within the United States. Although the FCC decided that information service providers, including Internet and IP telephony providers, are not telecommunications carriers, various companies have challenged that decision. Congressional dissatisfaction with the FCC's conclusions could result in requirements that the FCC impose greater or lesser regulation. The FCC has indicated that it would examine the question of whether certain forms of phone-to-phone IP telephony are information services or telecommunications services. The two are treated differently in several respects, with certain information services being more lightly regulated and not subject to access charges or universal service contribution obligations. The FCC stated that as of April 1998 it did not have an adequate record on which to make a definitive ruling, but that the record suggested that certain forms of phone-to-phone IP telephony appear to have the same functionality as non-IP telecommunications services and lack the characteristics that would render them information services.

    If the FCC were to determine that certain services are subject to FCC regulations as telecommunications services, the FCC might require providers of Internet and IP telephony services to be subject to traditional common carrier regulation, make universal service contributions, and/or pay access charges. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation which would apply to Internet and IP telephony providers.

    State regulatory authorities may also retain jurisdiction to regulate the provision of intrastate Internet and IP telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such services and Colorado's Public Utilities Commission has ruled that the use of the Internet to provide certain intrastate services does not exempt a carrier from paying intrastate access charges. Others could initiate proceedings to regulate or require access charges on IP telephony.

    INTERNATIONAL. The regulatory treatment of Internet and IP telephony outside of the United States varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony may also prohibit Internet and IP telephony. Other countries permit but regulate Internet and IP telephony. Some countries will evaluate proposed Internet and IP telephony service on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. Finally, in many countries, Internet and IP telephony has not yet been addressed by legislation or regulatory action. A 2000 survey conducted by the International Telecommunications Union (ITU) found that 63 of the 128 respondent countries had prohibitions against the provision of voice telephony services over the Internet, while a further 33 countries either lacked specific regulation or did not respond to the survey. Survey respondents that indicated that they prohibit IP telephony include Israel, Mexico and a number of Eastern European countries, but are primarily concentrated in Asia and Africa. Respondent countries in Western Europe and North America (other than Mexico) did not indicate that they prohibited IP telephony.

    With respect to the European Union, we believe that our services fall outside the classification of regulated voice telephony services. The current European Union regulatory regime distinguishes between voice telephony services and other telecommunications services. In January, 1998, the Commission concluded that IP telephony did not currently meet the definition of "voice telephony" subject to member state's regulation. However, the Commission noted that its conclusion that IP telephony cannot be considered voice telephony may not apply to particular forms of service provisions where, for example, an IP telephony service is marketed as an alternative form of voice telephony service, users can dial out to any telephone number, and the provider guarantees the quality of the IP voice service by bandwidth reservation and claims that the quality of the IP voice service is the same as traditional voice telephony service. The Commission stated that it would continue to review its conclusion that IP telephony does not constitute "voice telephony" in light of technological and market developments. The Commission in June 2000 tentatively concluded that IP Telephony continued to not meet the "voice telephony" definition but it is continuing to examine this classification.

    In November, 1999, the Commission stated that, "[a]ssuming that over time the voice over the Internet service meets the key criteria for classification as voice telephony" it would be regulated like other voice telephony services and covered by general authorizations. As noted by the Commission, a determination that IP telephony constitutes "voice telephony" may trigger significant regulatory consequences with respect to, among other things, licensing requirements and contributions to universal service funding. The Commission has announced that it is drafting a report on regulating the quality of voice telephony services and related consumer protection issues and another report discussing the new Internet telecommunications services and their impact on the European Union's regulatory and policy framework. In addition, the Commission is in the process of revising its directives for telecommunications regulation and could adopt directives that apply to services regardless of the technology used by the provider. We cannot predict what the content of such reports will be, or what impact, if any, they may have on our business.

    Based on the Commission's current position, we believe that providers of IP telephony should be subjected to no more than a general authorization or declaration requirement by the European Union Member States. The Member States of the European Union are: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom. However, we cannot assure you that more stringent regulatory requirements will not be imposed by individual Member States, since the Commission's Notice is not binding on the Member States. The Member States therefore are not obligated to reach the same conclusions as the Commission on this subject so long as they adhere to the definition of "voice telephony" in the Services Directive. We cannot assure you that the services provided over our network will not be deemed voice telephony subject to heightened regulation by one or more EU Member States.

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

    OTHER REGULATION AFFECTING THE INTERNET

    UNITED STATES. Congress has recently adopted legislation that regulates certain aspects of the Internet, including on-line content, user privacy and taxation. For example, the Internet Tax Freedom Act prohibits certain taxes on Internet uses through October 21, 2001. We cannot predict whether substantial new taxes will be imposed on our services after that date. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress is, for example, currently considering legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud and privacy. Various states have adopted and are considering Internet-related legislation.

    INTERNATIONAL. The European Union has also enacted several directives relating to the Internet. The European Union has, for example, adopted a directive on data protection that imposes restrictions on the processing of personal data that are more restrictive than current United States privacy standards. Under the directive, personal data may not be collected, processed or transferred outside the European Union unless certain specified conditions are met. In addition, persons whose personal data is processed within the European Union are guaranteed a number of rights, including the right to access and obtain information about their data, the right to have inaccurate data rectified, the right to object to the processing of their data for direct marketing purposes and in certain other circumstances, and rights of legal recourse in the event of unlawful processing. The Directive will affect all companies that process personal data in, or receive personal data processed in, the European Union, and may affect companies that collect or transmit information over the Internet from individuals in the European Union Member States. In particular, companies with establishments in the European Union may not be permitted to transfer personal data to countries that do not maintain adequate levels of data protection.

    In addition, the European Union has adopted a separate, complementary directive that pertains to privacy and the processing of personal data in the telecommunications sector. This directive establishes certain requirements with respect to, among other things, the processing and retention of subscriber traffic and billing data, subscriber rights to non-itemized bills, and the presentation and restriction of calling and connected line identification. In addition, a number of European countries outside the European Union have adopted, or are in the process of adopting, rules similar to those set forth in the European Union directives. Although we do not engage in the collection of data for purposes other than routing calls and billing for our services, the data protection directives are quite broad and the European Union privacy standards are stringent. Accordingly, the potential effect of these data protection rules on the development of our business is uncertain.

COMPETITION

    We compete primarily in the market for enhanced IP communications services. This market is highly competitive and has numerous service providers.

    The market for enhanced Internet and IP communications services is new and rapidly evolving. We believe that the primary competitive factors determining our success, including our Hosted Communications Solution, in the Internet and IP communications market are:

    - quality of service

    - the ability to meet and anticipate customer needs through multiple service offerings

    - responsive customer care services

    - price

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

    IP TELEPHONY PROVIDERS. Many companies provide, or are planning to provide, certain portions of the complete communications solution we offer, including Net2Phone, iBasis, Inc. and ITXC Corp.

    TRADITIONAL TELECOMMUNICATIONS CARRIERS. Several traditional telecommunications companies, including industry leaders such as AT&T, Sprint, Deutsche Telekom, MCI WorldCom and Qwest Communications International, have recently announced their intention to offer enhanced Internet and IP communications services in both the United States and internationally. All of these competitors are significantly larger than we are and have:

    - substantially greater financial, technical and marketing resources

    - larger networks

    - a broader portfolio of services

    - stronger name recognition and customer loyalty

    - well-established relationships with many of our target customers

    - an existing user base to which they can cross-sell their services

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

EMPLOYEES

    As of December 31, 2000, we employed 162 full-time and 58 part-time employees, of which 153 were located in Israel, 51 were located in New York and 16 were located in the United Kingdom. We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

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

ITEM 2. PROPERTIES

    We maintain our executive offices at 75 Broad Street, New York, New York under a lease with an annual rent of approximately $398,000, increasing annually to $530,000 during the final year of the lease. The lease term extends until December 2009, with an option to extend the lease for an additional five years. During February 2000, we signed an addendum to the lease pursuant to which an additional floor will be leased, with the same terms, for an additional cost of $254,000, increasing to $342,000 during the final year of the lease.

    We lease a 1,440 square meter office, which houses our research and development facilities, at the Jerusalem Technology Park, Jerusalem, Israel. The term of this lease extends until January 31, 2003, with an option to extend the lease for an additional five-year period. We pay annual rent of approximately $292,000 plus Israeli value-added tax. We sublease a portion of our facility to third parties.

    Under a services agreement with RSL COM, we share space for employees and equipment at eight locations with RSL COM, including our office in London, England. The services agreement expires September 3, 2004 with automatic extensions for additional one-year terms unless terminated by one of the parties upon 30 days notice prior to the end of the term.

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

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Our common stock has traded on the Nasdaq National Market under the symbol "DDDC" since November 22, 1999. The following table sets forth the per share range of high and low closing sales prices of our common stock for the periods indicated:

                                                                 HIGH           LOW
                                                                  ($)           ($)
                                                              -----------   -----------
YEAR ENDED DECEMBER 31, 2000
  First quarter.............................................  62 3/8        18
  Second quarter............................................  21 3/8        5 3/4
  Third quarter.............................................  15            3 9/16
  Fourth quarter............................................  5 7/16        1 3/16
YEAR ENDED DECEMBER 31, 2001
  First quarter (through March 22, 2001)....................  3 1/2         1 1/32

    On March 22, 2001, the last reported sale price for our common stock on the Nasdaq National Market was $1.25 per share. The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors.

HOLDERS

    As of March 22, 2001, we had approximately 64 holders of record of our common stock. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

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

RECENT SALES OF UNREGISTERED SECURITIES

    Pursuant to an Agreement and Plan of Merger dated March 31, 1998, our predecessor company, Delta Three, Inc. ("Old Delta Three"), was merged into RSL Acquisition Corp., a wholly-owned subsidiary of RSL COM, the name of which new entity was changed to Delta Three, Inc. Old Delta Three ceased to exist upon consummation of the merger. Shareholders of Old Delta Three, other than RSL COM, received cash and shares of RSL COM in exchange for their shares of Old Delta Three. As of the consummation of the merger, RSL COM was the only shareholder of Delta Three, Inc. and was issued 18,061,156 shares of common stock. Subsequent to the merger, RSL COM exercised all the warrants and convertible notes held by it in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

    Pursuant to a stock and warrant purchase agreement, on October 18, 1999, we issued to Yahoo! Inc. 125,275 shares of common stock and a warrant to purchase 125,275 shares of common stock with an exercise price of $7.98 per share for $1,000,000, in a transaction exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof.

    Pursuant to a stock and warrant purchase agreement, on October 20, 1999, we issued to CNET Investments, Inc. 1,085,943 shares of common stock and warrants to purchase 466,028 shares of common stock at an exercise price of $19.31 per share for $10,999,994.76 in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

    In connection with our initial public offering consummated on November 29, 1999, shares of common stock outstanding prior to the offering were converted into shares of Class B common stock. This conversion was effected without registration under the Securities Act in reliance on Section 3(a)(9) of the Securities Act on a one-for-one basis.

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

    For the year ended December 31, 2000, we used approximately $21 million of the net proceeds for sales, marketing and promotional activities, $14 million for capital expenditures and $4 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

ITEM 6. SELECTED FINANCIAL DATA

    We derived the selected consolidated financial data presented below from our consolidated financial statements and related notes included in this annual report. You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Brightman Almagor & Co., a member firm of Deloitte Touche, independent certified public accountants, audited our historical financial statements for the period June 1996 (inception) through December 31, 1996 and as of and for the years ended December 31, 1997, 1998, 1999 and 2000. Their report appears elsewhere in this annual report. The selected balance sheet data as of December 31, 1996 is derived from an audited financial statement not included in this annual report.

                                            PERIOD FROM
                                            JUNE 1996 TO
                                            (INCEPTION)             YEAR ENDED DECEMBER 31,
                                            DECEMBER 31,   -----------------------------------------
                                                1996         1997       1998       1999       2000
                                            ------------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Affiliates..............................     $   --      $   468    $  3,896   $  7,431   $ 13,977
  Non-affiliates..........................          1          778       1,742      3,621     16,399
                                               ------      -------    --------   --------   --------
Total revenues............................          1        1,246       5,638     11,052     30,376
Costs and operating expenses:
  Cost of revenues, net...................         --         (892)     (4,459)    (9,723)   (24,932)
  Research and development expenses,
    net...................................         --         (294)       (650)    (1,233)    (6,625)
  Selling and marketing expenses..........         --         (632)     (2,431)    (7,403)   (20,548)
  General and administrative expenses
    (exclusive of non-cash compensation
    expense)..............................       (179)      (1,388)     (1,842)    (2,754)    (6,694)
  Non-cash compensation expense...........         --           --        (743)   (19,116)    (6,331)
  Depreciation and amortization...........         --         (370)     (2,671)    (3,721)    (7,919)
  Impairment of goodwill..................         --           --          --         --     (8,905)
                                               ------      -------    --------   --------   --------
Total costs and operating expenses........       (179)      (3,576)    (12,796)   (43,950)   (81,954)
                                               ------      -------    --------   --------   --------
Loss from operations......................       (178)      (2,330)     (7,158)   (32,898)   (51,578)
Interest income (expense), net............         --          (37)       (186)      (873)     3,632
Minority interest.........................         --           --         223         --         --
Income taxes..............................         --           --          --         --       (311)
Net loss..................................     $ (178)     $(2,367)   $ (7,121)  $(33,771)  $(48,257)
                                               ======      =======    ========   ========   ========
Net loss per share -- basic and diluted...     $(0.03)     $ (0.19)   $  (0.37)  $  (1.65)  $  (1.67)
                                               ======      =======    ========   ========   ========
Weighted average shares outstanding --
  basic and diluted.......................      6,420       12,390      19,254     20,418     28,833

                                                           YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                               1996        1997       1998       1999       2000
                                            ----------   --------   --------   --------   --------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.................    $  130     $ 3,196    $  1,357   $ 89,957   $ 20,857
Working capital (deficiency)..............        70       2,763      (3,232)    82,942     43,538
Total assets..............................       396       8,403      25,676    126,832     86,169
Long-term debt due to affiliates..........       344          --       5,107         --         --
Total stockholder's equity (deficiency)...       (30)      6,272      12,370    102,580     72,479

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this annual report.

OVERVIEW

    We are a premier global provider of integrated Voice over Internet Protocol
(VoIP) telephony services. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol (IP) telephony services. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. Our business currently includes the transmission of voice and data traffic for communications carriers, the provision of enhanced Web-based and other communications services to individual consumers and the provision of a total "Hosted Communications Solution" that enables corporate customers and service providers to offer private label telecommunications to their customer bases.

    Prior to 1999, our focus was to build a privately-managed, global network utilizing IP technology. Our business primarily consisted of carrying and transmitting traffic for communications carriers over our network. Beginning in 1999, we began to diversify our offerings by layering enhanced IP telephony services over our network. These enhanced services were targeted at consumers and were primarily accessible through our consumer Web site. During 2000, we began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases.

REVENUES

    Revenues are derived from affiliates and non-affiliates. Revenues from affiliates consist of revenues received from RSL COM for carrier transmission and calling card services we provide to RSL COM. The majority of the services we provide to RSL COM are resold by RSL COM to other communications companies, and the remainder are used directly by RSL COM's customers. Revenues from non-affiliates consist of revenues from carriers other than RSL COM for carrier transmission services, and revenues from end-users of our enhanced IP communications services, including PC-to-Phone and Phone-to-Phone, which are generated by our both our consumer offering, iConnectHere, and our Hosted Communications Solution. All revenues are recognized as the services are performed.

    Carrier transmission services to RSL COM accounted for 16.1% of our total revenues in 2000 and 46.7% of our total revenues in 1999. Carrier transmission services to non-affiliates accounted for 9.2% of our total revenues in 2000 and 12.7% of our total revenues in 1999. The provision of enhanced IP communications services through iConnectHere accounted for 18.3% of our total revenues in 2000 and 18.4% in 1999, while the provision of enhanced IP communications services through our Hosted Communications Solution sales efforts, accounted for 26.5% of our total revenues in 2000 and 0% in 1999.

COSTS AND OPERATING EXPENSES

    Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expense, depreciation and amortization of goodwill, non-cash stock compensation and impairment of goodwill related expenses.

    - Cost of revenues consist primarily of access, termination and transmission costs paid to carriers that we incur when providing services and fixed costs associated with leased transmission lines. The term of our contracts for leased transmission lines is generally one year and either party can terminate with prior notice. We incurred extraordinary costs of approximately $1.6 million in 1998 and $1.4 million in 1999 in integrating the hardware and software purchased from Ericsson into our network. To compensate us for our costs, Ericsson agreed to offset our payable to them for network telecommunications equipment that we previously purchased from them with a fair market value of $3 million, representing Ericsson's reimbursement of costs incurred by us. As a result we classified this payable as deferred revenues and costs, which we recognize as an offset to cost of revenues and research and development expenses as they are incurred.

    - Research and development expenses consist primarily of costs associated with establishing our network and the initial testing of our services and compensation expenses of software developers involved in new product development and software maintenance. In the future, these expenses may fluctuate as a percentage of revenue depending on the project undertaken during the reporting period. Since our inception, we have expensed all research and development costs in each of the periods in which they were incurred.

    - Selling and marketing expenses consist primarily of advertising and promotional expenses incurred to attract potential consumer users of iConnectHere, and expenses associated with our direct sales force incurred to attract potential business customers and service providers for our Hosted Communications Solution. We expect to decrease our overall selling and marketing expenses as we focus our attention on growing the percentage of sales related to our Hosted Communications Solution. We anticipate that as we add new paid users we will be able to spread these costs over a larger revenue base and accordingly improve our operating margins.

    - General and administrative expenses consist primarily of compensation and benefits for management, finance and administrative personnel, occupancy costs and legal and accounting fees, as well as the expenses associated with being a public company, including costs of directors' and officers' insurance.

    - Amortization of goodwill consists of amortization of the goodwill related to the purchase by RSL COM of all of the outstanding shares of our capital stock, as well as the amortization of the goodwill related to our purchase of YourDay.com, Inc. in February 2000. In July 1997, we issued shares representing 51% of our outstanding share capital to RSL COM for $5 million. No goodwill was recorded as a result of this issuance. However, as a result of acquiring a controlling interest in us, RSL COM recorded goodwill in the amount of $450,000, representing our net liabilities. RSL COM then proceeded to offer to purchase from our stockholders all of our outstanding shares it did not already own. By April 1998, RSL COM had paid approximately $14.7 million in cash and securities for the remaining 49% of our shares that it did not own and RSL COM recorded goodwill in the amount of $14.7 million. As a result of these transactions, RSL COM "pushed down" a total of approximately
      $15.2 million of goodwill to our financial statements, accounted for in our financial statements as an increase in both goodwill and additional paid-in capital of approximately $15.2 million in the aggregate. The goodwill is being amortized over a five-year period. The amortization of this goodwill has been reflected as a charge to operations beginning in 1997. We have recorded amortization expense of approximately $8.7 million through December 31, 2000. The future amortization of the unamortized goodwill balance will result in charges of approximately $3.0 million in 2001, $3.0 million in 2002 and $460,000 in 2003.

    - Impairment of goodwill is a one-time expense resulting from our determination that events or changes in circumstances have occurred that impact the net carrying amount of goodwill on our financial statements. During the fourth quarter of 2000, we decided to deemphasize our consumer offering, iConnectHere, and focus our efforts on generating revenues primarily through sales of our Hosted Communications Solution. As a result, the technology we acquired through our acquisition of YourDay.com, Inc. was not incorporated into iConnectHere as originally planned. Accordingly, we determined that a full write-off of approximately $8.9 million was required in accordance with generally accepted accounting principles.

    We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2000. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

DEFERRED COMPENSATION CHARGE

    We recognized approximately $24.3 million of deferred compensation charges in 1999 related to non-cash compensation expense due to the issuance of 2,198,025 shares of our common stock to our employees granted with exercise prices below the fair market value in periods prior to December 31, 1999. We recorded an additional approximately $4.4 million of deferred compensation charges in connection with our sale of common stock and warrants to both
Yahoo!, Inc. and CNET Investments, Inc. The deferred compensation charge represents the difference between each of the purchase prices of the common stock and the exercise price of the warrants as compared to the fair value of the common stock at the date of sale. We began amortizing this deferred compensation charge during the fourth quarter of 1999. The deferred compensation charge is being amortized over a twelve-month period for Yahoo! and a twenty-four month period for CNET.

    We recognized $6.3 million in non-cash compensation expense in 2000, and we will recognize an additional $2.6 million during the period January 1, 2001 through May 31, 2002.

RESULTS OF OPERATIONS

    The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1998          1999          2000
                                                                  --------      --------      --------
Revenues:
  Affiliates................................................         69.1%         67.2%         46.0%
  Non-affiliates............................................         30.9          32.8          54.0
                                                                   ------        ------        ------
    Total revenues..........................................        100.0         100.0         100.0
Costs and operating expenses:
  Cost of revenues, net.....................................         79.1          88.0          82.1
  Research and development expenses, net....................         11.5          11.2          21.8
  Selling and marketing expenses............................         43.1          67.0          67.6
  General and administrative expenses (exclusive of non-cash
    compensation expense)...................................         32.7          24.9          22.0
  Non-cash compensation expense.............................         13.2         173.0          20.8
  Depreciation and amortization.............................         47.4          33.7          26.1
  Impairment of goodwill....................................           --            --          29.3
                                                                   ------        ------        ------
    Total costs and operating expenses......................        227.0         397.6         269.8
                                                                   ------        ------        ------
Loss from operations........................................       (127.0)       (297.6)       (169.8)
Interest income (expense), net..............................         (3.3)         (7.9)         12.0
Minority interests..........................................          4.0            --            --
Income taxes................................................           --            --           1.0
                                                                   ------        ------        ------
                                                                   (126.3)%      (305.5)%      (158.9)%
                                                                   ======        ======        ======

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

    AFFILIATES. Revenues from affiliates were $14.0 million for the year ended December 31, 2000 compared to $7.4 million for the year ended December 31, 1999, an increase of $6.6 million or 88.1%. The increase in revenues from affiliates was due to an increase in sales of calling card products through our affiliate, RSL COM USA, and an increase in sales to RSL COM due to increased demand for our carrier transmission services, partially offset by decreases in prices.

    NON-AFFILIATES. Revenues from non-affiliates were $16.4 million for the year ended December 31, 2000 compared to $3.6 million for the year ended December 31, 1999, an increase of $12.8 million or 352.9%. Revenues from carrier transmission services for telecommunications carriers other than RSL COM were $2.8 million for the year ended December 31, 2000 compared to $1.4 million for the year ended December 31, 1999, an increase of $1.4 million. The increase was due primarily to an increased demand from a larger customer base. Revenues from enhanced IP communications services (including our Hosted Communications Solution) were $13.6 million for the year ended December 31, 2000 compared to $2.0 million for the year ended December 31, 1999, an increase of $11.6 million or 473.8%. The increase in revenues from enhanced IP communications services was due to integration and other service fees received from partners in our Hosted Communications Solution as well as a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base.

    Revenues from carrier transmission services to RSL COM and other telecommunications carriers accounted for 25.3% and 59.8% of revenues for the years ended December 31, 2000 and December 31, 1999, respectively. As revenues from our enhanced IP communication services continue to grow as a percentage of total revenue, we expect that our revenues from carrier transmission services will continue to account for a declining percentage of our revenues. Other than RSL COM, no other customer accounted for greater than 10% of our revenues during these periods.

COSTS AND OPERATING EXPENSES

    COST OF REVENUES. Cost of revenues were $24.9 million for the year ended December 31, 2000 compared to $9.7 million for the year ended December 31, 1999, an increase of $15.2 million or 156.4%. The increase in cost of revenues was due primarily to an increase in the costs associated with the increase in the amount of traffic being terminated over our network.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $6.6 million for the year ended December 31, 2000 compared to $1.2 million for the year ended December 31, 1999, an increase of $5.4 million or 437.3%. The increase in research and development expenses was due to greater costs incurred in hiring personnel to develop several new services and enhancements to our existing services.

    SELLING AND MARKETING EXPENSES.  Selling and marketing expenses were
$20.6 million for the year ended December 31, 2000 compared to $7.4 million for the year ended December 31, 1999, an increase of $13.2 million or 177.6%. The increase in selling and marketing expenses was due to the expansion of our marketing and promotional activities during the first half of 2000 and an increase in our direct sales activities during the second half of 2000.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $6.7 million for the year ended December 31, 2000 compared to $2.8 million for the year ended December 31, 1999, an increase of $3.9 million or 143.1%. The increase in general and administrative expenses was primarily due to additional personnel and increased occupancy costs.

    NON-CASH COMPENSATION EXPENSES.  Non-cash compensation expenses were
$6.3 million for the year ended December 31, 2000 compared to $19.1 million for the year ended December 31, 1999, a decrease of $12.8 million. The decrease in non-cash compensation expenses was due to the completed amortization of costs incurred during 1997. Remaining amortization of costs related to the 1998 and 1999 grants of employee stock options and warrants to Yahoo! and CNET below the then fair market value will continue to be reflected in future financial statements.

    DEPRECIATION AND AMORTIZATION OF GOODWILL. Depreciation and amortization of goodwill was $7.9 million for year ended December 31, 2000 compared to $3.7 million for the year ended December 31, 1999, an increase of $4.2 million or 112.8%. The increase in depreciation and amortization of goodwill was due to the continued increase in our fixed assets and the acquisition of YourDay.com, Inc. during the first quarter of 2000.

    IMPAIRMENT OF GOODWILL. We incurred a one-time expense of $8.9 million for the year ended December 31, 2000 related to the impairment of goodwill. This one-time charge was due to the write-off of goodwill associated with the technology acquired through our acquisition of Yourday.com, which was not incorporated into iConnectHere as originally anticipated.

LOSS FROM OPERATIONS

    Loss from operations was $51.6 million for the year ended December 31, 2000 compared to approximately $32.9 million for the year ended December 31, 1999, an increase of $18.7 million or 56.8%. The increase in loss from operations was due primarily to the increase in costs and operating expenses, including non-cash compensation expenses, sales and marketing expenses, and a one-time expense for goodwill impairment, as well as a decrease in prices we charged for carrier transmission services. We expect to continue to incur losses for the foreseeable future.

INTEREST (EXPENSE) INCOME, NET

    Interest income was $3.6 million for the year ended December 31, 2000 compared to an interest expense of $0.9 million for the year ended December 31, 1999, an increase of $4.5 million or 515.5%. The increase in interest income was primarily due to interest earned on the remaining proceeds from our initial public offering, less the interest expense we incurred in connection with our borrowings from RSL COM, which were repaid in November 2000.

INCOME TAXES, NET

    We paid income taxes, net of $0.3 million for the year ended December 31, 2000 compared to no income taxes for the year ended December 31, 1999.

NET LOSS

    Net loss was approximately $48.3 million for the year ended December 31, 2000 compared to $33.8 million for the year ended December 31, 1999, an increase of $14.5 million or 42.9%. The increase in net loss was due to the foregoing factors.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

    AFFILIATES. Revenues from affiliates were $7.4 million for the year ended December 31, 1999 compared to $3.9 million for the year ended December 31, 1998, an increase of $3.5 million or 89.7%. The increase in revenues from affiliates was due to an increase in sales of our services by RSL COM to its customers. The increase in sales by RSL COM was due to the growth in our network resulting in our ability to provide additional capacity to RSL COM as well as to the quality of services that we provide.

    NON-AFFILIATES. Revenues from non-affiliates were $3.6 million for the year ended December 31, 1999 compared to $1.7 million for the year ended
December 31, 1998, an increase of $1.9 million or 111.8%. Revenues from carrier transmission services for telecommunications carriers other than RSL COM were $1.4 million for the year ended December 31, 1999 compared to $0.3 million for the year ended December 31, 1998, an increase of $1.1 million. The increase was due primarily to an increased demand from a larger customer base. Revenues from IP communications services were $2.0 million for the year ended December 31, 1999 compared to $1.2 million for the year ended December 31, 1998, an increase of $0.8 million or 66.7%. The increase in revenues from IP communications services was due to a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base.

    Revenues from carrier transmission services to RSL COM and other telecommunications carriers accounted for 71.7% and 59.8% of revenues for the years ended December 31, 1998 and December 31, 1999, respectively. Other than RSL COM, no other customer accounted for greater than 5% of our revenues during these periods.

COSTS AND OPERATING EXPENSES

    COST OF REVENUES. Cost of revenues were $9.7 million for the year ended December 31, 1999 compared to $4.5 million for the year ended December 31, 1998. For the year ended December 31, 1999, we recognized $0.3 million compared to $0.7 million for the year ended December 31, 1998 as the reimbursement of certain costs from Ericsson, our primary equipment vendor. Such reimbursement reduced our cost of revenues during both periods. Excluding this reimbursement, cost of revenues would have been $10.0 million for the year ended December 31, 1999 compared to $5.2 million for the year ended December 31, 1998, an increase of $4.8 million or 92.3%. The increase in cost of revenues (excluding the reimbursement) was due primarily to increased costs associated with the significant increase in carrier transmission services. During 1998, due to difficulties in integrating the hardware and software purchased from Ericsson into our network, we incurred significant costs and anticipate that we will incur additional costs through the end of 1999. To compensate us for our costs, Ericsson agreed to provide us at no cost with network telecommunications equipment with a fair market value of $3.0 million, representing Ericsson's participation in such research and development costs, which we recognize as an offset to cost of revenues and research and development expenses.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.2 million for the year ended December 31, 1999 compared to $0.7 million for the year ended December 31, 1998. For the year ended December 31, 1999, we recognized reimbursement from Ericsson for expenses we incurred in research and development of $1.1 million compared to $0.9 million for the year ended December 31, 1998. Excluding this reimbursement, research and development costs would have been $2.3 million for the year ended December 31, 1999 compared to $1.6 million for the year ended December 31, 1998, an increase of $0.7 million or 43.8%. The increase in research and development expenses (excluding the reimbursement) was due to greater costs incurred in hiring personnel to develop several new services and enhancements to our existing services.

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

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses (exclusive of non-cash compensation expenses) were $2.8 million for the year ended December 31, 1999 compared to $1.8 million for the year ended
December 31, 1998, an increase of $1.0 million or 55.6%. The increase in general and administrative expenses was primarily due to additional personnel and increased occupancy costs.

    NON-CASH COMPENSATION EXPENSES.  Non-cash compensation expenses were
$19.1 million for the year ended December 31, 1999 compared to $0.7 million for the year ended December 31, 1998, an increase of $18.4 million. The increase in non-cash compensation expenses was due to the recognition of compensation expense for grants of employee stock options and RSL COM restricted units held by our employees that were converted into shares of our common stock or options to purchase our common stock and the issuance of shares and warrants to both Yahoo! and CNET

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization was
$3.7 million for year ended December 31, 1999 compared to $2.7 million for the year ended December 31, 1998, an increase of $1.0 million or 37.0%. The increase in amortization was due to an increase in goodwill that grew significantly during 1998 as a result of RSL COM acquiring the remaining outstanding shares of our company.

LOSS FROM OPERATIONS

    Loss from operations was $32.9 million for the year ended December 31, 1999 compared to approximately $7.2 million for the year ended December 31, 1998, an increase of $25.7 million or 356.9%. The increase in loss from operations was due to the increase in costs and operating expenses and to a decrease in prices we charged for carrier transmission services.

INTEREST EXPENSE, NET

    Interest expense, net was $0.9 million for the year ended December 31, 1999 compared to $0.2 million for the year ended December 31, 1998, an increase of $0.7 million or 368.9%. The increase in interest expense was due to greater borrowings from RSL COM to finance our working capital and capital expenditure requirements.

NET LOSS

    Net loss was approximately $33.8 million for the year ended December 31, 1999 compared to $7.1 million for the year ended December 31, 1998, an increase of $26.7 million or 376%. The increase in net loss was due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations. As of December 31, 2000, we had an accumulated deficit of approximately
$91.7 million. We anticipate that we will continue to incur operating and net losses as we implement our growth strategy.

    As of December 31, 2000, we had cash and cash equivalents of approximately $20.9 million, marketable securities and other short-term investments of approximately $30.5 million and working capital of approximately $44.0 million. We generated negative cash flow from operating activities of approximately $23.4 million during the year ended December 31, 2000 compared with negative cash flow from operating activities of $9.8 million during the year ended December 31, 1999. Accounts receivable were approximately $3.3 million and $0.9 million at December 31, 2000 and December 31, 1999, respectively. Accounts receivable and accounts payable have increased from period to period as our business has grown.

    Our capital expenditures increased from approximately $2.8 million in the year ended December 31, 199 compared to approximately $13.6 million in the year ended December 30, 2000, as we expanded our domestic and international network infrastructure.

    We registered 6,900,000 shares of our Class A Common Stock on a Form S-1 registration statement, which became effective on November 22, 1999. We received net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $96,255,000 from the sale of 6,900,000 shares at the initial public offering price of $15.00 per share on November 29, 1999.

    We believe that our available cash and cash equivalents will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming our business plan is implemented successfully. Thereafter, we may be required to raise additional funds. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. In addition, the indentures governing outstanding indebtedness of RSL COM restrict our ability to incur indebtedness. We also have agreed with RSL COM not to incur any debt (other than intercompany debt) without its written consent so long as we are a restricted subsidiary of RSL COM. In March 2001, RSL COM and certain of its subsidiaries commenced insolvency proceedings, and other RSL COM subsidiaries filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The effect of the outcome of these proceedings on RSL COM's and our obligations under the indentures remains uncertain. Those limitations may require us to resort to other sources of funding, such as the issuance of equity and we cannot assure you that any third party will be willing or able to provide additional capital on favorable terms or at all.

RISK FACTORS

    In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

RISKS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE OUR LOSSES WILL CONTINUE

    We have incurred significant losses since inception, and we expect to continue to incur significant losses for the foreseeable future. We reported a net loss of approximately $48.3 million in 2000, and a net loss of approximately $33.8 million in 1999. As of December 31, 2000, our accumulated deficit was approximately $91.7 million. As a percentage of revenues, our net loss was 158.9% in 2000 and 305.5% in 1999. Our revenues may not continue to grow or even continue at their current level. In addition, we expect to maintain our operating expenses at current levels as we develop and expand our business. As a result, we will need to increase our revenues significantly to become profitable. In order to increase our revenues, we need to attract and maintain customers to increase the fees we collect for our services. If our revenues do not increase as much as we expect or if our expenses increase at a greater pace than revenues, we may never be profitable or, if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE US

    We have only a limited operating history upon which you can evaluate our business and prospects. We commenced operations in June 1996. You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for IP communications services. These risks include our ability:

    - to increase acceptance of our Hosted Communications Solution, thereby increasing the number of users of our IP telephony services

    - to compete effectively

    - to develop new products and keep pace with developing technology

    In addition, because we expect an increasing percentage of our revenues to be derived from our Hosted Communications Solution and our enhanced IP communications services, our past operating results may not be indicative of our future results.

WE MAY NOT BE ABLE TO EXPAND OUR REVENUE AND ACHIEVE PROFITABILITY

    Our business strategy is to expand our revenue sources to include the provision of enhanced IP communications services to several different customer groups. We can neither assure you that we will be able to do this or that this strategy will be profitable. Currently, our revenues are primarily generated from carrier transmission services for RSL COM and other communications carriers, and from sales of enhanced IP communications services through our direct consumer offering, iConnectHere. Carrier transmission services generated 25.3% of our total revenues in 2000 and 59.4% in 1999. Enhanced IP communications services generated 44.8% of our total revenues in 2000 and 18.4% in 1999. The provision of enhanced IP communications services have not been profitable to date.

    In the future, we intend to generate increased revenues from multiple sources, many of which are unproven, including the commercial sale of our Hosted Communications Solution and enhanced IP communications services. We expect that our revenues for the foreseeable future will be dependent on, among other factors:

    - sales of Hosted Communications Solution and enhanced IP communications services

    - acceptance and use of IP telephony

    - expansion of service offerings

    - traffic levels on our network

    - the effect of competition, regulatory environment, international long distance rates and access and transmission costs on our prices

    - continued improvement of our global network quality

    We may not be able to sustain our current revenues or successfully generate additional revenues from the sale of Hosted Communications Solutions, enhanced IP communications services or carrier transmission services.

WE CANNOT ASSURE YOU THAT A MARKET FOR OUR SERVICES WILL DEVELOP

    We are uncertain whether a market will develop for our Hosted Communications Solution or our enhanced IP communications services. Our market is new and rapidly evolving. Our ability to sell our services may be inhibited by, among other factors, the reluctance of some end users to switch from traditional communications carriers to IP communications carriers and by concerns with the quality of IP telephony and the adequacy of security in the exchange of information over the Internet. End users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as our company. Our ability to increase revenues depends on the migration of traditional telephone network traffic to our IP network. We will need to devote substantial resources to educate customers and end users about the benefits of IP communications solutions in general and our services in particular. If enterprises and their customers do not accept our Hosted Communications Solution or enhanced IP communications services as a means of sending and receiving communications, we will not be able to increase our number of paid users or successfully generate revenues in the future.

OUR FUTURE SUCCESS DEPENDS ON THE GROWTH IN THE USE OF THE INTERNET AS A MEANS
  OF COMMUNICATIONS

    If the market for IP communications, in general, and our services in particular, does not grow at the rate we anticipate, we will not be able to increase our number of users or generate revenues we anticipate. To be successful, IP communications requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

    - inconsistent quality or speed of service

    - traffic congestion on the Internet

    - potentially inadequate development of the necessary infrastructure

    - lack of acceptable security technologies

    - lack of timely development and commercialization of performance improvements

    - unavailability of cost-effective, high-speed access to the Internet

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

WE WILL NEED ADDITIONAL CAPITAL TO FINANCE OUR OPERATIONS IN THE FUTURE

    We intend to continue to enhance and expand our network in order to maintain our competitive position and meet the increasing demands for service quality, capacity and competitive pricing. Also, the introduction of our new Broadband Phone service will require significant marketing and promotional expenses that we often incur before we begin to receive the related revenue. If our cash flow from operations is not sufficient to meet our capital expenditure and working capital requirements, we will need to raise additional capital from other sources. Although we are neither the debtor nor the guarantor under any of the indentures that govern a substantial amount of RSL COM's debt, we are a "restricted subsidiary" under these indentures. The limitations under RSL COM's restrictive indenture covenants prohibit RSL COM and its restricted subsidiaries, including us, from incurring any significant amount of additional debt. We have agreed with RSL COM not to take any action that would cause RSL COM to default under its indentures and not to incur any debt, other than inter-company debt, without its written consent so long as we are a restricted subsidiary of RSL COM. In March 2001, RSL COM and certain of its subsidiaries commenced insolvency proceedings, and other RSL COM subsidiaries filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The effect of the outcome of these proceedings on RSL COM's and our obligations under the indentures remains uncertain. These limitations may require us to resort to other sources of funding, such as the issuance of equity. If we issue additional equity, investors could experience dilution. If we are unable to obtain additional capital, we may be required to reduce the scope of our business or our anticipated growth, which would reduce our revenues.

POTENTIAL FLUCTUATIONS IN OUR QUARTERLY FINANCIAL RESULTS MAKE IT DIFFICULT FOR
  INVESTORS TO PREDICT OUR FUTURE PERFORMANCE

    Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. The factors generally within our control include:

    - the rate at which we are able to attract users to purchase our Hosted Communications Solution and enhanced IP communications services

    - the amount and timing of expenses to enhance marketing and promotion efforts and to expand our infrastructure

    - the timing of announcements or introductions of new or enhanced services by us

    The factors outside our control include:

    - the timing of announcements or introductions of new or enhanced services by our competitors

    - technical difficulties or network interruptions in the Internet or our privately-managed network

    - general economic and competitive conditions specific to our industry

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

OUR COMPUTER SYSTEMS AND OPERATIONS MAY BE VULNERABLE TO SECURITY BREACHES

    Our computer infrastructure is potentially vulnerable to physical or electronic computer viruses, break-ins and similar disruptive problems and security breaches that could cause interruptions, delays or loss of services to our users. We believe that the secure transmission of confidential information over the Internet, such as credit card numbers, is essential in maintaining user confidence in our services. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new technologies or other developments could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Although we have experienced no security breaches to date of which we are aware, we cannot guarantee you that our security measures will prevent security breaches.

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

OPERATING INTERNATIONALLY EXPOSES US TO ADDITIONAL AND UNPREDICTABLE RISKS

    We intend to continue to enter additional markets in Eastern Europe, Africa and Asia and to expand our existing operations outside the United States. International operations are subject to inherent risks, including:

    - potentially weaker protection of intellectual property rights

    - political instability

    - unexpected changes in regulations and tariffs

    - fluctuations in exchange rates

    - varying tax consequences

    - uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences

WE HAVE EXPERIENCED LOSSES AS A RESULT OF FRAUD

    We have experienced losses due to fraud. In 2000, we experienced losses from fraud of approximately less than 1% of our revenues. Callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. Although we have implemented anti-fraud measures in order to control losses relating to these practices, these measures may not be sufficient to effectively limit all of our exposure in the future from fraud and we continue to experience losses from fraud. While we have established reserves for bad debts in accordance with historical levels of uncollectible receivables resulting primarily from these fraudulent practices, our losses may exceed our reserves and could rise significantly above anticipated levels.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL
  PERFORMANCE

    Competition in the market for enhanced IP communications services is becoming increasingly intense and is expected to increase significantly in the future. The market for enhanced Internet and IP communications is new and rapidly evolving. We expect that competition from companies both in the Internet and telecommunications industries will increase in the future. Our competitors include both start-up IP telephony service providers and established traditional communications providers. Many of our existing competitors and potential competitors have broader portfolios of services, greater financial, management and operational resources, greater brand-name recognition, larger subscriber bases and more experience than we have. In addition, many of our IP telephony competitors use the Internet instead of a private network to transmit traffic. Operating and capital costs of these providers may be less than ours, potentially giving them a competitive advantage over us in terms of pricing.

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

DECREASING TELECOMMUNICATIONS RATES MAY DIMINISH OR ELIMINATE OUR COMPETITIVE
  PRICING ADVANTAGE

    Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our Hosted Communications Solution, enhanced IP communications services and carrier transmission services. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate that rates will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. In addition, our ability to market our carrier transmission services to telecommunications carriers depends upon the existence of spreads between the rates offered by us and the rates offered by traditional telecommunications carriers, as well as a spread between the retail and wholesale rates charged by the carriers from which we obtain wholesale service. Continued rate decreases will require us to lower our rates to remain competitive and will reduce or possibly eliminate our gross profit from our carrier transmission services. If telecommunications rates continue to decline, we may lose users for our enhanced IP communications services and carrier transmission services.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATING TO IP TELEPHONY COULD
  HARM OUR BUSINESS

    Historically, voice communications services have been provided by regulated telecommunications common carriers. We offer voice communications to the public for international and domestic calls using IP telephony, and we do not operate as a licensed telecommunications common carrier in any jurisdiction. Based on specific regulatory classifications and recent regulatory decisions, we believe we qualify for certain exemptions from telecommunications common carrier regulation in many of our markets. However, the growth of IP telephony has led to close examination of its regulatory treatment in many jurisdictions making the legal status of our services uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which we operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as ours to provide services or to increase the cost of providing such services. In addition, our services may be subject to regulation if regulators distinguish phone-to- phone telephony service using IP technologies over privately-managed networks such as our services from integrated PC-to-PC and PC-originated voice services over the Internet. Some regulators may decide to treat the former as regulated common carrier services and the latter as unregulated enhanced or information services.

    Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services by our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services, including obtaining appropriate regulatory authorizations for our local network partners or ourselves, changing our service arrangements for a particular country or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively. Further, regulations and laws which affect the growth of the Internet could hinder our ability to provide our services over the Internet. For a more detailed discussion of the regulation of IP telephony, see "Business--Regulation of IP Telephony."

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

RISKS RELATED TO OUR RELATIONSHIP WITH RSL COM

RSL COM AND CERTAIN OF ITS SUBSIDIARIES HAVE COMMENCED INSOLVENCY AND REORGANIZATION PROCEEDINGS

    In March 2001, RSL COM commenced insolvency proceedings in Bermuda. The outcome of this proceeding may result in either a restructuring of RSL COM's obligations or the sale of RSL COM's assets. A wholly-owned, non-operating subsidiary of RSL COM and an indirect subsidiary of RSL COM also initiated insolvency proceedings in the United Kingdom. In addition, RSL COM's principal operating subsidiary in the United States and another of its subsidiaries filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The outcomes of these insolvency and reorganization proceedings may have an adverse effect on our business, including the termination of or default under our intercompany agreements with RSL COM. Both our services agreement and management agreement with RSL COM may be terminated in the event of bankruptcy or insolvency of RSL COM. In addition, if, in connection with the outcome of its insolvency proceedings, RSL COM's sale of its assets includes the sale of its ownership interest in our company, both our management agreement and intercompany compliance agreement with RSL COM terminate, and RSL COM will have the right to terminate our services agreement if it holds less than 50% of our capital stock.

WE DEPEND ON SALES TO RSL COM

    We have historically depended on sales to RSL COM, our controlling stockholder, for revenues. RSL COM accounted for 69.1%, 67.2% and 46.0% of our revenues for the years ended December 31, 1998, 1999 and 2000, respectively. RSL COM is not contractually required to purchase services from us, other than a minimum of 50 million minutes per year pursuant to the services agreement for two years through November 29, 2001. If we cease to be a subsidiary of RSL COM, this minimum purchase obligation no longer applies to RSL COM, even if the services agreement is not terminated. We cannot assure you that, during the pendancy of the insolvency and reorganization proceedings of RSL COM and its subsidiaries or after the resolution of such proceedings, that RSL COM will fulfill its obligations under this agreement or that the contract will be renewed upon its expiration. RSL COM resells a significant portion of the carrier transmission services it purchases from us to third parties. Although we could market our services directly to these third parties if RSL COM ceased purchasing services from us, we cannot assure you that we would succeed in attracting these customers or that these customers would purchase our services in the same volume or on the same terms as from RSL COM.

WE DEPEND ON THE SERVICES RSL COM PROVIDES TO US

    We are currently dependent upon RSL COM for leased line capacity, data communications facilities, traffic termination services and physical space for our equipment. Through our relationship with RSL COM, which owns or leases substantial bandwidth for its own business, we have access to bandwidth. We are able to take advantage of RSL COM's volume discounts and achieve cost efficiencies that we could not achieve on our own. Although we have entered into a services agreement with RSL COM for it to provide these services through 2004, if RSL COM becomes unwilling or unable to provide its current level of services to us during the term of such agreement or thereafter, we may not be able to find replacement service providers on a timely basis. In addition, the outcomes of the insolvency and reorganization proceedings of RSL COM and its subsidiaries may prevent RSL COM from providing these services to us and may cause the services agreement to be terminated. If we are required to change providers, we would likely experience delays, operational difficulties and increased expenses, and our ability to provide services to our users or expand our operations may be impaired.

    The inter-company agreements with RSL COM were made in the context of a parent-subsidiary relationship and were not negotiated on an arm's length basis. As a result, the terms of such agreement may be better or worse than the terms that would have been negotiated by unaffiliated third parties for similar arrangements.

RSL COM WILL CONTROL ALL MATTERS SUBMITTED TO A STOCKHOLDER VOTE

    RSL COM owns all of our Class B common stock and therefore owns approximately 95.5% of the voting power of our company.

    As long as RSL COM continues to beneficially own shares of capital stock representing more than 50% of the voting power of our outstanding capital stock, RSL COM will be able to exercise a controlling influence over decisions affecting our company, including:

    - composition of our board of directors and, through it, the direction and policies of our company, including the appointment and removal of officers

    - mergers or other business combinations involving our company

    - acquisitions or dispositions of assets by our company

    - future issuances of capital stock or other securities by our company

    - incurrence of debt by our company

    - amendments, waivers and modifications to any agreements between us and RSL COM

    - payment of dividends on our capital stock

    - approval of our business plans and general business development

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

WE ARE SUBJECT TO THE COVENANTS OF RSL COM'S INDENTURES WHICH RESTRICT OUR ABILITY TO CONDUCT OUR BUSINESS

    Although we are neither the debtor nor the guarantor under any of the indentures that govern a substantial amount of RSL COM's debt, we are subject to covenants by reason of our status as a restricted subsidiary of RSL COM under such indentures. As of March 1, 2001, RSL COM had approximately $1.4 billion of debt outstanding under these indentures. This debt is unsecured. These restrictions significantly limit the ability of RSL COM and its restricted subsidiaries, including our company, to incur additional indebtedness or create liens on their assets. The limitations on indebtedness under the indentures generally are based on the application of tests derived from RSL

COM's consolidated financial statements. Effectively, our ability to incur indebtedness is limited by the amount of indebtedness that RSL COM and its restricted subsidiaries, including our company, are permitted to incur under the indentures. The limitations under RSL COM's restrictive indenture covenants currently prohibit us from incurring any significant amount of additional debt. We have also agreed with RSL COM not to take any action which would cause RSL COM to default under its indentures and not to incur any debt, other than inter-company debt, without its written consent so long as we are a restricted subsidiary of RSL COM. In addition, currently the restrictions under the RSL COM indentures effectively prohibit us from paying dividends and limit our ability to make other distributions in respect of our capital stock, sell assets, engage in mergers or acquisitions or make some types of investments. Such restrictions also limit the ability of a third party to acquire a controlling interest in our company. These restrictions may prohibit transactions that would otherwise be beneficial to our company. The effect of the outcomes of the insolvency and reorganization proceedings of RSL COM and its subsidiaries on RSL COM's and our obligations under the indentures remains uncertain.

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

RSL COM MAY COMPETE WITH OUR COMPANY

    RSL COM is in the communications business and may compete with us under some circumstances. Under the services agreement between us and RSL COM, RSL COM is prohibited from competing with us in providing Internet telephony services as described in the services agreement, provided that we provide RSL COM with any requested Internet telephony services promptly and with quality assurance. However, this non-competition provision terminates on September 3, 2001 and the scope of such provision is subject to the following limitations:

    - RSL COM and its subsidiaries may acquire up to 20% in an entity providing Internet telephony services

    - RSL COM and its subsidiaries may be stockholders in entities providing Internet telephony services,

    - the non-competition provision does not apply to RSL COM's subsidiaries that become publicly traded companies

    - Internet telephony services under the non-competition provision are limited to (1) Phone-to-Phone services marketed as IP to the general public, including both individuals and businesses and (2) the following enhanced IP communications services: PC-to-Phone, In Box, Click IT, Global Roaming, IP-initiated conference calls, Phone-to-PC, information services and white boarding

RSL COM'S CLASS B COMMON STOCK MAY BE TRANSFERRED TO A THIRD PARTY THAT WOULD EFFECTIVELY CONTROL US

    Although our Class B common stock generally converts to common stock automatically upon transfer, RSL COM may transfer our Class B common stock to permitted transferees, including entities controlled by RSL COM or its principal stockholder, Ronald S. Lauder, and successors in interest of RSL COM. The outcome of RSL COM's insolvency proceeding may affect the ownership of RSL COM's assets, including its ownership of shares of our Class B common stock. As a result, a third party could acquire our Class B common stock and may become party to our intercompany agreements. We cannot assume that a third party would maintain good relations with us or maintain or renew our agreements with RSL COM.

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

VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT OUR STOCKHOLDERS

    Since trading commenced in November 1999, the market price of our common stock has been highly volatile and may continue to be volatile and could be subject to wide fluctuations in response to factors such as:

    - variations in our actual or anticipated quarterly operating results or those of our competitors

    - announcements by us or our competitors of technological innovations

    - introduction of new products or services by us or our competitors

    - changes in financial estimates by securities analysts

    - conditions or trends in the Internet industry

    - changes in the market valuations of other Internet companies

    - announcements by us or our competitors of significant acquisitions

    - our entry into strategic partnerships or joint ventures

    - sales of our capital stock by RSL COM

    All of these factors are, in whole or part, beyond our control and may materially adversely affect the market price of our common stock regardless of our performance.

    Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. The trading prices of many Internet-related and technology companies' stocks have reached historical highs within the last 52 weeks and have reflected relative valuations substantially above historical levels. During the same period, such companies' stocks have also been highly volatile and have recorded lows well below such historical highs. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices. We also cannot assure you that our stock will continue to be quoted on the Nasdaq National Market if the price of our stock should fall below $1 for a period of 30 consecutive days.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated herein by reference to the section entitled "Management" and "Principal Stockholders" in the proxy statement for our 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the proxy statement for our 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to the section entitled "Principal Stockholders" in the proxy statement for our 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the sections entitled "Related Party Transactions" in the proxy statement for our 2001 Annual Meeting of Stockholders.

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

    (a)(3)  Exhibits.

    The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

       EXHIBIT
       NUMBER           DEXCRIPTION
---------------------   -----------
       3.1    (*)       Form of Amended and Restated Certificate of Incorporation of
                        deltathree, Inc.

       3.2    (*)       Form of Amended and Restated By-laws of deltathree, Inc.

       4.1    (*)       Specimen Certificate of Common Stock.

       4.2    (*)       Specimen Certificate of Class B Common Stock.

       4.3    (*)       Registration Rights Agreement, dated September 1, 1999,
                        between RSL Communications, Ltd. and deltathree, Inc.

      10.1    (*)       Amended and Restated Services Agreement, dated September 3,
                        1999, between RSL Communications, Ltd. and deltathree, Inc.

      10.2    (*)       Form of deltathree, Inc. 1999 Stock Incentive Plan.

      10.3    (*)       Form of deltathree, Inc. 1999 Employee Stock Purchase Plan.

      10.4    (*)       Form of deltathree, Inc. 1999 Performance Incentive Plan.

      10.5    (*)       Form of deltathree, Inc. 1999 Directors' Plan.

      10.6    (*)       Employment Agreement, effective as of April 1, 1999, between
                        Noam Bardin and deltathree, Inc.

      10.7    (***)     Amendment No. 1 to Employment Agreement, effective as of
                        June 1, 2000, between Noam Bardin and deltathree, Inc.

      10.8    (*)       Employment Agreement, effective as of April 1, 1999, between
                        Shimmy Zimels and deltathree, Inc.

      10.9    (***)     Amendment No. 1 to Employment Agreement, effective as of
                        June 1, 2000, between Shimmy Zimels and deltathree, Inc.

      10.10   (***)     Employment Agreement, effective as of May 2000, between Mark
                        Gazit and deltathree, Inc.

      10.11   (***)     Amendment No. 1 to Employment Agreement, effective as of
                        June 1, 2000, between Mark Gazit and deltathree, Inc.

      10.12   (***)     Employment Agreement, effective as of August 28, 2000,
                        between Paul White and deltathree, Inc.

      10.13   (***)     Employment Agreement, effective as of August 30, 2000,
                        between Lisa J. Indovino and deltathree, Inc.

      10.14   (*)       Investor Rights Agreement, dated as of September 29, 1999, between Yahoo! Inc. and deltathree, Inc.

      10.15   (*)       Form of Warrant issued to Yahoo! Inc on October 18, 1999.

      10.16   (*)       Management Agreement, dated as of November 1, 1999, between deltathree, Inc. and RSL Communications, Ltd.

      10.17   (*)       Amendment to Services Agreement by and between RSL
                        Communications, Ltd. and deltathree, Inc., dated November 1,
                        1999.

       EXHIBIT
       NUMBER           DEXCRIPTION
---------------------   -----------
      10.18   (*)       Investor Rights Agreement dated as of October 20, 1999
                        between CNET Investments, Inc. and deltathree, Inc.

      10.19   (*)       Form of Warrant issued to CNET Investments, Inc. on October
                        20, 1999.

      10.20   (*)       Intercompany Compliance Agreement, dated as of November 1,
                        1999, between RSL Communications, Ltd., RSL Communications
                        PLC and deltathree, Inc.

      10.21   (*)       Development and Promotion Agreement, effective as of
                        September 22, 1999, between CNET, Inc. and deltathree, Inc.

      10.22   (*)       Form of Proposed Release and Indemnification Agreement
                        between RSL Communications, Ltd. and deltathree, Inc.

      10.23   (**)      Agreement and Plan of Merger, dated as of February 3, 2000, between deltathree, Inc., YourDay Acquisition Corp.,
                        YourDay.com, Inc. and SenseNet Inc.

      23.1              Consent of Brightman Almagor & Co.

      24.1              Power of Attorney (included on Signature Page).

------------------------

* Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-86503).

** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on May 15, 2000.

*** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 14, 2000.

    (b)  Reports on Form 8-K.

    During fiscal 2000, we did not file any reports on Form 8-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DELTATHREE, INC.

Independent Auditors' Report................................    F-2

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    F-3

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................    F-4

Statements of Changes in Stockholders' Equity for the years
  ended
  December 31, 2000, 1999 and 1998..........................    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    F-6

Notes to Consolidated Financial Statements..................    F-7

                            ------------------------

    All financial statement schedules have been omitted because (i) the required information is not present in amounts sufficient to require submission of such schedules, (ii) the information required is included in the Consolidated Financial Statements or the Notes thereto or (iii) the information required in the schedules is not applicable to the Company.

                          INDEPENDENT AUDITORS' REPORT

To the stockholders of
deltathree, Inc.

    We have audited the accompanying consolidated balance sheets of deltathree, Inc. (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte & Touche

Tel Aviv, Israel
February 11, 2001, except
for Note 16 as to which the
date is March 19, 2001

                                DELTATHREE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                               ($ IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $20,857    $ 89,957
  Short-term investments....................................   30,542      11,276
  Accounts receivable, net (Note 3).........................    3,245         903
  Due from affiliates (Note 4)..............................      331       1,760
  Prepaid expenses and other current assets (Note 5)........    2,084       3,090
                                                              -------    --------
      Total current assets..................................   57,059     106,986
                                                              -------    --------
INVESTMENTS.................................................       --          90
                                                              -------    --------
PROPERTY AND EQUIPMENT: (NOTE 6)
  Telecommunications equipment..............................   14,686       8,940
  Furniture, fixtures and other.............................    2,169         412
  Leasehold improvements....................................    4,927         309
  Computers hardware & software.............................    4,579         904
                                                              -------    --------
                                                               26,361      10,565
  Less accumulated depreciation.............................   (4,091)     (1,066)
                                                              -------    --------
      Property and equipment, net...........................   22,270       9,499
                                                              -------    --------
GOODWILL, NET (NOTE 7)......................................    6,425       9,457
                                                              -------    --------
DEPOSITS....................................................      415         800
                                                              -------    --------
  Total assets..............................................  $86,169    $126,832
                                                              =======    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt due to affiliates.........................  $    --    $ 14,752
  Accounts payable..........................................    5,236       2,580
  Due to affiliates (Note 4)................................    2,721         626
  Deferred revenues.........................................      251         538
  Other current liabilities (Note 8)........................    5,313       5,548
                                                              -------    --------
      Total current liabilities.............................   13,521      24,044
                                                              -------    --------
LONG-TERM LIABILITIES:
  Severance pay obligations (Note 9)........................      169         208
                                                              -------    --------
      Total liabilities.....................................   13,690      24,252
                                                              -------    --------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY: (NOTE 11)
  Class A Common stock, -- par value $0.001; authorized
    200,000,000 shares; issued and outstanding 9,465,099 at
    December 31, 2000; 8,918,132 at December 31, 1999.......        9           9
  Class B Common stock -- par value $0.001; authorized
    200,000,000; issued and outstanding 19,569,460 at
    December 31, 2000 and 1999..............................       20          20
  Preferred stock, par value $0.001; authorized 25,000,000
    shares; no shares issued and outstanding at December 31,
    2000 and 1999...........................................       --          --
  Additional paid-in capital................................  166,733     157,891
  Receivable for capital stock..............................       --      (1,232)
  Deferred compensation.....................................   (2,588)    (10,670)
  Accumulated deficit.......................................  (91,695)    (43,438)
                                                              -------    --------
      Total stockholder's equity............................   72,479     102,580
                                                              -------    --------
      Total liabilities and stockholder's equity............  $86,169    $126,832
                                                              =======    ========

   The accompanying notes are an integral part of these financial statements.

                                DELTATHREE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                           ($ IN THOUSANDS, EXCEPT SHARE DATA)
Revenues (Note 15):
  Affiliates.............................................  $   13,977   $    7,431   $    3,896
  Non-affiliates.........................................      16,399        3,621        1,742
                                                           ----------   ----------   ----------
    Total revenues.......................................      30,376       11,052        5,638
Costs and operating expenses:
  Cost of revenues, net..................................      24,932        9,723        4,459
  Research and development expenses, net (Note 12).......       6,625        1,233          650
  Selling and marketing expenses.........................      20,548        7,403        2,431
  General and administrative expenses (exclusive of
    non-cash compensation expense shown below)...........       6,694        2,754        1,842
  Non-cash compensation expense..........................       6,331       19,116          743
  Depreciation and amortization..........................       7,919        3,721        2,671
  Impairment of goodwill (Note 13).......................       8,905           --           --
                                                           ----------   ----------   ----------
    Total costs and operating expenses...................      81,954       43,950       12,796
                                                           ----------   ----------   ----------
Loss from operations.....................................     (51,578)     (32,898)      (7,158)
Interest income (expense), net...........................       3,632         (873)        (186)
Minority interest........................................          --           --          223
                                                           ----------   ----------   ----------
Loss before income taxes.................................     (47,946)     (33,771)      (7,121)
Income taxes (Note 14)...................................         311           --           --
                                                           ----------   ----------   ----------
Net loss.................................................  $  (48,257)  $  (33,771)  $   (7,121)
                                                           ==========   ==========   ==========
Net loss per share--basic and diluted....................  $    (1.67)  $    (1.65)  $    (0.37)
                                                           ==========   ==========   ==========
Weighted average shares outstanding--basic and diluted...  28,832,708   20,418,457   19,253,855
                                                           ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                DELTATHREE, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                            CLASS A                 CLASS B                        RECEIVABLE
                                         COMMON STOCK             COMMON STOCK        ADDITIONAL      FOR
                                     ---------------------   ----------------------    PAID-IN      CAPITAL     ACCUMULATED
                                       SHARES      AMOUNT      SHARES       AMOUNT     CAPITAL       STOCK        DEFICIT
                                     ----------   --------   -----------   --------   ----------   ----------   ------------
Balance at January 1, 1998.........          --       --      18,938,249     $19       $  8,799          --       $ (2,546)
Conversion of debt and warrants to
  equity...........................                              631,210       1            657
Deferred compensation expense......                                                       1,809
Amortization of deferred
  compensation expense.............
Recognition of pushdown of
  goodwill.........................                                                      11,819
Net loss...........................                                                                                 (7,121)
                                                                                                                  --------
Balance at December 31, 1998.......          --       --      19,569,459      20         23,084          --         (9,667)

Issuance of common stock in initial
  public offering, net of expenses
  (including over-allotment of
  shares)..........................   6,900,000        7                                 93,855
Issue of shares to employees.......     748,288        1                                    232        (232)
Issue of shares to Yahoo!..........     183,901        *                                  1,000      (1,000)
Issue of shares to CNET............   1,085,943        1                                 11,000
Deferred compensation expense to
  Yahoo! and CNET..................                                                       4,397
Deferred compensation expense to
  employees........................                                                      24,323
Amortization of deferred
  compensation expense.............
Net loss...........................                                                                                (33,771)
                                                                                                                  --------
Balance at December 31, 1999.......   8,918,132        9      19,569,459     $20       $157,891      (1,232)       (43,438)
                                     ==========   ========   ===========     ===       ========     =======       ========
Issuance of common stock in
  purchase of subsidiary...........     227,738                                          10,500
Issuance expenses..................                                                        (272)
Cancellation of options............                                                      (2,751)
Exercise of employee options.......     319,229                                           1,365         232
Offset of receivable against debt
  to
  Yahoo! for services rendered.....                                                                   1,000
Amortization of deferred
  compensation expense.............
Net loss...........................                                                                                (48,257)
                                     ----------   --------   -----------     ---       --------     -------       --------
Balance at December 31, 2000.......  $9,465,099   $    9      19,569,459     $20       $166,733     $    --       $(91,695)
                                     ==========   ========   ===========     ===       ========     =======       ========

                                                         TOTAL
                                                     STOCKHOLDERS'
                                       DEFERRED         EQUITY
                                     COMPENSATION    (DEFICIENCY)
                                     -------------   -------------
Balance at January 1, 1998.........          --        $   6,272
Conversion of debt and warrants to
  equity...........................                          658
Deferred compensation expense......      (1,809)              --
Amortization of deferred
  compensation expense.............         743              743
Recognition of pushdown of
  goodwill.........................                       11,819
Net loss...........................                       (7,121)
                                                       ---------
Balance at December 31, 1998.......      (1,066)          12,371
Issuance of common stock in initial
  public offering, net of expenses
  (including over-allotment of
  shares)..........................                       93,862
Issue of shares to employees.......                            1
Issue of shares to Yahoo!..........                            *
Issue of shares to CNET............                       11,001
Deferred compensation expense to
  Yahoo! and CNET..................      (4,397)              --
Deferred compensation expense to
  employees........................     (24,323)              --
Amortization of deferred
  compensation expense.............      19,116           19,116
Net loss...........................                     (33, 771)
                                                       ---------
Balance at December 31, 1999.......     (10,670)         102,580
                                       ========        =========
Issuance of common stock in
  purchase of subsidiary...........                       10,500
Issuance expenses..................                         (272)
Cancellation of options............       2,751               --
Exercise of employee options.......                        1,597
Offset of receivable against debt
  to
  Yahoo! for services rendered.....                        1,000
Amortization of deferred
  compensation expense.............       5,331            5,331
Net loss...........................                      (48,257)
                                       --------        ---------
Balance at December 31, 2000.......    $ (2,588)       $  72,479
                                       ========        =========

------------------------------

*   Less than $1,000.

   The accompanying notes are an integral part of these financial statements.

                                DELTATHREE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(48,257)  $(33,771)  $(7,121)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     7,919      3,721     2,671
    Impairment of goodwill..................................     8,905         --        --
    Amortization of deferred compensation...................     6,331     19,116       743
    Write-down of investment................................        11         --        25
    Minority interest.......................................        --        (21)     (224)
    Increase (decrease) in liability for severance pay......       (39)       (25)      148
    Provision for losses on accounts receivable.............       199       (275)      227
  Changes in assets and liabilities:........................        --
    Decrease (increase) in accounts receivable..............    (2,541)       (85)       78
    Decrease in other current assets and due from
     affiliates.............................................      (168)    (2,037)   (2,270)
    Increase (decrease) in accounts payable.................     2,656       (793)    1,734
    Decrease in deferred revenues...........................      (287)    (1,072)   (1,595)
    Increase in current liabilities and due to affiliates...     1,860      5,467     1,827
                                                              --------   --------   -------
                                                                24,846     23,996     3,364
                                                              --------   --------   -------
    Net cash used in operating activities...................   (23,411)    (9,775)   (3,757)
                                                              --------   --------   -------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment......................   (13,585)    (2,848)   (3,003)
    Proceeds from disposal of property and equipment........        54         --        --
    Proceeds from sale of investment........................       150         --        --
    Increase (decrease) in deposits.........................       385       (685)      (61)
    Equity investments......................................        --         --       (25)
    Other...................................................        --         --        15
                                                              --------   --------   -------
    Net cash used in investing activities...................   (12,996)    (3,533)   (3,074)
                                                              --------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term investments........................   (19,266)   (11,276)       --
  Proceeds from issuance of capital stock...................        --    104,864        --
  Proceeds (repayment) of short-term debt from affiliates...   (14,752)     8,320     5,000
  Expenses relating to share issuance in 1999...............      (272)        --        --
  Payment of other long-term debt...........................        --         --        (8)
  Proceeds from exercise of employee options................     1,597         --        --
                                                              --------   --------   -------
Net cash provided by (used in) financing activities.........   (32,693)   101,908     4,992
                                                              --------   --------   -------
Increase (decrease) in cash and cash equivalents............   (69,100)    88,600    (1,839)
Cash and cash equivalents at beginning of year..............    89,957      1,357     3,196
                                                              --------   --------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 20,857   $ 89,957   $ 1,357
                                                              ========   ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................  $  1,332   $     --   $    --
    Taxes...................................................  $    311   $     --   $    --
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING
  ACTIVITIES:
  Conversion of convertible notes and warrants into capital
    stock...................................................  $     --   $     --   $   658
  Assets purchased in exchange of a receivable (See note
    6)......................................................  $  2,500   $     --   $    --
  Assets purchased in exchange of shares (See note 13)......  $ 10,500   $     --   $    --
  Assets acquired with vendor credits.......................  $     --   $     --   $ 3,000
  Recognition of pushdown of goodwill.......................  $     --   $     --   $11,819

   The accompanying notes are an integral part of these financial statements

                                DELTATHREE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY

    deltathree, Inc. (the "Company"), a Delaware corporation, is a global provider of integrated Voice over Internet Protocol (VoIP) telephony services. The Company was founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol (IP) telephony services. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. The Company's business currently includes the transmission of voice and data traffic for communications carriers, the provision of enhanced Web-based and other communications services to individual consumers and the provision of a total "Hosted Communications Solution" that enables corporate customers and service providers to offer private label telecommunications to their customer bases

    Prior to 1999, the Company's business primarily consisted of carrying and transmitting traffic for communications carriers over its network. Beginning in 1999, the Company began to diversify its offering by layering enhanced IP telephony services over its privately-managed network. These enhanced services were targeted at consumers and were primarily accessible through a consumer-oriented Web site. During 2000, the Company began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases.

    The Company's headquarters are located in New York City, New York. The Company's research and development activities are conducted in Israel by its wholly owned subsidiary, Delta Three Israel Ltd. ("Delta Ltd.").

    Prior to its November 1999 initial public offering, the Company was a wholly-owned subsidiary of RSL Communications, Ltd., a multinational telecommunications company. RSL Communications, Ltd. and its subsidiaries and affiliates (excluding the Company) are collectively referred to herein as "RSL COM" or "affiliates." Approximately 46% and 67% of the Company's revenues for the years ended December 31, 2000 and 1999, respectively, were derived from transactions with RSL COM.

    Since the Company's initial public offering in November 1999, RSL COM owns 100% of the outstanding Class B common stock, which represents approximately 95.5% of the combined voting power of all the Company's outstanding capital stock and approximately 67.4% of the economic interest in the Company. In March 2001, RSL COM commenced insolvency proceedings in Bermuda. The outcome of this proceeding may result in either a restructuring of RSL COM's obligations or the sale of RSL COM's assets.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of deltathree, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

B.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, primarily for allowances for doubtful accounts receivable and the useful lives of fixed assets and intangible assets, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

                                DELTATHREE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C.  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D.  REVENUE RECOGNITION AND DEFERRED REVENUE

    The Company records revenue based on minutes (or fractions thereof) of customer usage. The Company records payments received in advance for prepaid services and services to be supplied under contractual agreements as deferred revenue until such related services are provided.

E.  COST OF REVENUES

    Cost of revenues is comprised primarily of access, transmission and termination costs based on actual minutes in addition to monthly circuit lease costs and is net of reimbursements from vendors.

F.  RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses, net of reimbursements from vendors, are expensed as incurred.

G.  ADVERTISING EXPENSES

    Advertising expenses are expensed as incurred. For the years ended December 31, 2000, 1999 and 1998, advertising expenses were approximately $170,000, $87,000 and $124,000, respectively.

H.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The Company estimates the allowance for doubtful accounts by reviewing the status of significant past due receivables and analyzing historical bad debt trends, and the Company then reduces accounts receivables by such allowance for doubtful accounts to expected net realizable value.

I.  PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION

    Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from two to ten years. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred.

J.  GOODWILL AND RELATED AMORTIZATION

    Goodwill represents the excess of cost over the fair value of the Company's net assets, which have been "pushed down" by RSL COM's acquisitions of the Company in 1997 and 1998, and is being amortized using the straight-line method over five years.

                                DELTATHREE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
K.  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

    In accordance with SFAS 121, the Company's long-lived assets and goodwill are reviewed for impairment on a quarterly basis and whenever events or changes in circumstances occur indicating that the net carrying amount may not be recoverable. The Company reviews for impairment by comparing the carrying value of the long-lived asset or goodwill to the estimated undiscounted future cash flows expected to result from the use of the long-lived assets (and their eventual disposition) or the goodwill. If the sum of the expected undiscounted future cash flows is less than the carrying amount of assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the long-lived asset or goodwill exceeds the fair value of the long-lived asset or goodwill based on estimated future discounted cash flows.

L.  INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes that result from activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. The Company's foreign subsidiaries file separate income tax returns in the jurisdiction of their operations.

M. NET LOSS PER SHARE

    Basic and diluted net loss per share have been computed in accordance with SFAS No. 128, "Earnings Per Share", using the weighted average number of shares outstanding. Outstanding common stock options are not included in the net loss per share calculation as their effect is anti-dilutive.

N.  CONCENTRATION OF CREDIT RISK

    The Company is subject to concentrations of credit risk, which consist principally of trade accounts receivable and cash and cash equivalents.

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

O.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts and other receivables and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of outstanding borrowings approximate fair value due to their short-term interest rate.

P.  EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended standardizes the accounting for derivative instruments and hedging activities by requiring that an entity

                                DELTATHREE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. When certain criteria are met, SFAS No. 133 also provides for matching the timing of gain or loss recognition on the derivative hedging instrument with the recognition of
(a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. This statement will be adopted effective January 1, 2001, but is not expected to materially impact the Company's financial statements.

Q.  STOCK-BASED COMPENSATION

    The Company accounts for employee stock compensation arrangements in accordance with the provisions of Financial Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", and Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, stock-based compensation is based on the difference, if any, on the grant date, between the estimated fair value of the Company's common stock and the exercise price.

R.  RECLASSIFICATIONS

    Certain previously reported amounts have been reclassified to conform with the 2000 presentation.

NOTE 3--ACCOUNTS RECEIVABLE, NET

    Accounts receivable are stated net of an allowance for doubtful accounts of $251,000 and $52,000 at December 31, 2000 and 1999, respectively.

NOTE 4--DUE FROM/TO AFFILIATES

    The balances due from and due to affiliates are for services rendered by and to the Company and are non-interest bearing.

NOTE 5--PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets consist of the following:

                                                                DECEMBER 31,
                                                           -----------------------
                                                             2000           1999
                                                           --------       --------
                                                              ($ IN THOUSANDS)
Government of Israel (VAT refund and other)..............   $   59         $   55
Deposits with suppliers..................................      189            150
Prepaid expenses.........................................    1,141          1,333
Loan to employee.........................................       --            977
Other....................................................      695            575
                                                            ------         ------
  Total prepaid expenses and other current assets........   $2,084         $3,090
                                                            ======         ======

NOTE 6--PROPERTY AND EQUIPMENT

    In December 2000, the Company purchased from one of its customers, in exchange for an outstanding balance of $2.5 million owed to the Company, the source code of a Web-based document

                                DELTATHREE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--PROPERTY AND EQUIPMENT (CONTINUED) management system that allows an organization to create, modify and utilize any type of electronic documents with any Web-based browser.

NOTE 7--GOODWILL, NET

    Goodwill consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
Goodwill from acquisition of the Company by RSL COM
  (see Note 1)............................................  $15,158    $15,158
Less--accumulated amortization............................   (8,733)    (5,701)
                                                            -------    -------
    Total goodwill, net...................................  $ 6,425    $ 9,457
                                                            =======    =======

NOTE 8--OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following:

                                                                DECEMBER 31,
                                                           -----------------------
                                                             2000           1999
                                                           --------       --------
                                                              ($ IN THOUSANDS)
Accrued expenses.........................................   $3,461         $2,971
Employees and related expenses...........................    1,099          2,451
Deposits from customers..................................       --             15
Other....................................................      753            111
                                                            ------         ------
  Total other current liabilities........................   $5,313         $5,548
                                                            ======         ======

NOTE 9--SEVERANCE PAY OBLIGATIONS

    Delta Ltd. is subject to certain Israeli law and labor agreements that determine the obligations of Delta Ltd. to make severance payments to dismissed employees and to employees leaving the Company under certain other circumstances. The obligation for severance pay benefits, as determined by Israeli law, is based upon length of service and the employee's most recent salary. This obligation is partially funded through regular deposits made by Delta Ltd. into unaffiliated severance pay funds and by the purchase from unaffiliated insurance companies of managers' insurance policies. Amounts funded are controlled by the fund trustees and insurance companies and are not under the control and management of Delta Ltd.

    Expenses relating to employee termination benefits were $101,000 $42,000 and $148,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 10--COMMITMENTS AND CONTINGENCIES

A.  SERVICES AGREEMENT WITH RSL COM

    In July 1997, the Company entered into a three-year services agreement with RSL COM, which was subsequently amended and restated as of September 1999 to extend to September 2004. Pursuant to this agreement, RSL COM is required to use its reasonable best efforts to provide the Company

                                DELTATHREE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED) with certain office and equipment space and to assist the Company in obtaining Internet, frame-relay and dedicated lines from third parties. In addition, RSL COM is required under the agreement to provide the Company with various communications services at rates set forth in the agreement. The agreement also provides that the Company is required, at RSL COM's request, to use up to 50% of its network capacity to route RSL COM's international telecommunications traffic at rates set forth in the agreement.

    Based on a cost analysis performed by the Company, management believes that the amounts reflected in the financial statements pursuant to the above services agreement do not materially differ from amounts which the Company would have recognized or incurred in providing or obtaining equivalent services on an arms-length basis.

B.  OTHER MARKETING AND COOPERATION AGREEMENTS

    The Company has entered into marketing and cooperation agreements with various other companies that maintain sites on the Web. Pursuant to certain of these agreements, the Company is obligated to pay commissions based on revenues derived from such Web links.

C.  INDENTURES GOVERNING DEBT OF RSL COM

    The Company is subject to covenants by reason of its status as a restricted subsidiary of RSL COM under the indentures governing a substantial amount of RSL COM's debt. These restrictions significantly limit the ability of the Company to incur additional indebtedness or create liens on its assets. The Company's ability to incur indebtedness is limited by the amount of indebtedness that RSL COM and the Company are permitted to incur under the indentures. Such restrictions also limit the Company's ability to pay dividends or make other distributions in respect of the Company's capital stock, sell assets, engage in mergers or acquisitions or make some types of investments. These restrictions also limit the ability of a third party to acquire a controlling interest in the Company. These restrictions may prohibit transactions that would otherwise be beneficial to the Company. In March 2001, RSL COM and certain of its subsidiaries commenced insolvency proceedings and other RSL COM subsidiaries filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The effect of the outcome of these proceedings on RSL COM's and the Company's obligations under the indentures is uncertain.

D.  LEASE COMMITMENTS

    In December 1999, the Company entered into a lease for headquarters of its United States operations with an initial cost of $398,000, increasing to $530,000 during the final year of the lease. The lease extends until December 2009 with an option to extend the lease for an additional five years. During February 2000, the Company signed an addendum to the lease pursuant to which an additional floor was leased, with the same terms, for an initial cost of $254,000, increasing to $342,000 during the final year of the lease.

    The Company leased office space from RSL COM in New York at an annual cost of $96,000. The lease was terminated on June 2000.

    In addition, the Company leases offices in Israel at an annual cost of $240,000 plus Israeli value-added tax. The lease term extends until February 2003, with an option to extend the lease for an additional five years. The Company has entered into a lease for additional space in its existing location in Israel at an annual cost of $52,000. The term of the lease extends until January 31, 2003, with an option to extend the lease for an additional five years.

                                DELTATHREE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--COMMITMENTS AND CONTINGENCIES (CONTINUED)

E.  LEGAL PROCEEDINGS

    On October 8, 1999, Aerotel, Ltd. and Aerotel U.S.A. commenced a suit against the Company, RSL COM and an RSL COM subsidiary in the United States District Court for the Southern District of New York. Aerotel alleges that the Company is infringing on a patent issued to Aerotel in November 1987 by making, using, selling and offering for sale prepaid telephone card products in the United States. Aerotel seeks an injunction to stop the Company and its co-defendant from using the technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. The Company has answered the complaint, and the parties are currently engaged in a pre-trial discovery. As the Company continues to evaluate these claims, the Company believes that it has meritorious defenses to the claim and it intends to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on the Company's business, financial condition and results of operations. Regardless of the ultimate outcome, the litigation could result in substantial expenses to the Company and significant diversion of efforts by the Company's managerial and other personnel.

NOTE 11--STOCKHOLDERS' EQUITY

A.  SHARE CAPITAL

    Following the Company's initial public offering in November 1999, the Company's Class A common stock is listed on the Nasdaq National Market System.

    Each share of Class B common stock is convertible into one share of Class A common stock at any time. The holders of the Class B common stock are entitled to ten votes per share. The holders of the Class A common stock are entitled to one vote per share.

B.  YAHOO! INC. TRANSACTION

    On October 18, 1999, the Company issued to Yahoo! Inc. 125,275 shares of Class A common stock and a warrant to purchase 125,275 shares of Class A common stock at an exercise price of $7.98 per share. The Company recorded the $1 million purchase price of the 125,275 Class A common stock as a receivable. The Company had a legal and enforceable right to collect the $1 million in cash. The Company elected to offset the Yahoo! receivable against the first
$1 million due under a separate advertising and promotional agreement, as described below. In December 1999 Yahoo! exercised the warrant utilizing a cashless exercise, and the Company issued to Yahoo! 58,626 shares of Class A common stock. The Company recorded approximately $1,007,000 of deferred compensation expense in 1999 related to the issuance of the shares representing the difference between each of the purchase price of the Class A common stock as compared to the initial public offering price of the Class A common stock and the fair value of the warrant. The fair value of the warrant has been measured by utilizing the Black-Scholes option pricing model. The deferred compensation was amortized over the one-year life of the Yahoo! advertising and promotion agreement described below.

    In addition, on October 18, 1999, the Company entered into a binding advertising and promotion agreement whereby Yahoo! Inc. provided 226,038,600 page views to the Company over a one-year period commencing in December 1999. In consideration for such page views, the Company paid Yahoo! $ 5,000,000. Under the terms of the advertising and promotion agreement, the Company made a cash payment of $1,600,000 on the effective date of the agreement and an addition twelve cash payments of

                                DELTATHREE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--STOCKHOLDERS' EQUITY (CONTINUED)
$283,333 over the twelve months following the effective date. The $5,000,000 was charged to expense using the straight-line basis over the one-year life of the contract.

C.  CNET TRANSACTION

    On October 20, 1999, the Company issued to CNET Investments, Inc. 1,085,943 shares of Class A common stock and a warrant to purchase 466,028 shares of Class A common stock at an exercise price of $19.31 per share, or approximately $11.0 million in the aggregate, which was received in cash by the Company upon the issuance of the shares. The Company recorded approximately $2.7 million of deferred compensation expense in 1999 related to the issuance of the shares representing the difference between each of the purchase price of the Class A common stock as compared to the initial public offering price of the Class A common stock and the issuance of the warrant (using the Black-Scholes option pricing model for determining the fair value of the warrant). Amortization of the deferred compensation for the year ended December 31, 2000 amounted to $1,062,000.

    In addition, the Company entered into a binding development and promotion agreement with CNET in September 1999, which was amended effective July 1, 2000, whereby CNET provides various promotions to the Company to assist in promoting its PC-to-Phone product and related services. In consideration for these services, the Company is obligated to pay CNET a total of $11,000,000. Through December 31, 2000, the Company had paid CNET a total of $4,839,566. The Company will pay CNET an additional $146,677 per month through June 30, 2004.

D.  YOURDAY.COM TRANSACTION

    In February 2000, the Company issued 227,738 shares of Class A common stock, at an average market price of $46 per share, amounting to $10,500,000 in the aggregate to acquire all the outstanding shares of YourDay.com, Inc.

    The acquisition was accounted for as a purchase and the purchase price has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed, as follows:

Current liabilities.........................................  $   (32)
Property and equipment......................................      370
Intangible assets goodwill related to acquired technology...   10,162
                                                              -------
                                                              $10,500
                                                              =======

E.  RESTRICTED UNITS

    Through April 1999, a total of 1,121,324 restricted units had been granted to employees of the Company under the 1997 RSL COM Stock Incentive Plan. The restricted units were convertible into shares of RSL COM Class A common stock or cash (at RSL's discretion) based on the value of the Company on December 31 of each year, as determined with reference to the value of RSL COM. Of these restricted units, 836,147 have an exercise price of $0.0004 and were granted in 1997 and 1998 and 189,262 have an exercise price of $2.08, and were granted in 1998. In April 1999, an additional 95,915 restricted units were granted to employees of the Company with an exercise price of $5.11. The majority of the restricted units vest over a three-year period from the date of grant and were exercisable for a period of seven years from the date of grant. Upon completion of the Company's initial public offering, the Company issued shares of Class A common stock in exchange for vested restricted units on a one-for-one basis upon payment of the related exercise price and issued options to

                                DELTATHREE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--STOCKHOLDERS' EQUITY (CONTINUED) purchase shares of Class A common stock in exchange for unvested restricted units on a one-for-one basis, with the same exercise prices and vesting schedules as the corresponding restricted units.

    Pursuant to generally accepted accounting principles, the restricted units were considered variable awards. Consequently, the changes in the fair value of the underlying shares at each balance sheet date affected the aggregate amount of deferred compensation recorded by the Company. The Company recorded deferred compensation in connection with the restricted unit grants of approximately $1,800,000 through December 31, 1998 and an additional $14,393,000 during the year ended December 31, 1999. The additional amount for 1999, resulting from the difference between the fair value of restricted units and the initial offering price of $15, was included as a reduction of stockholders' equity and is being amortized by charges to operations over the vesting period.

F.  STOCK OPTIONS

    In April 1999, the Company agreed to grant options to purchase an aggregate of 1,076,761 shares of the Company's Class A common stock at an exercise price of $5.11 to executive officers of the Company. Such options vest over a three-year period from the date of grant and are exercisable for a period of seven years from the date of grant.

    The Company recorded deferred compensation related to the stock options of approximately $9,930,000 as of December 31, 1999, representing the difference between the exercise price and the initial offering price of $15.00. Such amount is included as a reduction in stockholders' equity and is being amortized by charges to operations over the three-year vesting period.

    In November 1999, the Company adopted the 1999 Stock Incentive Plan ("the Plan"). Under the Plan, 4,000,000 shares of Class A were reserved for issuance upon exercise of awards to be granted. In addition, the Company's compensation committee may grant both incentive and non-incentive stock options for shares of Class A common stock of the Company. The options generally have a term of seven years and become exercisable in three years in equal installments commencing on the first anniversary of the date of the grant. The purchase price per share payable upon exercise of an option is no less than the fair market value of the share at the date of grant. As of December 31, 2000, options to purchase 977,800 shares of Class A were outstanding with exercise prices ranging between $6.78 and $47.50 per share.

    A summary of the status of the Company's stock option plans as of December 31, 2000 and 1999 and changes during the years then ended, is presented below:

                                                           DECEMBER 31,
                                    -----------------------------------------------------------
                                                2000                           1999
                                    ----------------------------   ----------------------------
                                                WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                    ---------   ----------------   ---------   ----------------
Options outstanding at beginning
  of year.........................  1,952,537        $7.54                --        $   --
Granted during the year...........    475,000         7.85         1,952,537          7.54
Exercised during the year.........    319,229         4.10                --            --
Forfeited during the year.........    481,465         6.54                --            --
                                    ---------        -----         ---------        ------
                                    1,626,843        $8.72         1,952,537        $ 7.54
                                    =========        =====         =========        ======
Weighted average fair value of
  options granted during the
  year............................  $    4.00                      $    9.00
                                    =========                      =========

                                DELTATHREE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--STOCKHOLDERS' EQUITY (CONTINUED)
    If compensation cost for the Company's stock options and restricted units had been determined based on fair value at the grant date in accordance with SFAS No. 123, the Company's pro forma basic and diluted net loss and pro forma diluted net loss per share would have been as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     2000         1999         1998
                                                  ----------   ----------   ----------
                                                  ($ IN THOUSANDS, EXCEPT SHARE DATA)
Net loss:
  As reported...................................   $(48,257)    $(33,771)     $(7,121)
  Pro forma.....................................   $(50,453)    $(34,357)     $(6,475)
Net loss per share--basic and diluted:
  As reported...................................   $  (1.67)    $  (1.65)     $ (0.37)
  Pro forma.....................................   $  (1.75)    $  (1.68)     $ (0.34)

    For the purpose of presenting pro forma information required under SFAS
No. 123, the fair value of each restricted unit and option grant has been estimated on the date of grant using the minimum value method for grants in 1997 and 1998 and the period to November 22, 1999 (the date of the Company's initial public offering) and the Black-Scholes option pricing model for grants made after the Company became a public entity. The following assumptions were used: dividend yield of 0.00%; risk-free interest rate of 6%; an expected life of three years; and a volatility rate of 70%.

    Because the determination of the fair value of all options granted after the Company became a public entity included an expected volatility factor, in addition to the factors described in the preceding paragraph and since additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of reported net income for future years.

G.  EMPLOYEE STOCK PURCHASE PLAN

    During 1999, the Board of Directors approved an Employee Stock Purchase Plan (the "ESPP"), effective beginning November 23, 1999. Under the ESPP, the maximum number of shares to be made available under the ESPP is 5% of the number of outstanding shares.

    All full-time employees who have been employed by the Company for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount that exceeds $25,000 in total value of stock in any one year. The purchase price of the stock will be the lower of 85% of the fair market value on the first trading day of the offering period or the last trading day of the purchase period. The ESPP shall terminate upon the first to occur of (i) December 31, 2009 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 2000, there were aggregate purchases of 1,072 shares under the ESPP.

                                DELTATHREE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--RESEARCH AND DEVELOPMENT EXPENSES, NET

A.  RESEARCH AND DEVELOPMENT EXPENSES CONSIST OF THE FOLLOWING:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                              ($ IN THOUSANDS)
Salaries and related expenses........................   $5,388     $1,735     $ 948
Consulting and advisory fees.........................       --        225       197
Travel...............................................      344        125       146
Other................................................      893        253       260
                                                        ------     ------     -----
                                                         6,625      2,338     1,551
Less--reimbursement by Ericsson......................       --     (1,105)     (901)
                                                        ------     ------     -----
      Total research and development expenses........   $6,625     $1,233     $ 650
                                                        ======     ======     =====

B.  TECHNOLOGY AND MARKETING AGREEMENT WITH ERICSSON INC.

    In October 1997, the Company entered into a technology and marketing alliance with Ericsson Inc. for the development and deployment of advanced IP telephony gateways and communications software. Under this agreement, the Company is entitled to purchase hardware and software on preferential terms.

    During 1998 and 1999, due to difficulties in integrating the hardware and software purchased from Ericsson into the Company's network, the Company incurred significant costs. To compensate the Company for its costs, Ericsson agreed to offset amounts owed by the Company to Ericsson for network telecommunications equipment previously purchased from Ericsson with a fair value of $3 million. This offset represents Ericsson's reimbursement of the costs previously incurred by the Company. For the year ended December 31, 1999, the Company recognized $1,105,000 as an offset to research and development expenses, and $299,000 as an offset to cost of revenues incurred in respect of the network telecommunications equipment.

NOTE 13--IMPAIRMENT OF GOODWILL

    In February 2000, the Company issued 227,738 shares of Class A common stock, at an average market price of $46.00 per share, amounting to $10,500,000 in the aggregate to acquire all the outstanding shares of YourDay.com, Inc.

    In November 2000, the Company decided to deemphasize its consumer business and communications portal, and focus on generating revenues primarily through sales of its Hosted Communications Solution. As a result, the Yourday.com technology was not incorporated into the Company's offerings. Accordingly, the Company made a full write-off of the Yourday.com technology in the amount of $8,905,000.

NOTE 14--INCOME TAXES

A.  TAX LOSS CARRYFORWARDS

    As of December 31, 2000, the Company had net operating loss carryforwards generated in the U.S. and Israel of approximately $94,859,000 and $1,869,000, respectively. The Company's U.S. net operating loss carryforwards will expire at various dates beginning in 2011 if not utilized. In addition, a portion of

                                DELTATHREE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14--INCOME TAXES (CONTINUED)
those net operating loss carryforwards could be subject to limitation due to RSL COM's acquisition of the Company. The Company's net operating losses generated in Israel may be carried forward indefinitely.

B. IN ACCORDANCE WITH SFAS NO. 109, THE COMPONENTS OF DEFERRED INCOME TAXES ARE AS FOLLOWS:

                                                             DECEMBER 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
                                                           ($ IN THOUSANDS)
Net operating losses carryforwards................  $34,822    $14,403     $3,500
Less valuation allowance..........................  (34,822)   (14,403)    (3,500)
                                                    -------    -------     ------
  Net deferred tax assets.........................  $    --    $    --     $   --
                                                    =======    =======     ======

    As of December 31, 2000, 1999 and 1998, a valuation allowance of $34,822,000, $14,403,000 and $3,500,000, respectively, is provided as the realization of the deferred tax assets are not assured.

NOTE 15--SEGMENT REPORTING, GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS

    The Company operates in a single industry segment, IP communications services, and makes business decisions and allocates resources accordingly.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                    (US$ IN THOUSANDS)
Revenues by geographical location:
  United States.............................................  $20,862    $ 7,521     $4,922
  Europe....................................................    5,289      1,326        528
  South America.............................................       --        113         34
  Asia......................................................    3,162      1,174         --
  Other.....................................................    1,063        918        154
                                                              -------    -------     ------
      Total revenues........................................  $30,376    $11,052     $5,638
                                                              -------    -------     ------
Revenues from principal customers:
  Affiliates................................................  $13,977    $ 7,431     $3,896
                                                              =======    =======     ======

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Long-lived assets:
  United States.............................................  $14,972     $4,933
  Israel....................................................    3,251      1,899
  Europe....................................................    2,747        435
  Other.....................................................    1,300      2,232
                                                              -------     ------
      Total long-lived assets...............................  $22,270     $9,499
                                                              =======     ======

                                DELTATHREE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16--SUBSEQUENT EVENT

    In March 2001, RSL COM commenced insolvency proceedings in Bermuda. The outcome of this proceeding may result in either a restructuring of RSL COM's obligations or the sale of RSL COM's assets. A wholly-owned, non-operating subsidiary of RSL COM and an indirect subsidiary of RSL COM also initiated insolvency proceedings in the United Kingdom. In addition, RSL COM's principal operating subsidiary in the United States and another of its subsidiaries filed to reorganized under Chapter 11 of the U.S. Bankruptcy Code. The outcomes of these insolvency and reorganization proceedings may have an adverse effect on our business, including the termination of or default under our intercompany agreements with RSL COM.

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on the 30th day of March, 2001.

                                                       DELTATHREE, INC.

                                                       By:              /s/ PAUL C. WHITE
                                                            -----------------------------------------
                                                                          Paul C. White
                                                                     Chief Financial Officer

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Noam Bardin and Paul C. White his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chief Executive Officer,
                   /s/ NOAM BARDIN                       President and Director
     -------------------------------------------         (Principal Executive          March 30, 2001
                     Noam Bardin                         Officer)

                  /s/ PAUL C. WHITE                    Chief Financial Officer
     -------------------------------------------         (Principal Accounting and     March 30, 2001
                    Paul C. White                        Financial Officer)

     -------------------------------------------       Chairman of the Board of
                    Paul Domorski                        Directors

     -------------------------------------------       Director
                  Avery S. Fischer

                  /s/ ITZHAK FISHER
     -------------------------------------------       Director                        March 29, 2001
                    Itzhak Fisher

                /s/ ROBERT R. GRUSKY
     -------------------------------------------       Director                        March 30, 2001
                  Robert R. Grusky

                 /s/ YADIN KAUFMANN
     -------------------------------------------       Director                        March 30, 2001
                   Yadin Kaufmann

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ JACOB Z. SCHUSTER
     -------------------------------------------       Director                        March 30, 2001
                  Jacob Z. Schuster

     -------------------------------------------       Director
                    Nir Tarlovsky

     -------------------------------------------       Director
                   Oakleigh Thorne

                /s/ ERIC ZINTERHOFER
     -------------------------------------------       Director                        March 30, 2001
                  Eric Zinterhofer