Form 10-K405
period 2000-12-31
DELTATHREE INC
filed 2001-04-30
CIK 1086740

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             -----------------------
                                   FORM 10-K/A

 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER: 000-28063

                                DELTATHREE, INC.
               (Exact name of registrant as specified in charter)

            DELAWARE                                          13-4006766
            --------                                          ----------
   (State or other jurisdiction of                         (I.R.S. employer
   incorporation of organization)                          identification no.)

     75 BROAD STREET, 31ST FLOOR                               10004
       NEW YORK, NEW YORK 10004                              (Zip code)
       ------------------------
(Address of principal executive offices)

                                 ---------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 500-4850

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                             NAME OF EACH EXCHANGE ON WHICH THE
          TITLE OF EACH CLASS                                    SECURITIES ARE REGISTERED
          -------------------                                    -------------------------
Class A Common Stock, par value $0.001 per share                 Nasdaq National Market

      Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

      The aggregate market value of the Registrant's Class A common stock held by non-affiliates of the Registrant on March 22, 2001 was approximately $11,863,299. On such date, the last sale price of the Registrant's Class A common stock was $1.25 per share. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's Class A common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

      The number of shares outstanding of the Registrant's capital stock as of March 22, 2001 is as follows:

                                              NUMBER OF SHARES OUTSTANDING
        TITLE OF EACH CLASS                         AT MARCH 22, 2001
        -------------------                         -----------------
Class A Common Stock, $0.001 par value                  9,490,639
Class B Common Stock, $0.001 par value                 19,569,459

================================================================================

                                EXPLANATORY NOTE

      deltathree, Inc. (the "Company") hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 2000 (the "Original Filing") filed with the Securities and Exchange Commission on March 30, 2001. Each of the below referenced Items in Part III and Part IV are hereby amended by deleting the Items in their entirety and replacing them with the Items set forth herein. Any Item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      On April 26, 2001, RSL Communications, Ltd. ("RSL COM"), the Company's controlling stockholder and sole owner of the Company's Class B Common Stock, took action by written consent in lieu of an annual meeting to remove the Company's existing directors without cause. RSL COM also acted to amend the Company's By-laws to fix the number of directors on the Board of Directors to consist of five. The Company's existing directors were replaced with the following individuals:

DIRECTORS

      NOAM BARDIN, 29 - Chief Executive Officer and President. A co-founder of deltathree, Mr. Bardin is the visionary behind the Company and chief architect of its global strategy. Mr. Bardin discovered Internet telephony while working in the smartcard industry in Israel, communicating with his colleagues overseas via PC-to-PC calling technology. He founded deltathree as a reaction to the poor call quality available at the time and in response to the reality that telephones are more universally accessible than PCs. Mr. Bardin served as Vice President of Technology and Chief Technology Officer of deltathree since June 1997 before being named President and Chief Executive Officer in April 2000. He served as Global Network Director from November 1996 to May 1997. Prior to founding deltathree, he worked with Ambient Corporation and served as an officer in the Israeli Special Forces. Mr. Bardin graduated from Hebrew University with a degree in Economics.

      HILARY KRAMER, 36 - Director. Ms. Kramer became a director of deltathree in April 2001. Ms. Kramer is Senior Managing Director and Chief Investment Strategist for the Cisneros Group of Companies, a privately-owned global broadcast, media and telecommunications company. Ms. Kramer was a founder of the America Online joint venture, AOL Latin America, to bring Internet services into Latin America. Ms. Kramer leads AOL Latin America's management's business development and planning process. Ms. Kramer was also a founder of DIRECTV Latin America, a partnership with Hughes Electronics, and assists in managing the DIRECTV partnership. Ms. Kramer has worked in Lehman Brothers Inc.'s Investment Banking Division, as well as Morgan Stanley's Corporate Finance and Treasury Departments. Ms. Kramer graduated magna cum laude in 1986 from Wellesley College and holds an MBA from the Wharton School at the University of Pennsylvania.

      KEITH MAIB, 42 - Director. Mr. Maib became a director of deltathree in April 2001. Mr. Maib is a nationally recognized crisis and turnaround manager and the founder and managing partner of Canterbury Court Associates, LLC a crisis and turnaround management firm. He is currently serving as the Chief Restructuring Officer of RSL Communications Ltd. Previously, Mr. Maib was the President, Chief Executive Officer and a Director of PennCorp Financial Group, a life insurance holding company and the parent company of Southwestern Life Insurance Company and Security Life and Trust Insurance Company, Chief Financial Officer of Acordia, Inc., a property and casualty insurance broker, a partner at Coopers & Lybrand, the Chief Operating Officer of Borland, Inc., a software manufacturer and a partner at Price Waterhouse. Mr. Maib graduated in 1981 from the University of Kansas with a B.S. in Accounting. He is also a director of Sagent Technology, Inc., a software manufacturer and a number of privately held companies affiliated with RSL COM.

      JAMES MCDERMOTT, 39 - Director. Mr. McDermott became a director of deltathree in April 2001. Mr. McDermott is currently a Principal of Eagle Rock Group. From June 1998 to June 2000, Mr. McDermott was the Executive Vice President and Chief Financial Officer of PennCorp Financial Group, Inc. and affiliates, and held other positions with PennCorp from November 1992 through June 1998, including serving as Principal of Knightsbridge Capital Fund I, L.P., an investment fund specializing in leveraged-equity acquisitions of insurance and insurance-related businesses, from December 1994 through June 1998, Senior Vice President from May 1995 through June 1998, Chairman of the Board of Kivex.com, an Internet service provider, from December 1994 through July 1999, and Vice President and Controller--Insurance Operations from November 1992 through December 1994. Mr. McDermott graduated with a Bachelor of Business Administration from the University of Wisconsin--Madison in 1984.

      SHIMMY ZIMELS, 35 - Chief Operating Officer. Mr. Zimels joined deltathree in July 1997. Mr. Zimels is responsible for overseeing all operations, including network operations and customer accounts. Prior to joining deltathree, Mr. Zimels was the Controller and Vice President of Finance at Net Media Ltd., a leading Israel-based Internet Service Provider, from June 1995 to June 1997. From April 1991 to May 1995, Mr. Zimels was a senior tax auditor for the Income Tax Bureau of the State of Israel. Mr. Zimels graduated with distinction from Hebrew University with a degree in Economics and Accounting and holds a Masters in Economics from Hebrew University.

OTHER EXECUTIVE OFFICERS AND KEY EMPLOYEES

      Set forth below is a brief description of the present and past business experience of each of the persons who serve as executive officers or key employees of the Company who are not also serving as directors.

      ANDREW A. FINK -General Counsel. Mr. Fink joined the Company in September 2000. Mr. Fink is responsible for overseeing the Company's strategic partnering and mergers and acquisitions activity as well as the Company's legal policy and public reporting obligations. Prior to joining the deltathree, Mr. Fink was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York, New York where he worked in mergers and acquisitions, securities and general corporate counseling. Mr. Fink graduated from Columbia College, where he was elected to Phi Beta Kappa with an A.B. in European History and holds a J.D. from Columbia Law School.

      MARK GAZIT - Executive Vice President, Technology. Mr. Gazit joined the Company in May 2000. Mr. Gazit is responsible for overseeing, maintaining, and improving all technological aspects of the Company's operations and for spearheading the Company's research and development activities. Prior to joining the Company Mr. Gazit was Vice President, Technology and Infrastructure at NetVision Ltd. in Israel, where he was responsible for all aspects of the company's communications systems including design, deployment, and management of communications solutions via international fiber and satellite transmission. Before joining NetVision, Mr. Gazit co-founded NetMedia Ltd., where he served as Vice President, Technology and Research & Development from 1995 to 1997. From 1993 to 1995, Mr. Gazit served as Senior Systems Analyst and a computer engineer for WideCom Ltd., where he provided communications consulting services to companies such as Intel, Microsoft, National Bank of Israel and the Israeli Electricity Company. Mr. Gazit began his career in high-tech and communications in the Israeli Air Force, where he was a Senior Project Manager in an engineering unit, responsible for developing software and hardware solutions as well as managing the entire project cycle.

      LISA J. INDOVINO - Executive Vice President, Sales & Marketing. Ms. Indovino joined the Company in September 2000. Ms. Indovino is responsible for overseeing all sales, marketing, communications and business development activities within the Company and implementing the Company's strategy in those departments. Before joining the Company, Ms. Indovino worked for Lucent Technologies, where she was Director of Business Development. Ms. Indovino brings a wealth of experience in marketing, sales, strategy and business development, as well as a strong knowledge of business models within the telecommunications field. While at Lucent, Ms. Indovino led the effort to invest in pre-IPO technology companies for the Access Networks business unit and also led the ASP and ISV partner program. Prior to Lucent, Ms. Indovino was Executive Vice President at Customer

Information, Inc., a high technology research and consulting start-up where she was a founding partner. Ms. Indovino has also held senior-level positions in sales and business development with Mercedes-Benz of North America and Northern Business Information, Inc. Ms. Indovino graduated from Smith College with an A.B. in Economics.

      JOSE RUIZ-MARTINEZ - Managing Director of Europe. Mr. Ruiz-Martinez joined the Company in October 1999. Mr. Ruiz-Martinez is responsible for the Company's European operations, with a specific emphasis on European sales & marketing. Prior to joining the Company, Mr. Ruiz-Martinez worked for Ericsson A.B. in Spain (with management positions in the areas of operations, technical training and service sales), Sweden (as Senior Business Development Director for new markets and business segments) and the United States (as Global Accounts Director for global telecom operators). Mr. Ruiz-Martinez graduated from the Polytechnic University, Madrid (Spain) with a degree in Telecommunications Engineering and holds a Masters in Business Administration from the University of Economics of Stockholm (Sweden).

      PAUL C. WHITE -Chief Financial Officer. Mr. White joined the Company in September 2000 and is responsible for corporate finance and all financial aspects of the Company's operations, including accounting, tax, treasury, financial analysis, billing, internal audit, investor relations, real estate and procurement functions. Mr. White brings a vast array of experience in both the telecommunications and Internet industries having served as President and Chief Executive Officer of TelecomRFQ, Inc., a business-to-business start-up designed to facilitate telecommunications procurement between business buyers and major suppliers. Mr. White cultivated his expertise in both telecommunications and the Internet with senior-level positions at Buyersedge.com, where he served as Vice President of Operations & Finance, and at Southern New England Telecommunications (SNET), the SBC Communications, Inc. subsidiary, where he served as Director of IT Strategy & Finance, Director of Corporate Development and Director of Finance & Business Development between 1995 and 1999. Mr. White has also worked in senior-level positions at Ernst & Young, LLP and Arthur Andersen, LLP. Mr. White has a BBA and an MBA from Hofstra University, as well as a CPA.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

      The Company's certificate of incorporation, as amended and restated, provides that the number of members of the Company's board of directors shall be not less than three and not more than thirteen. The current number of directors on the board of directors is five. At each annual meeting of stockholders, directors will be elected to hold office for a term of one year and until their respective successors are elected and qualified. All of the officers identified above serve at the discretion of the board of directors.

      The Board had 4 regular and no special meetings during the fiscal year ended December 31, 2000. During the fiscal year ended December 31, 2000, each member of the Board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director. The Board has established an executive committee, a compensation committee and an audit committee to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The functions of these committees and their current members are set forth below.

      The Executive Committee is empowered to act on any matter except those matters specifically reserved to the full Board by applicable law. Prior to April 26, 2001, Itzhak Fisher, Nir Tarlovsky and Noam Bardin served as the members of the Executive Committee. The Board will appoint new members to the Executive Committee.

      The Compensation Committee is responsible for evaluating the Company's compensation policies, determining the Company's executive compensation policies and guidelines and administering the Company's stock option and compensation plans. Prior to April 26, 2001, Jacbob Z. Schuster and Yadin Kaufmann served as the members of the Compensation Committee. The Board will appoint new members to the Compensation Committee.

      In June 2000, the Board adopted a new charter for the Audit Committee. The charter contains the Audit Committee's mandate, membership requirements and duties and obligations. The Audit Committee reviewed the charter in March 2001 to determine its adequacy and will review the charter annually and, if appropriate, recommend revisions to the Board. Under the charter, the Audit Committee recommends to the Board the appointment of the firm selected to serve as the independent auditors for the Company and its subsidiaries and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent auditors the Company's annual audit and annual financial statements; reviews with management the status of internal accounting controls; evaluates issues having a potential financial impact on the Company which may be brought to the Audit Committee's attention by management, the independent auditors or the Board; evaluates the Company's public financial reporting documents; reviews the non-audit services to be performed by the independent auditors, if any; and considers the effect of such performance on the auditor's independence. Prior to April 26, 2001, Jacob Z. Schuster, Eric Zinterhofer and Robert R. Grusky served as the members of the Audit Committee. The Board will appoint new members to the Audit Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with all Section 16(a) forms they file.

      To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company, the Company believes that all of the Company's directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements during the fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth certain summary information concerning the compensation paid or awarded for services rendered during each of the Company's last three fiscal years to the chief executive officer of the Company and each of the four other most highly compensated executive officers of the Company in 1998, 1999 and 2000 whose total salary and bonus exceeded $100,000.

                                             ANNUAL COMPENSATION                    LONG-TERM
                                             --------------------------------------------------
                                                                                  COMPENSATION
                                                                                   SECURITIES
                                                                      OTHER        UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR    SALARY ($)  BONUS ($)   COMPENSATION  OPTIONS (#)  COMPENSATION
--------------------------------------------------------------------------------------------------------------
Noam Bardin                           2000     229,167     142,000     --            250,000         --
  President and Chief Executive       1999     170,000     136,000     --            173,938         --
  Officer...........................  1998     120,000      10,000     --              --            --
Amos Sela
  Former President and Chief          2000      57,500          --     --              --            --
  Executive Officer.................  1999     230,000     115,000     --            273,332         --
                                      1998          --          --     --              --            --
                                      2000     187,500     112,000     --            130,000         --
Shimmy Zimels                         1999     170,000     136,000     --            173,938         --
  Chief Operating Officer...........  1998          --          --     --              --            --
                                      2000     108,333          --     --              --            --
Mark J. Hirschorn                     1999     200,000     160,000     --            173,938         --
  Former Chief Financial Officer....  1998          --          --     --              --            --
Mark Gazit                            2000      83,333      54,000     --            303,938         --
  Executive Vice President,           1999          --          --     --              --            --
  Technology .......................  1998          --          --     --              --            --

OPTION GRANTS DURING FISCAL 2000

      The following table sets forth information regarding options to purchase shares of Class A Common Stock granted to the named executive officers during 2000.

                                                INDIVIDUAL GRANTS
                                                -----------------
                          SHARES OF      % OF TOTAL    EXERCISE       FAIR
                        COMMON STOCK       OPTIONS      PRICE        MARKET                   POTENTIAL REALIZABLE VALUE AT
                         UNDERLYING       GRANTED TO     PER        VALUE ON                  ASSUMED RATES OF STOCK PRICE
                           OPTIONS       EMPLOYEES IN   SHARE      GRANT DATE  EXPIRATION     APPRECIATION FOR OPTION TERM
NAME                     GRANTED (#)    FISCAL YEAR (%)  ($/SH)     ($/SH)        DATE            5%              10%
                        -------------- --------------- ---------  ----------  ------------    -----------     ------------
Noam Bardin ...........       250,000           15.32     1.375       1.375      12/31/07      139,941          326,122
Amos Sela..............            --              --        --          --            --           --               --
Shimmy Zimels.........        130,000            7.97     1.375       1.375      12/31/07       72,769          169,583
Mark J.  Hirschhorn....            --              --        --          --            --           --               --
                              173,938           10.66    6.9375      6.9375        8/1/07      491,246        1,144,812
Mark Gazit.............       130,000            7.97     1.375       1.375      12/31/07       72,769          169,583

OPTION EXERCISES IN FISCAL 2000 AND YEAR-END OPTION VALUES

      The following table sets forth information for the named executive offices with respect to option exercises during 2000 and the value as of December 31, 2000 of unexercised in-the-money options held by each of the named executive officers.

                                                                                NUMBER OF
                                                                               SECURITIES             VALUE OF
                                                                               UNDERLYING           UNEXERCISED
                                                                               UNEXERCISED          IN-THE-MONEY
                                                                               OPTIONS AT            OPTIONS AT
                                  SHARES                                      YEAR END (#)            YEAR-END
                                 ACQUIRED                   VALUE            EXERCISABLE ($)        EXERCISABLE
NAME                          ON EXERCISE (#)             REALIZED           /UNEXERCISABLE        /UNEXERCISABLE
                        ---------------------------- -------------------- ---------------------- -------------------
Noam Bardin ...........             --                       --              135,514/423,938          $186,332
Amos Sela..............           108,400                 $791,307                 --                   --
Shimmy Zimels..........             --                       --              95,514/303,938           $131,332
Mark J. Hirschorn......           57,979                  $312,657                 --                   --
Mark Gazit.............             --                       --                 0/303,938               --

DIRECTOR COMPENSATION

      The Company does not pay its directors cash compensation. Directors are reimbursed for the expenses they incur in attending meetings of the Board or Board committees. Each director who is not an employee of the Company receives options to purchase 24,848 shares of Class A Common Stock on the date such director is elected to the Board. Under the Company's 1999 Directors' Plan, each non-employee director will be eligible to receive on an annual basis options to purchase 10,000 shares of Class A Common Stock with an exercise price equal to the fair market value on the date of grant.

1999 DIRECTORS' PLAN

      The purposes of the 1999 Directors' Plan are to enable the Company to attract, maintain and motivate qualified directors and to enhance a long-term mutuality of interest between the Company's directors and stockholders of the Company's Common Stock by granting the Company's directors options to purchase the Company's shares.

      Under the Directors' Plan, on the first business day following each annual meeting of the Company's stockholders during the term of the Directors' Plan, each director who is not an employee of the Company will be granted options to acquire 10,000 shares of the Company's Class A Common Stock with an exercise price per share equal to the fair market value of a share of the Company's Class A Common Stock on the date of grant. These options will have a seven-year term and will become exercisable on the first anniversary of the date of grant. In addition, each director who was not an employee of the Company on the date of the completion of the Company's initial public offering was granted options to acquire 24,848 shares of the Company's Class A Common Stock with an exercise price per share equal to the initial public offering price. Each individual who becomes a director and was not an employee of the Company following completion of the initial public offering will be granted options to acquire 24,848 shares of the Company's Class A Common Stock with an exercise price per share equal to the fair market value on the date of grant. These options will have a seven-year term and will be immediately exercisable, but if exercised, subject to the 180-day lock-up to be imposed on the Company's officers and directors. The maximum number of shares that may be issued under the Directors' Plan is 600,000 shares of Class A Common Stock. The plan will terminate December 31, 2009, unless sooner terminated by the Company's stockholders.

EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with Messrs. Bardin and Zimels, each with the following principal terms:

      o The agreement is effective for a period of three years from the effective date.

      o The employee is entitled to receive a base salary as stated below, increased on each January 1, commencing January 1, 2001, by an amount equal to his base salary then in effect, multiplied by the applicable cost of living index during the prior year. The employee's base salary, as adjusted for cost of living increases, may be further increased at the option and in the discretion of the Board.

      o The employee shall be granted options to purchase shares of the Company's Class A Common Stock as set forth below, under the Company's 1999 Stock Incentive Plan. The employee's options are exercisable in installments, as long as the employee is employed by the Company on the applicable vesting date, and after an option is exercisable, that option remains exercisable until the expiration of seven years from the date of the agreement. If the employee is terminated for cause, following such date, all options will expire. The options are exercisable in three equal installments on each of the first, second and third anniversary of the effective date.

      o The employee's options are immediately exercisable in full upon a change of control. The employee's options, following any termination of the employee's employment, other than for cause, remain exercisable for the lesser of two years and the remaining term of his options.

      o If the employee's employment is terminated by the Company without cause or by the employee for good reason, the employee is entitled to receive previously earned but unpaid salary, vested benefits and a payment equal to his base salary as in effect immediately prior to the termination date.

      o If the employee dies or is unable to perform his duties, he or his representative or estate or beneficiary will be paid, in addition to any previously earned but unpaid salary and vested benefits, 12 months' total base salary reduced, in the case of disability, by any disability benefits he receives.

      The following table sets forth the position, base salary and number of shares of Class A Common Stock represented by the options granted for each of Messrs. Bardin and Zimels pursuant to their respective employment agreements:


                                                                                               OPTIONS TO PURCHASE
                                                                                                SHARES OF CLASS A
NAME                                               POSITION                     BASE SALARY       COMMON STOCK
Noam Bardin.................          President and Chief Executive Officer        $250,000          250,000
Shimmy Zimels...............          Chief  Operating Officer                     $200,000          130,000

1999 STOCK INCENTIVE PLAN

      The purpose of the Company's 1999 Stock Incentive Plan is to foster and promote the long-term financial success of the Company and materially increase stockholder value by (a) motivating superior performance by means of performance-related incentives, (b) encouraging and providing for the acquisition of an ownership interest in the Company by executive officers, other employees and consultants and (c) enabling the Company to attract and retain the services of an outstanding management team upon whose judgment, interest and effort the successful conduct of the Company's operations is largely dependent.

      GENERAL. The plan provides for the grant of (i) incentive stock options and non-incentive stock options to purchase our common stock; (ii) stock appreciation rights, which may be granted in tandem with or independently of stock options; (iii) restricted stock and restricted units; (iv) incentive stock and incentive units; (v) deferred stock units; and (vi) stock in lieu of cash. The Company reserved 4,000,000 shares of Class A Common Stock for issuance upon exercise of awards to be granted under the plan.

      ADMINISTRATION. The plan will be administered by the Compensation Committee or such other committee as designated by the Board. This committee will be made up of at least two directors who are not employees of the Company and whose membership on the committee (i) does not adversely impact the Company's ability to deduct compensation payments made under the plan and (ii) will permit recipients of awards to avail themselves of exemptions under federal securities laws.

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

1999 PERFORMANCE INCENTIVE PLAN

      The purpose of the Company's 1999 Performance Incentive Plan is to assist the Company and its subsidiaries to attract, retain, motivate and reward the best qualified executive officers and key employees by providing them with the opportunity to earn competitive compensation directly linked to the Company's performance.

      GENERAL. Under the plan, bonuses are payable if the Company meets any one or more of several performance criteria, which are to be set annually by the committee, after receipt of the proposed annual budget for the coming year from management. It is expected that proposed performance criteria for the coming year will be presented by management in the fourth quarter of the current year and approved not later than March 31 of the next year. It is expected that the period over which performance is to be measured will be one year.

      The committee shall determine whether bonuses payable under the plan will be paid in cash, shares of common stock or in any combination thereof, provided that not less than 50% of any bonus shall be in cash. No more than 400,000 shares common stock may be issued under the plan.

      ADMINISTRATION. The plan will be administered by the Compensation Committee or such other committee as designated by our board of directors. This committee will be made up of directors who are not our employees and whose membership on the committee (i) does not adversely impact our ability to deduct compensation payments made under the plan and (ii) will permit recipients of awards to avail themselves of exemptions under federal securities laws. The committee will establish the performance targets and certify whether such performance targets have been achieved.

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

1999 EMPLOYEE STOCK PURCHASE PLAN

      The purpose of the Company's 1999 Employee Stock Purchase Plan is to align employee and stockholder long-term interests by facilitating the purchase of common stock by employees and to enable employees to develop and maintain significant ownership of common stock.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Executive compensation decisions in 2000 were made by the Compensation Committee. During 2000, no interlocking relationship existed between the Company's Board of Directors and the board of directors or compensation committee of any other company.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

      The following table sets forth information with respect to the beneficial ownership of shares of the Company's Class A Common Stock and the Company's Class B Common Stock as of April 27, 2001 and the beneficial ownership of shares of the capital stock of RSL COM as of March 22, 2001 by:

      o each person who the Company knows owns beneficially more than 5% of the Company's Common Stock

      o     each of the Company's directors individually

      o     each of the Company's named executive officers individually

      o     all of the Company's executive officers and directors as a group

      Unless otherwise indicated, to the Company's knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of Common Stock that an individual or group has the right to acquire within 60 days of April 27, 2001 pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

                                                              SHARES OF                  SHARES OF
                                                             DELTATHREE                   RSL COM
                                                            CAPITAL STOCK               CAPITAL STOCK
                                                         BENEFICIALLY OWNED           BENEFICIALLY OWNED
                                                      NUMBER      PERCENTAGE(1)     NUMBER     PERCENTAGE(2)
                                                      ------      -------------     ------     -------------
PRINCIPAL STOCKHOLDERS:
RSL Communications, Ltd.
810 Seventh Avenue, 39th Floor
New York, NY 10019 (2) .........................     19,569,459        67.3%          --              -- %
Ronald S. Lauder
c/o RSL Communications, Ltd (2)(3) .............     19,574,459        67.3             (2)             (2)
CNET Investments, Inc.
150 Chestnut Street
San Francisco, California 94111 ................      1,551,971(4)      5.3           --              --

EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS:
Noam Bardin (5)(6) .............................        757,421         2.6           --              --
Shimmy Zimels (5)(7) ...........................        473,407         1.6           --              --
Mark Gazit (5)(8) ..............................        303,938        *              --              --
Paul C. White (5)(8) ...........................        160,000        *              --              --
Lisa J. Indovino (5)(8) ........................        160,000        *              --              --
Andrew A. Fink (5)(8)...........................         70,000        *              --              --
Jose Ruiz-Martinez (5)(9) ......................         67,000        *              --              --
Hilary Kramer (8)(10) ..........................         34,848        *              --              --
Keith Maib (8)(11) .............................         34,848        *              --              --
James McDermott (8)(12) ........................         34,848        *              --              --
All Directors and Executive
Officers as a group (10 persons) (13) ..........      2,096,310         7.2             (2)             (2)

* Less than 1%.

(1) Percentage of beneficial ownership is based on (a) 19,569,459 shares of Class B Common Stock issued to RSL COM and (b) 9,490,639 shares of Class A Common Stock outstanding as of March 22, 2001.

(2) In March 2001, RSL COM commenced insolvency proceedings in Bermuda. The outcome of these proceedings may result in either a restructuring of RSL COM's obligations or the sale of RSL COM's assets. The effect of the outcome of these proceedings on the existing capital stock of RSL COM remains uncertain.

(3) Ronald S. Lauder, together with a number of entities, including entities formed for the benefit of charities and members of his family, own shares of RSL COM's capital stock that enable him to vote more than 50% of RSL COM's capital stock. As a result, he may be deemed to be the beneficial owner of the Company's capital stock owned by RSL COM. Mr. Lauder disclaims beneficial ownership of these shares.

(4) Includes a warrant to purchase 466,028 shares of Class A Common Stock.

(5) The address for the director or executive officer listed is c/o the Company.

(6) Includes options to purchase 503,938 shares of Class A Common Stock.

(7) Includes options to purchase 383,938 shares of Class A Common Stock.

(8) Represents options to purchase shares of Class A Common Stock.

(9) Includes (a) 3,000 shares of Class A Common Stock and (b) options to purchase 64,000 shares of Class A Common Stock.

(10) The address for Ms. Kramer is c/o Cisneros Group of Companies, 36 East 61st Street, New York, New York.

(11) The address for Mr. Maib is c/o RSL Communications Ltd.

(12) The address for Mr. McDermott is c/o Eagle Rock Group, 7918 Jones Beach Drive, Suite 600, McLean, Virginia 22102.

(13) Includes options to purchase 1,750,358 shares of Class A Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company believes that all of the transactions set forth below were made on an arms-length basis. All future transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the outside directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

RSL COM

      On July 23, 1997, RSL COM acquired 51% of the Company's outstanding share capital. From that date through March 31, 1998, RSL COM continued to purchase additional shares from the Company's other stockholders. On March 31, 1998, the Company entered into a merger agreement with RSL COM and the Company's remaining minority stockholders. Pursuant to the agreement, the Company merged with and into a newly formed wholly-owned subsidiary of RSL COM. Since RSL COM's acquisition of a controlling interest in the Company, RSL COM has funded the Company's cash requirements through inter-company loans bearing interest at the rate of 14% per annum. In November 2000, the Company paid in full $13.0 million in principal and accrued interest owed to RSL COM under inter-company loans. Prior to the closing of the Company's initial public offering, RSL COM made available an additional $10 million line of credit bearing interest at the rate of 14% per annum. The Company did not draw on the RSL COM line of credit, which terminated on November 1, 2000. The Company has agreed with RSL COM that it will not incur any debt other than inter-company debt without RSL COM's written consent so long as the Company is a restricted subsidiary under RSL COM's indentures.

      Since the Company's initial public offering, RSL COM has been the Company's controlling stockholder and owns 100% of the outstanding Class B Common Stock, which represents approximately 95.5% of the combined voting power of all of the Company's outstanding capital stock and approximately 67.4% of the economic interest in the Company.

      For so long as RSL COM continues to beneficially own shares of capital stock representing more than 50% of the combined voting power of the Company's outstanding capital stock, it will be able to approve any matter submitted to a vote of the Company's stockholders, including, among other things, the election of all members of the Board of Directors. In addition, the non-competition provision in the services agreement with RSL COM terminates on September 3, 2001. See "--Services Agreement." Therefore, various conflicts of interest could arise between the Company and RSL COM.

      RSL COM has no contractual obligation to retain its shares of Class B Common Stock. As a result, there can be no assurance concerning the period of time during which RSL COM will retain its ownership of the Class B Common Stock. See "--Registration Rights Agreement."

      In March 2001, RSL COM commenced insolvency proceedings in Bermuda. The outcome of this proceeding may result in either a restructuring of RSL COM's obligations or the sale of RSL COM's assets. A wholly-owned, non-operating subsidiary of RSL COM and an indirect subsidiary of RSL COM also initiated insolvency proceedings in the United Kingdom. In addition, RSL COM's principal operating subsidiary in the United States and another of its subsidiaries filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The outcomes of these insolvency and reorganization proceedings may have an adverse effect on the Company's business, including the termination of or default under the Company's intercompany agreements with RSL COM. Both of the Company's services agreement and management agreement with RSL COM may be terminated in the event of bankruptcy or insolvency of RSL COM. If, in connection with the outcome of its insolvency proceedings, RSL COM's sale of its assets includes the sale of its ownership interest in the Company, both of the Company's management agreement and intercompany compliance agreement with RSL COM terminate, and RSL COM will have the right to terminate the services agreement if it holds less than 50% of the Company's capital stock. In addition, the effect of the outcome of these proceedings on RSL COM's and the Company's obligations under RSL COM's indentures remains uncertain.

INTERCOMPANY COMPLIANCE AGREEMENT

      The Company has entered into an agreement with RSL COM under which the Company has agreed not to take any action which would cause RSL COM to default under its indentures. In order to help RSL COM comply with its indentures, the Company has have also agreed to obtain RSL COM's written consent before incurring any debt and to provide RSL COM with information that it requires for its reporting obligation under its indentures and under the securities laws.

SERVICES AGREEMENT

      The Company entered into a services agreement with RSL COM on July 23, 1997, which was subsequently amended and restated as of September 3, 1999. As amended and restated, the agreement extends to September 2, 2004, and is automatically extended for additional one-year terms unless terminated by RSL COM or the Company. The services agreement may be terminated by the Company or RSL COM for cause, by the non-bankrupt party in the event of bankruptcy of the other party or by RSL COM should RSL COM and/or its affiliates hold less than 50% of the voting control of the Company's outstanding Common Stock.

SERVICES AND FACILITIES

      Under the agreement, if the Company requires equipment space or limited office space at any location where RSL COM maintains an office or equipment, RSL COM is required to use its reasonable best efforts to provide the Company such space. However, RSL COM is not obligated to provide the Company with office space for more than that required by two full-time employees, and RSL COM is entitled to vacate space without it being deemed a breach of the agreement. The Company is required to pay RSL COM its proportionate share of all lease payments associated with such office or equipment space. In addition, RSL COM is required to make reasonable efforts to assist the Company in obtaining Internet, frame relay and dedicated lines from third parties in countries where RSL COM has communication switches co-located with our network servers at the same price that RSL COM pays such third parties. As of December 31, 2000, the Company co-located offices in five locations and equipment in five locations. RSL COM is also required to use its reasonable efforts to purchase dedicated bandwidth connectivity on the Company's behalf from third party bandwidth suppliers at the same price as RSL COM pays such third party suppliers. As a result, the Company realizes certain bulk pricing benefits received by RSL COM.

     Under the services agreement, RSL COM is also required to provide the Company with the following services:

         o domestic inbound traffic termination--RSL COM is required to terminate the Company's domestic inbound traffic through RSL COM's switches in countries where the Company's servers and RSL COM's switches are co-located. This termination service is provided to the Company at the then prevailing fair market rates for such service.

         o international outbound termination--RSL COM is required to terminate the Company's international outbound telephone traffic in each country where the Company's servers and RSL COM's switches are co-located and RSL COM has contracted to receive such services in the ordinary course. This termination service is provided to the Company at the then prevailing fair market rates for such service.

         o traffic origination--RSL COM is required to use its best efforts to assist the Company in obtaining services, including toll-free services, from local third parties which will provide the Company's users with the ability to access the Company's network at the same rates offered by such third parties to RSL COM in countries where the Company's servers and RSL COM's switches are colocated.

         o use of RSL COM switches--RSL COM is required to provide the Company with use of RSL's switches to connect the Company's carrier customers in each location where the

              Company's servers and RSL COM's switches are colocated. The termination rate is $0.01 per minute. The Company is charged for a minimum usage of 100,000 minutes per month per switch per connection, whether or not such minutes are used. In addition, RSL COM provides the Company's carrier customers billing and other similar customer-related services at a charge of $0.01 per minute of carrier traffic usage. Based on switches currently used, RSL COM charges the Company a minimum of $7,000 per month.

         o use of prepaid calling platform--RSL COM is required to provide the Company with access to, and use of, RSL COM's prepaid calling platform in each location where the Company's servers and RSL COM's switches are co-located. If the Company elects to use RSL COM's prepaid calling platform, the Company will be charged for a minimum of 100,000 minutes per month. The fee for using RSL COM's prepaid calling platform is $0.01 per minute of traffic usage. In addition, RSL COM is required to provide the Company with additional customer-related services for the Company's prepaid calling services at a rate of $0.015 per minute of traffic usage. To date, the Company has not elected to purchase such services.

In the event any of RSL COM's current or future strategic partner objects to RSL COM providing the Company with any of the foregoing services, RSL COM can cease providing the service to the Company. A strategic partner is a minority shareholder in RSL COM or any RSL COM subsidiary owning more than 10% of the common stock of such entity. However, RSL COM is required to use reasonable efforts to encourage its strategic partners not to object. To date, no strategic partner has objected to RSL COM providing the Company with these services.

      Under the services agreement, the Company is required to provide Internet telephony services and facilities to RSL COM necessary to route RSL COM's international telecommunications traffic between all originations and destinations the Company services. The agreement provides that the Company is required to use, at RSL COM's request, up to 50% of the Company's network capacity to route RSL COM's international telecommunications traffic between the Company's origination and termination points. Through November 22, 2001, RSL COM has committed to purchase a minimum of 50 million minutes per annum of voice and fax transmission services from the Company. If RSL COM fails in this commitment RSL COM will be required to pay the Company a shortfall charge of 10% of the average daily weighted coverage price per minute charged by the Company to RSL COM in the last three months of each annual period. If the Company is no longer a subsidiary of RSL COM, RSL COM's minimum purchase obligation will cease. These services are provided to RSL COM at the then prevailing fair market rates. However, the services agreement does not specify procedures for establishing such rates.

MARKETING

      Under the services agreement, the Company and RSL COM will engage in joint marketing. Each of the Company and RSL COM is required to place, in a prominent location, a link on its home page Web site to the other's home page Web site. The Company and RSL COM will also cross-sell each other's products and services, including through promotional materials and customer service representatives and other additional promotional efforts. However, neither the Company nor RSL COM are required to market or promote a product or service of the other if such product or service competes with the other party's product or service.

NON-COMPETITION

      Under the services agreement, RSL COM is prohibited from competing with the Company in providing Internet telephony services as described in the services agreement, provided that the Company provides RSL COM with any requested Internet telephony services promptly and with quality assurance. However, this non-competition provision terminates on September 3, 2001 and the scope of such provision is subject to the following limitations:

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

      o the non-competition provision does not apply to RSL COM's subsidiaries that become publicly traded companies; and

      o Internet telephony services under the non-competition provision are limited to (1) phone to phone services marketed as IP to the general public, including both individuals and businesses and (2) the following enhanced IP communication services: PC-to-Phone, In Box, Click IT, Global Roaming, IP-initiated conference calls, Phone-to-PC, information services and white boarding.

MANAGEMENT AGREEMENT

      The Company entered into an agreement with RSL COM pursuant to which RSL COM has agreed from the time the Company completed its initial public offering until such time as the Company is no longer a subsidiary of RSL COM, RSL COM will provide to the Company the following services:

      o     international legal services

      o financial services, including assistance in accounting, financial reporting, budgeting, business controls, tax and treasury related matters

      o     corporate finance and mergers and acquisition advisory services

      o     assistance with network planning

      o     product development

      o     assistance with strategic planning

      o     availability of RSL COM management

      The Company has agreed to pay to RSL COM $20,000 per month for these services, subject to adjustments for inflation.

RELEASE AND INDEMNIFICATION AGREEMENT

      The Company has entered into an agreement with RSL COM, pursuant to which the Company and RSL COM have agreed to release each other from any claims existing or arising from acts or events occurring or failing to occur prior to the date of the agreement, other than those arising from the agreement, the services agreement, the management agreement, the intercompany credit agreement, the compliance agreement and other commercial transactions between the Company and RSL COM. Further, the Company and RSL COM have agreed to indemnify each other for breaches of the existing agreements described above.

CNET INVESTMENTS, INC.

      In October 1999, the Company entered into a marketing and promotion agreement with CNET. Under this agreement, merchants on CNET's shopping sites are able to integrate the Company's PC-to-phone software to enable users to make a PC-to-phone call directly to such merchant from the CNET shopping site using the Company's Click IT service. In addition, CNET has agreed to display banners and other promotions on its Web sites that will link to the Company's Web site. The initial term of the contract is two years. The Company paid CNET approximately $4.8 million under this agreement during 2000 and will pay an additional $146,677 per quarter for the services provided through June 30, 2004.

      On October 20, 1999, the Company issued to CNET for approximately $11 million 1,085,943 shares of the Company's Class A Common Stock and warrants to purchase 466,028 shares of the Company's Common Stock at an exercise price of $19.31 per share exercisable for the term of the promotion agreement with CNET. CNET is entitled to request that the Company register their shares under the Securities Act and to include their shares in the Company's future registered equity offerings.

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

EXHIBIT
NUMBER            DESCRIPTION

3.1.1*            Form of Restated Certificate of Incorporation of deltathree, Inc.
3.1.2             Form of Amendment to Restated Certificate of Incorporation of deltathree, Inc.
3.2*              Form of Amended and Restated By-laws of deltathree, Inc.
4.1*              Specimen Certificate of Common Stock.
4.2*              Specimen Certificate of Class B Common Stock.
4.3*              Registration Rights Agreement, dated September 1, 1999, between RSL Communications, Ltd.
                  and deltathree, Inc.
10.1*             Amended and Restated Services Agreement, dated September 3, 1999, between RSL
                  Communications, Ltd. and deltathree, Inc.
10.2*             Form of deltathree, Inc. 1999 Stock Incentive Plan.
10.3*             Form of deltathree, Inc. 1999 Employee Stock Purchase Plan.
10.4*             Form of deltathree, Inc. 1999 Performance Incentive Plan.
10.5*             Form of deltathree, Inc. 1999 Directors' Plan.
10.6*             Employment Agreement, effective as of April 1, 1999, between Noam Bardin and deltathree, Inc.
10.7***           Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Noam Bardin and deltathree, Inc.
10.8*             Employment Agreement, effective as of April 1, 1999, between Shimmy Zimels and deltathree, Inc.
10.9***           Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Shimmy Zimels and deltathree, Inc.
10.10***          Employment Agreement, effective as of May 2000, between Mark Gazit and deltathree, Inc.
10.11             Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Mark Gazit and deltathree, Inc.
10.12             Amendment No. 2 to Employment Agreement, effective as of March 26, 2001, between Mark Gazit and deltathree, Inc.
10.13***          Employment Agreement, effective as of August 28, 2000, between Paul White and deltathree, Inc.
10.14***          Employment Agreement, effective as of August 30, 2000, between Lisa J. Indovino and deltathree, Inc.
10.15*            Investor Rights Agreement, dated as of September 29, 1999, between Yahoo! Inc. and deltathree, Inc.

10.16*            Form of Warrant issued to Yahoo! Inc on October 18, 1999.
10.17*            Management Agreement, dated as of November 1, 1999, between deltathree, Inc. and RSL
                  Communications, Ltd.
10.18*            Amendment to Services Agreement by and between RSL Communications, Ltd.  and deltathree,
                  Inc., dated November 1, 1999.
10.19*            Investor Rights Agreement dated as of October 20, 1999 between CNET Investments, Inc. and deltathree, Inc.
10.20*            Form of Warrant issued to CNET Investments, Inc. on October 20, 1999.
10.21*            Intercompany Compliance Agreement, dated as of November 1, 1999, between RSL
                  Communications, Ltd., RSL Communications PLC and deltathree, Inc.
10.22*            Development and Promotion Agreement, effective as of September 22, 1999, between CNET, Inc.
                  and deltathree, Inc.
10.23*            Form of Proposed Release and Indemnification Agreement between RSL Communications, Ltd.
                  and deltathree, Inc.
10.24**           Agreement and Plan of Merger, dated as of February 3, 2000, between deltathree, Inc.,
                  YourDay Acquisition Corp., YourDay.com, Inc. and SenseNet Inc.
23.1****          Consent of Brightman Almagor & Co.
24.1****          Power of Attorney (included on Signature Page)

--------------

* Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-86503).
** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on May 15, 2000.
*** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 14, 2000.
**** Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 30, 2001.

                 (b)  Reports on Form 8-K.

                 During fiscal 2000, we did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on the 30th day of April, 2001.

                           DELTATHREE, INC.

                           By:  /s/ PAUL C. WHITE
                                --------------------------------
                                   Paul C. White
                                   Chief Financial Officer