Form 10-Q
period 2001-03-31
DELTATHREE INC
filed 2001-05-14
CIK 1086740

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

                      Commission file number 000-28063


                              DELTATHREE, INC.

           (Exact name of registrant as specified in its charter)


                      Delaware                                  13-4006766
          (State or other jurisdiction of                    (I.R.S. employer
           incorporation or organization)                   identification no.)





                  75 Broad Street                                10004
                 New York, New York                           (Zip code)
        (Address of principal executive offices)


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

Yes |X|     No |  |


         As of May 10, 2001, the registrant had 9,486,954 shares of Class A Common Stock, par value $0.001 per share, and 19,569,459 shares of Class B Common Stock, par value $0.001 per share, outstanding.


                              DELTATHREE, INC.

                             Table of Contents



                                                                                                               Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
    and December 31, 2000.........................................................................................1
Condensed Consolidated Statements of Operations for the Three Months Ended
    March 31, 2001 (Unaudited) and March 31, 2000 (Unaudited).....................................................2
Condensed Consolidated Statements of Cash Flows for the Three Months Ended
    March 31, 2001 (Unaudited) and March 31, 2000 (Unaudited).....................................................3
Notes to Condensed Consolidated Financial Statements..............................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................................7

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................9

Item 2.  Change in Securities and Use of Proceeds.................................................................9

Item 4.  Submission of Matters to a Vote of Security Holders......................................................9

Item 5.  Other Information........................................................................................9

Item 6.  Exhibits and Reports on Form 8-K........................................................................11

Signatures.......................................................................................................13

Exhibit Index....................................................................................................14



                                   PART I
                           FINANCIAL INFORMATION

Item 1.           Financial Statements.

                              DELTATHREE, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              As of           As of
                                                               March 31,     December 31,
                                                               2001            2000
                                                              (unaudited)
                                                                -----------   ----------
                                                               ($ IN THOUSANDS)
                                   ASSETS

Current assets:
  Cash and cash equivalents.................................  $16,453    $ 20,857
  Short-term investments....................................   28,222      30,542
  Accounts receivable, net .................................    2,891       3,245
  Due from affiliates ......................................    1,106         331
  Prepaid expenses and other current assets ................    2,009       2,084
                                                              -------    --------
      Total current assets..................................   50,681      57,059
                                                              -------    --------
Property and equipment, Net. ...............................   21,353      22,270
                                                              -------    --------
Goodwill, net ..............................................    5,667       6,425
                                                              -------    --------
Deposits....................................................      449         415
                                                              -------    --------
  Total assets..............................................  $78,150     $86,169
                                                              =======    ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    6,041       5,236
  Due to affiliates ........................................    2,772       2,721
  Deferred revenues.........................................      233         251
  Other current liabilities ................................    4,148       5,313
                                                              -------    --------
      Total current liabilities.............................   13,194      13,521
                                                              -------    --------
Long-term liabilities:
  Severance pay obligations ................................      198         169
                                                              -------    --------
      Total liabilities.....................................   13,392      13,690
                                                              -------    --------
Commitments and contingencies

Stockholders' equity:
  Class A Common stock, -- par value $0.001.................        9           9
  Class B Common stock, -- par value $0.001.................       20          20
  Additional paid-in capital................................  166,733     166,733
  Deferred compensation.....................................   (2,320)     (2,588)
  Accumulated deficit.......................................  (99,684)    (91,695)
                                                              -------    --------
      Total stockholder's equity............................   64,758      72,479
                                                              -------    --------
      Total liabilities and stockholder's equity............  $78,150     $86,169
                                                              =======    ========

                    See notes to condensed consolidated
                           financial statements.



                              DELTATHREE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                     -------------------------
                                                         2001          2000
                                                           (unaudited)
                                                     -----------   -----------
                                                  ($ IN THOUSANDS EXCEPT SHARE DATA)

Revenues:

     Affiliates.....................................       1,446         4,758
     Non-affiliates.................................       4,580         1,812
                                                     -----------   -----------
          Total revenues............................       6,026         6,570

Costs and operating expenses:
   Cost of revenues, net............................       5,339         5,689
   Research and development expenses, net...........       1,836         1,202
   Selling and marketing expenses...................       3,214         4,945
   General and administrative expenses (exclusive of
      Non-cash compensation expense shown below)....       2,050         1,167
   Non-cash compensation expense....................         268         2,398
   Depreciation and amortization....................       1,971         1,353
                                                     -----------   -----------
          Total costs and operating expenses........      14,678        16,754
                                                     -----------   -----------
Loss from operations................................      (8,652)      (10,184)
Income taxes........................................         (69)           -
Interest income (expense), net......................         732           925
                                                     -----------   -----------
Net loss............................................ $    (7,989)  $    (9,259)
                                                     ===========   ===========

Net loss per share--basic and diluted............... $     (0.27)  $     (0.32)

Weighted average shares outstanding-basic
  and diluted.......................................  29,056,413     28,715,329

                           See notes to condensed
                    consolidated financial statements.




                              DELTATHREE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                     -------------------------
                                                         2001          2000
                                                            (unaudited)
                                                    -----------   -----------
                                                  ($ IN THOUSANDS EXCEPT SHARE DATA)

Cash flows from operating activities:
Net loss..........................................  $   (7,989)   $   (9,259)

Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization..................       1,970         1,353
   Amortization of deferred compensation..........         268         2,398
   Write-down of investment.......................           -            (6)
   Capital loss, net. ............................           5             -
   Increase in liability for severance pay........          29           115
   Provision for losses on accounts receivable....         563           (18)
Changes in assets and liabilities:
   Increase in accounts receivable................        (209)         (158)
   Decrease (increase) in other current assets
     and due from affiliates......................        (700)        1,395
   Increase in accounts payable...................         805            52
   Increase (decrease) in deferred revenues.......         (18)          109
   Increase (decrease) in current liabilities
     and due to affiliates........................       (1,114)        (239)
                                                    -----------   -----------
                                                          1,599         5,001
                                                    -----------   -----------
Net cash used in operating activities.............       (6,390)      (4,258)
                                                    -----------   -----------
Cash flows from investing activities:
   Purchase of property and equipment.............         (754)      (1,895)
   Proceeds from disposal of property and
     equipment....................................          454            28
   Increase in deposits...........................          (34)         (393)
                                                    -----------   -----------
Net cash used in investing activities.............         (334)       (2,260)
                                                    -----------   -----------
Cash flows from financing activities:
   Decrease (increase) in short-term investments..        2,320       (24,907)
   Payments of short-term debt from affiliates....          --         (2,607)
   Expenses relating to share issuance in 1999....          --           (272)
   Proceeds from exercise of employee options.....          --            134
   Proceeds of other long-term debt...............          --            132
                                                    -----------   -----------
Net cash provided by (used in) financing
  activities......................................       2,320        (27,520)
                                                    -----------   -----------
Increase (decrease) in cash and cash
  equivalents.....................................     (4,404)        (34,038)

Cash and cash equivalents at beginning of
  period..........................................      20,857         89,957
                                                    -----------   -----------
Cash and cash equivalents at end of period........  $   16,453    $    55,919
                                                    ===========   ===========

                    See notes to condensed consolidated
                           financial statements.



                              DELTATHREE, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.       Basis of Presentation

         The unaudited condensed consolidated financial statements of deltathree, Inc. and its subsidiaries (collectively, "the Company"), of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.       Net Loss Per Share

         The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share, as their effect would be antidilutive.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenues

         Affiliates. Revenues from affiliates were $1.4 million for the three months ended March 31, 2001 compared to $4.8 million for the three months ended March 31, 2000, a decrease of $3.3 million or 69.6%. The decrease in revenues from affiliates was due to an decrease in sales of calling card products through our affiliate RSL COM USA.

         Non-affiliates. Revenues from non-affiliates were $4.6 million for the three months ended March 31, 2001 compared to $1.8 million for the three months ended March 31, 2000, an increase of $2.8 million or 152.8%. Revenues from carrier transmission services for telecommunications carriers other than RSL COM were approximately $0.8 million for the three months ended March 31, 2001 compared to approximately $0.5 million for the three months ended March 31, 2000, an increase of approximately $0.3 million or 43.2%. The increase was primarily due to an increased demand from a larger customer base. Revenues from enhanced IP communications services were $3.3 million for the three months ended March 31, 2001 compared to $1.2 million for the three months ended March 31, 2000, an increase of $2.1 million or 175%. The increase in revenues from enhanced IP communications services was due to integration and other service fees received from partners in our Hosted Communications Solution as well as a greater number of PC-to-phone and phone-to-phone calls being placed by an increasing user base.

         Revenues from carrier transmission services to RSL COM and other telecommunications carriers accounted for 30.5% and 33.6% of revenues for the periods ended March 31, 2001 and March 31, 2000, respectively. As revenues from the Company's enhanced IP communication services continue to grow as a percentage of total revenue, we expect that its revenues from carrier transmission services will continue to account for a declining percentage of its revenues. Other than RSL COM, no other customer accounted for greater than 10% of the Company's revenues during these periods.

Costs and Operating Expenses

         Cost of revenues. Cost of revenues were $5.3 million for the three months ended March 31, 2001 compared to $5.7 million for the three months ended March 31, 2000. The decrease in cost of revenues was due primarily to a decrease in the amount of traffic being terminated.

         Research and development expenses. Research and development expenses were $1.8 million for the three months ended March 31, 2001 compared to $1.2 million for the three months ended March 31, 2000. The increase in research and development expenses was due to greater costs incurred in hiring additional personnel to develop new services and enhancements to our existing services.

         Selling and marketing expenses. Selling and marketing expenses were $3.2 million for the three months ended March 31, 2001 compared to $4.9 million for the three months ended March 31, 2000, a decrease of $1.7 million or 35%. The decrease in selling and marketing expenses was due to a significant decrease in branding and promotional activities.

         General and administrative expenses. General and administrative expenses (exclusive of non-cash compensation expenses) were $2.1 million for the three months ended March 31, 2001 compared to $1.2 million for the three months ended March 31, 2000, an increase of $0.9 million or 75.7%. The increase in general and administrative expenses was primarily due to hiring additional personnel and increased occupancy costs.

         Non-cash compensation expenses. Non-cash compensation expenses were approximately $0.3 million for the three months ended March 31, 2001 compared to $2.4 million for the three months ended March 31, 2000, a decrease of $2.1 million or 88.8%. The decrease in non-cash compensation expenses was due to the completed amortization of costs incurred during 1997. Remaining amortization of costs related to the 1998 and 1999 grants of options and warrants below the then fair market value will continue to be reflected in future financial statements.

         Depreciation and amortization of goodwill. Depreciation and amortization of goodwill was $2.0 million for the three months ended March 31, 2001 compared to $1.4 million for the three months ended March 31, 2000, an increase of $0.6 million or 45.7%. The increase in depreciation and amortization of goodwill was due to the continued increase in our fixed assets.

Loss from Operations

         Loss from operations was $8.7 million for the three months ended March 31, 2001 compared to $10.2 million for the three months ended March 31, 2000, a decrease of $1.5 million or 15%. The decrease in loss from operations was due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and sales and marketing expenses. The Company expects to continue to incur losses for the foreseeable future.

Interest Income (Expense), Net

         Interest income, net was $0.7 million for the three months ended March 31, 2001 compared to interest income, net of $0.9 million for the three months ended March 31, 2000, a decrease of $0.2 million. The decrease in interest income was primarily due to interest earned on the remaining proceeds from the Company's initial public offering.

Net Loss

         Net loss was $8.0 million for the three months ended March 31, 2001 compared to $9.3 million for the three months ended March 31, 2000, a decrease of $1.3 million or 13.7%. The decrease in net loss was due to the foregoing factors.

Liquidity and Capital Resources

         As of March 31, 2001, the Company had cash and cash equivalents of approximately $16.5 million, marketable securities and other short-term investments of approximately $28.2 million and working capital of approximately $37.5 million. The Company generated negative cash flow from operating activities of approximately $6.4 million during the three months ended March 31, 2001 compared with negative cash flow from operating activities of $4.3 million during the three months ended March 31, 2000. Accounts receivable were approximately $2.9 million and $1.0 million at March 31, 2001 and March 31, 2000, respectively. Accounts receivable and accounts payable have increased from period to period as the Company's business has grown.

         The Company's capital expenditures decreased from approximately $1.9 million in the three months ended March 31, 2000 compared to approximately $0.8 million in the three months ended March 31, 2001, as the Company continued to optimize its domestic and international network infrastructure.

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

         The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that the Company's business plan is implemented successfully. Thereafter, the Company may be required to raise additional funds. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If additional funds are raised through the issuance of equity securities, the Company's existing stockholders may experience significant dilution. In addition, the indentures governing outstanding indebtedness of RSL COM restrict the Company's ability to incur indebtedness. The Company also has agreed with RSL COM not to incur any debt (other than inter-company debt) without its written consent so long as the Company is a restricted subsidiary of RSL COM. In March 2001, RSL COM and certain of its subsidiaries commenced insolvency proceedings, and other RSL COM subsidiaries filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The effect of the outcome of these proceedings on RSL COM's and the Company's obligations under the indentures remains uncertain. Those limitations may require the Company to resort to other sources of funding, such as the issuance of equity and the Company cannot assure you that any third party will be willing or able to provide additional capital on favorable terms or at all.

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


                                  PART II
                             OTHER INFORMATION

Item 1.           Legal Proceedings

         On October 8, 1999, Aerotel, Ltd. and Aerotel U.S.A. commenced a suit against the Company, RSL COM and an RSL COM subsidiary in the United States District Court for the Southern District of New York. Aerotel alleges that the Company is infringing on a patent issued to Aerotel in November 1987 by making, using, selling and offering for sale prepaid telephone card products in the United States. Aerotel seeks an injunction to stop the Company from using the technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. The Company has answered the complaint, and the parties are currently engaged in pre-trial discovery. As the Company continues to evaluate these claims, it believes that it has meritorious defenses to the claims and the Company intends to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on the Company's business, financial condition and results of operations. Regardless of the ultimate outcome, the litigation could result in substantial expenses to the Company and significant diversion of efforts by the Company's managerial and other personnel.

         The Company is not a party to any other material litigation and it is not aware of any other pending or threatened litigation that could have a material adverse effect on the Company or its business taken as a whole.

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

         As of March 31, 2001, the Company had used approximately $24 million of the net proceeds for sales, marketing and promotional activities, $15 million for capital expenditures and $7 million for general corporate purposes. Pending use of the remaining net proceeds, the Company has invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's security holders during the first quarter of 2001.

Item 5.           Other Information

         (a)      Forward-Looking Statements

         Certain matters discussed in this Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" contain certain forward-looking statements which involve risks and uncertainties and depend upon certain assumptions, some of which may be beyond the Company's control, including, but not limited to, uncertainty of financial estimates and projections, the competitive environment for Internet telephony, the Company's limited operating history, changes of rates of all related telecommunications services, the level and rate of customer acceptance of new products and services, legislation that may affect the Internet telephony industry, rapid technological changes, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission, and, accordingly, there can be no assurance with regard to such statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit
Number            Description


   3.1.1*         Form of Restated Certificate of Incorporation of deltathree, Inc.
   3.1.2****      Form of Amendment to Restated Certificate of Incorporation of deltathree, Inc.
   3.2*           Form of Amended and Restated By-laws of deltathree, Inc.
   4.1*           Specimen Certificate of Common Stock.
   4.2*           Specimen Certificate of Class B Common Stock.
   4.3*           Registration Rights Agreement, dated September 1, 1999, between RSL Communications, Ltd. and deltathree, Inc.
  10.1*           Amended and Restated Services Agreement, dated September 3, 1999, between RSL Communications, Ltd. and deltathree,
                  Inc.
  10.3*           Form of deltathree, Inc. 1999 Stock Incentive Plan.
  10.4*           Form of deltathree, Inc. 1999 Employee Stock Purchase Plan.
  10.5*           Form of deltathree, Inc. 1999 Performance Incentive Plan.
  10.6*           Form of deltathree, Inc. 1999 Directors' Plan.
  10.7*           Employment Agreement, effective as of April 1, 1999, between Noam Bardin and deltathree, Inc.
  10.8***         Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Noam Bardin and deltathree, Inc.
  10.9*           Employment Agreement, effective as of April 1, 1999, between Shimmy Zimels and deltathree, Inc.
  10.10***        Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Shimmy Zimels and deltathree, Inc.
  10.11***        Employment Agreement, effective as of May 30, 2000, between Mark Gazit and deltathree, Inc.
  10.12***        Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Mark Gazit and deltathree, Inc.
  10.13***        Employment Agreement, effective as of August 28, 2000, between Paul White and deltathree, Inc.
  10.15*          Investor Rights Agreement, dated as of September 29, 1999, between Yahoo! Inc. and deltathree, Inc.
  10.16*          Form of Warrant issued to Yahoo! Inc on October 18, 1999.
  10.17*          Management Agreement, dated as of November 1, 1999, between deltathree, Inc. and RSL Communications, Ltd.
  10.18*          Amendment to Services Agreement by and between RSL Communications, Ltd.  and deltathree, Inc., dated November 1,
                  1999.
  10.19*          Investor Rights Agreement dated as of October 20, 1999 between CNET Investments, Inc. and deltathree, Inc.
  10.20*          Form of Warrant issued to CNET Investments, Inc. on October 20, 1999.
  10.21*          Intercompany Compliance Agreement, dated as of November 1, 1999, between RSL Communications, Ltd., RSL
                  Communications PLC and deltathree, Inc.
  10.22*          Development and Promotion Agreement, effective as of September 22, 1999, between CNET, Inc. and deltathree, Inc.
  10.23*          Form of Proposed Release and Indemnification Agreement between RSL Communications, Ltd.  and deltathree, Inc.
  10.24**         Agreement and Plan of Merger, dated as of February 3, 2000, between deltathree, Inc., YourDay Acquisition Corp.,
                  YourDay.com, Inc. and SenseNet Inc.
--------------

*       Incorporated by reference to the Company's registration statement on Form
        S-1 (Registration No. 333-86503).
**      Incorporated by reference to the
        Company's quarterly report on Form 10-Q filed on May 15, 2000.
*** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 14, 2000.
**** Incorporated by reference to the Company's annual report on Form 10-K/A filed on April 30, 2001.

         (b)      Reports on Form 8-K.

        During the fiscal quarter ended March 31, 2001, the Company did not file any reports on Form 8-K.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DELTATHREE, INC.


Date:  May 14, 2001                       By:  /s/ Paul C. White
                                               ----------------------------
                                               Name: Paul C. White
                                               Title: Chief Financial Officer


                               EXHIBIT INDEX

Exhibit
Number            Description

   3.1.1*         Form of Restated Certificate of Incorporation of deltathree, Inc.
   3.1.2****      Form of Amendment to Restated Certificate of Incorporation of deltathree, Inc.
   3.2*           Form of Amended and Restated By-laws of deltathree, Inc.
   4.1*           Specimen Certificate of Common Stock.
   4.2*           Specimen Certificate of Class B Common Stock.
   4.3*           Registration Rights Agreement, dated September 1, 1999, between RSL Communications, Ltd. and deltathree, Inc.
  10.1*           Amended and Restated Services Agreement, dated September 3, 1999, between RSL Communications, Ltd. and deltathree,
                  Inc.
  10.3*           Form of deltathree, Inc. 1999 Stock Incentive Plan.
  10.4*           Form of deltathree, Inc. 1999 Employee Stock Purchase Plan.
  10.5*           Form of deltathree, Inc. 1999 Performance Incentive Plan.
  10.6*           Form of deltathree, Inc. 1999 Directors' Plan.
  10.7*           Employment Agreement, effective as of April 1, 1999, between Noam Bardin and deltathree, Inc.
 10.8***          Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Noam Bardin and deltathree, Inc.
  10.9*           Employment Agreement, effective as of April 1, 1999, between Shimmy Zimels and deltathree, Inc.
 10.10***         Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Shimmy Zimels and deltathree, Inc.
 10.11***         Employment Agreement, effective as of May 30, 2000, between Mark Gazit and deltathree, Inc.
 10.12***         Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Mark Gazit and deltathree, Inc.
 10.13***         Employment Agreement, effective as of August 28, 2000, between Paul White and deltathree, Inc.
  10.15*          Investor Rights Agreement, dated as of September 29, 1999, between Yahoo! Inc. and deltathree, Inc.
  10.16*          Form of Warrant issued to Yahoo! Inc on October 18, 1999.
  10.17*          Management Agreement, dated as of November 1, 1999, between deltathree, Inc. and RSL Communications, Ltd.
  10.18*          Amendment to Services Agreement by and between RSL Communications, Ltd.  and deltathree, Inc., dated November 1,
                  1999.
  10.19*          Investor Rights Agreement dated as of October 20, 1999 between CNET Investments, Inc. and deltathree, Inc.
  10.20*          Form of Warrant issued to CNET Investments, Inc. on October 20, 1999.
  10.21*          Intercompany Compliance Agreement, dated as of November 1, 1999, between RSL Communications, Ltd., RSL
                  Communications PLC and deltathree, Inc.
  10.22*          Development and Promotion Agreement, effective as of September 22, 1999, between CNET, Inc. and deltathree, Inc.
  10.23*          Form of Proposed Release and Indemnification Agreement between RSL Communications, Ltd.  and deltathree, Inc.
  10.24**         Agreement and Plan of Merger, dated as of February 3, 2000, between deltathree, Inc., YourDay Acquisition Corp.,
                  YourDay.com, Inc. and SenseNet Inc.
--------------

*     Incorporated by reference to the Company's registration statement on Form
       S-1 (Registration No. 333-86503).
**    Incorporated by reference to the
      Company's quarterly report on Form 10-Q filed on May 15, 2000.
*** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 14, 2000.
**** Incorporated by reference to the Company's annual report on Form 10-K/A filed on April 30, 2001.