Form 10-Q
period 2001-06-30
DELTATHREE INC
filed 2001-08-14
CIK 1086740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Yes |X|  No |_|

         As of August 13, 2001, the registrant had 29,143,206 shares of Class A Common Stock, par value $0.001 per share, and 0 shares of Class B Common Stock, par value $0.001 per share, outstanding.

                                DELTATHREE, INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION...................................................1
      Item 1.     Financial Statements.........................................1
      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................4
      Item 3.     Quantitative and Qualitative Disclosures About Market Risk...9
PART II OTHER INFORMATION.....................................................10
      Item 1.     Legal Proceedings...........................................10
      Item 2.     Change in Securities and Use of Proceeds....................10
      Item 3.     Submission of Matters to a Vote of Security Holders.........10
      Item 4.     Other Information...........................................10
      Item 5.     Exhibits and Reports on Form 8-K............................12

Signatures....................................................................14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                DELTATHREE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              As of
                                                              June 30,      As of
                                                               2001      December 31,
                                                            (unaudited)      2000
                                                             ---------    ---------
                                                                ($ IN THOUSANDS)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ............................   $  13,299    $  20,857
    Short-term investments ...............................      22,183       30,542
    Accounts receivable, net .............................       2,633        3,245
    Due from affiliates ..................................         223          331
    Prepaid expenses and other current assets ............       1,296        2,084
                                                             ---------    ---------
       Total current assets ..............................      39,634       57,059
                                                             ---------    ---------
PROPERTY AND EQUIPMENT, NET ..............................      18,905       22,270
                                                             ---------    ---------
GOODWILL, NET ............................................       4,909        6,425
                                                             ---------    ---------
DEPOSITS .................................................         106          415
                                                             ---------    ---------
    Total assets .........................................   $  63,554    $  86,169
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .......................................       4,168        5,236
  Due to affiliates ......................................       1,234        2,721
  Deferred revenues ......................................         359          251
  Other current liabilities ..............................       2,622        5,313
                                                             ---------    ---------
      Total current liabilities ..........................       8,383       13,521
                                                             ---------    ---------

LONG-TERM LIABILITIES:
  Severance pay obligations ..............................         191          169
                                                             ---------    ---------
      Total liabilities ..................................       8,574       13,690
                                                             ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A Common stock, -- par value $0.001 ..............          29            9
  Class B Common stock, -- par value $0.001 ..............          --           20
  Additional paid-in capital .............................     166,781      166,733
  Deferred compensation ..................................        (594)      (2,588)
  Accumulated deficit ....................................    (111,236)     (91,695)
                                                             ---------    ---------
          Total stockholder's equity .....................      54,980       72,479
                                                             ---------    ---------
          Total liabilities and stockholder's equity .....   $  63,554    $  86,169
                                                             =========    =========

           See notes to condensed consolidated financial statements.

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30,                         JUNE 30,
                                                                      ----------------------------    ----------------------------
                                                                          2001            2000            2001            2000
                                                                              (unaudited)                      (unaudited)
                                                                      ----------------------------    ----------------------------
                                                                                    ($ IN THOUSANDS EXCEPT SHARE DATA)
Revenues:
    Affiliates ....................................................   $        223    $      4,629    $      1,669    $      9,387
    Non-affiliates ................................................          2,618           3,237           7,198           5,049
                                                                      ------------    ------------    ------------    ------------
           Total revenues .........................................          2,841           7,866           8,867          14,436
                                                                      ------------    ------------    ------------    ------------

 Costs and operating expenses:
    Cost of revenues, net .........................................          2,526           6,221           7,865          11,910

    Research and development expenses, net ........................          1,527           1,572           3,364           2,774
    Selling and marketing expenses ................................          1,921           6,053           5,135          10,998
    General and administrative expenses (exclusive of non-cash
       compensation expense shown below) ..........................          1,628           1,669           3,678           2,836
    Non-cash compensation expense .................................            233           1,758             501           4,156
    Depreciation and amortization .................................          2,490           1,904           4,461           3,257
    Write-down of fixed assets resulting from RSL sale (Note 3) ...          1,147            --             1,147            --
    Expenses due to cancellation of a supplier agreement (including
       Non-cash compensation of $1,493) ...........................          3,628            --             3,628            --
                                                                      ------------    ------------    ------------    ------------

                                                                      ------------    ------------    ------------    ------------
           Total costs and operating expenses .....................         15,100          19,177          29,779          35,931
                                                                      ------------    ------------    ------------    ------------

Loss from operations ..............................................        (12,259)        (11,331)        (20,912)        (21,495)
Interest income (expense), net ....................................            527             976           1,259           1,901
Income taxes ......................................................           (181)           --              (112)           --
                                                                      ------------    ------------    ------------    ------------
Net loss ..........................................................   $    (11,551)   $    (10,335)   $    (19,541)   $    (19,594)
                                                                      ============    ============    ============    ============
Net loss per share - basic and diluted ............................   $      (0.40)   $      (0.36)   $      (0.67)   $      (0.68)
                                                                      ============    ============    ============    ============
Weighted average shares outstanding - basic and diluted ...........     29,055,783      28,737,781      29,050,934      28,688,267
                                                                      ============    ============    ============    ============

           See notes to condensed consolidated financial statements.

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 31,
                                                                       ----------------------------------
                                                                                2001        2000
                                                                                  (unaudited)
                                                                       ----------------------------------
                                                                       ($ IN THOUSANDS EXCEPT SHARE DATA)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................   $(19,541)   $(19,594)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ........................................      4,461       3,157
     Write-down of fixed assets from RSL sale .............................      1,147          --
     Amortization of deferred compensation ................................      1,994       4,156
     Capital loss, net ....................................................          1          (6)
     Increase in liability for severance pay ..............................         22          10
     Provision for losses on accounts receivable ..........................        (98)        (18)
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable ...........................      1,498      (1,495)
     Decrease (increase) in other current assets and due from affiliates ..        108          37
     Decrease in accounts payable .........................................     (1,068)       (413)
     Increase (decrease) in deferred revenues .............................        108         544
     Increase (decrease) in current liabilities and due to affiliates .....     (4,178)        120
                                                                              --------    --------
                                                                                 3,995       6,092
                                                                              --------    --------
Net cash used in operating activities .....................................    (15,546)    (13,502)
                                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ...................................     (1,185)     (4,885)
     Proceeds from disposal of property and equipment .....................        457          28
     Increase in deposits .................................................        (33)       (362)
                                                                              --------    --------
Net cash used in investing activities .....................................       (761)     (5,219)
                                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease (increase) in short-term investments ........................      8,701     (54,721)
     Payments of short-term debt from affiliates ..........................         --      (1,726)
     Expenses relating to share issuance in 1999 ..........................         --        (272)
     Proceeds from exercise of employee options ...........................         48         413
     Proceeds of other long-term debt .....................................         --         314
                                                                              --------    --------
Net cash provided by (used in) financing activities .......................      8,749     (55,992)
                                                                              --------    --------
Decrease in cash and cash equivalents .....................................     (7,558)    (74,713)

Cash and cash equivalents at beginning of period ..........................     20,857      89,957
                                                                              --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $ 13,299    $ 15,244
                                                                              ========    ========

           See notes to condensed consolidated financial statements.

                                DELTATHREE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of deltathree, Inc. and its subsidiaries (collectively, the "Company"), of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       NET LOSS PER SHARE

         The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share, as their effect would be antidilutive.

3.       SALE OF MAJORITY OWNERSHIP BY RSL

         On June 28, 2001, RSL Communications, Ltd. ("RSL COM"), the Company's then majority stockholder and sole owner of the Company's Class B Common Stock, par value $0.001, entered into a share purchase agreement with Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd., an Israeli company ("Atarey") to sell to Atarey all of the Class B Common Stock of the Company owned by RSL COM. On June 29, 2001, the sale was consummated, and all of RSL COM's shares of Class B Common Stock, which carried ten votes per share, were automatically converted into shares of Class A Common Stock, which carry one vote per share. As a result of the sales transaction, Atarey is now the majority stockholder of the Company, owning approximately 72% of the outstanding Class A Common Stock of the Company. Simultaneously with the completion of the transaction on June 29, 2001, all of the contracts and inter-company agreements by and between RSL COM (and all of its subsidiaries) and the Company were terminated. At the same time, the Company severed its reliance on RSL COM as its primary pan-European wholesale telecommunications carrier, and shifted to other service providers.

         Additionally, at the time of the sales transaction between RSL COM and Atarey, the Company reviewed all of the equipment that had been purchased and deployed over a several year period in servicing the contracts between the Company and RSL COM. As a result of such review, the Company determined that approximately $1.1 million in previously purchased equipment should be written-down as a result of the cancellation of the contracts. This write down is based on the following factors: (i) the new carrier arrangements did not allow for the utilization of this equipment, (ii) the Company does not foresee using this equipment to service other accounts, and (iii) due to the nature of the used telecommunications equipment marketplace, the Company believes there is no opportunity to sell this equipment.

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

         AFFILIATES. Revenues from affiliates were $0.2 million for the three months ended June 30, 2001 compared to $4.6 million for the three months ended June 30, 2000, a decrease of $4.4 million or 95.2%. The decrease in revenues from affiliates was due to an decrease in sales of calling card products through our affiliate RSL COM USA.

         NON-AFFILIATES. Revenues from non-affiliates were $2.6 million for the three months ended June 30, 2001 compared to $3.2 million for the three months ended June 30, 2000, a decrease of $0.6 million or 19.1%. Revenues from carrier transmission services for telecommunications carriers other than RSL COM were approximately $0.2 million for the three months ended June 30, 2001 compared to approximately $0.5 million for the three months ended June 30, 2000, an decrease of approximately $0.3 million or 59.5%. The decrease was primarily due to a decreased demand from a smaller customer base. Revenues from enhanced IP communications services were $2.4 million for the three months ended June 30, 2001 compared to $2.7 million for the three months ended June 30, 2000, a decrease of $0.3 million or 11.1%. The decrease in revenues from enhanced IP communications services was due to a lack of integration and other service fees received from new partners in our Hosted Communications Solution as the Company focused on optimizing existing accounts.

         Revenues from carrier transmission services to RSL COM and other telecommunications carriers accounted for 14.4% and 24.4% of revenues for the periods ended June 30, 2001 and June 30, 2000, respectively. Other than RSL COM, no other customer accounted for greater than 10% of the Company's revenues during these periods.

COSTS AND OPERATING EXPENSES

         COST OF REVENUES. Cost of revenues were $2.5 million for the three months ended June 30, 2001 compared to $6.2 million for the three months ended June 30, 2000. The decrease in cost of revenues was due primarily to a decrease in the amount of traffic being terminated.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.5 million for the three months ended June 30, 2001 compared to $1.6 million for the three months ended June 30, 2000. The decrease in research and development expenses was due to lower personnel costs associated with the development of new services and enhancements to our existing services.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $1.9 million for the three months ended June 30, 2001 compared to $6.1 million for the three months ended June 30, 2000, a decrease of $4.3 million or 68.3%. The decrease in selling and marketing expenses was due to a significant decrease in branding and promotional activities.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses (exclusive of non-cash compensation expenses) were $1.6 million for the three months ended June 30, 2001 compared to $1.7 million for the three months ended June 30, 2000, a decrease of $0.1 million or 2.5%. The decrease in general and administrative expenses was primarily lower personnel costs associated with these activities.

         NON-CASH COMPENSATION EXPENSES. Non-cash compensation expenses were approximately $0.2 million for the three months ended June 30, 2001 compared to $1.8 million for the three months ended June 30, 2000, a decrease of $1.6 million or 87.3%. The decrease in non-cash compensation expenses was due to the completed amortization of costs incurred during 1997. Remaining amortization of costs related to the 1998 and 1999 grants of options and warrants below the then fair market value will continue to be reflected in future financial statements.

         DEPRECIATION AND AMORTIZATION OF GOODWILL. Depreciation and amortization of goodwill was $2.5 million for the three months ended June 30, 2001 compared to $1.9 million for the three months ended June 30, 2000, an increase of $0.6 million or 30.7%. The increase in depreciation and amortization of goodwill was due to the continued increase in our fixed assets.

         WRITE DOWN OF FIXED ASSETS FROM RSL SALE. The Company incurred a one-time expense of approximately $1.1 million from the write down of equipment that was purchased in previous periods to support contracts and inter-company agreements between RSL COM and the Company that were cancelled at the time of RSL COM's sale of their majority ownership interest in deltathree to Atarey in accordance with FAS 121. See note 3 to the accompanying financial statements for further details.

         EXPENSE DUE TO THE CANCELLATION OF A SUPPLIER AGREEMENT. The Company incurred a one-time expense of approximately $3.6 million that resulted from the cancellation of a development and promotion agreement between the Company and CNET Investments, Inc. Expenses included a payment to terminate the contract and the acceleration of the amortization of compensation charges deferred in previous years.

LOSS FROM OPERATIONS

         Loss from operations was $12.3 million for the three months ended June 30, 2001 compared to $11.3 million for the three months ended June 30, 2000, an increase of $1.0 million or 8.2%. The increase in loss from operations was due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and sales and marketing expenses, off-set by one-time charges. The Company expects to continue to incur losses for the foreseeable future.

INTEREST INCOME (EXPENSE), NET

         Interest income, net was $0.5 million for the three months ended June 30, 2001 compared to interest income, net of $0.9 million for the three months ended June 30, 2000, a decrease of $0.4 million. The decrease in interest income was primarily due to interest earned on the remaining proceeds from the Company's initial public offering.

INCOME TAXES, NET

         Income taxes, net was $0.2 million for the three months ended June 30, 2001 compared to no income taxes for the three months ended June 30, 2000.

NET LOSS

         Net loss was $11.6 million for the three months ended June 30, 2001 compared to $10.3 million for the three months ended June 30, 2000, an increase of $1.3 million or 11.8%. The increase in net loss was due to the foregoing factors.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES

         AFFILIATES. Revenues from affiliates were $1.7 million for the six months ended June 30, 2001 compared to $9.4 million for the six months ended June 30, 2000, a decrease of $7.7 million or 82.2%. The decrease in revenues from affiliates was due to an decrease in sales of calling card products through our then affiliate RSL COM USA.

         NON-AFFILIATES. Revenues from non-affiliates were $7.2 million for the six months ended June 30, 2001 compared to $5.0 million for the six months ended June 30, 2000, an increase of $2.2 million or 44.0%. Revenues from carrier transmission services for telecommunications carriers other than RSL COM were approximately $1.0 million for the six months ended June 30, 2001 compared to approximately $0.8 million for the six months ended June 30, 2000, an increase of approximately $0.2 million or 16.1%. The increase was primarily due to an increased demand from a smaller customer base. Revenues from enhanced IP communications services were $6.3 million for the six months ended June 30, 2001 compared to $3.9 million for the six months ended June 30, 2000, an increase of $2.4 million or 61.5%. The increase in revenues from enhanced IP communications services was due to integration and other service fees received from partners in our Hosted Communications Solution as well as a greater number of PC-to-phone and phone-to-phone calls being placed by an increasing user base.

         Revenues from carrier transmission services to RSL COM and other telecommunications carriers accounted for 29.5% and 28.6% of revenues for the periods ended June 30, 2001 and June 30, 2000, respectively. Other than RSL COM, no other customer accounted for greater than 10% of the Company's revenues during these periods.

COSTS AND OPERATING EXPENSES

         COST OF REVENUES. Cost of revenues were $7.9 million for the six months ended June 30, 2001 compared to $11.9 million for the six months ended June 30, 2000. The decrease in cost of revenues was due primarily to a decrease in the amount of traffic being terminated.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.4 million for the six months ended June 30, 2001 compared to $2.8 million for the six months ended June 30, 2000, an increase of $6.0 million. The increase in research and development expenses was due to greater costs incurred in hiring additional personnel to develop new services and enhancements to our existing services.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $5.1 million for the six months ended June 30, 2001 compared to $11.0 million for the six months ended June 30, 2000, a decrease of $5.9 million or 53.3%. The decrease in selling and marketing expenses was due to a significant decrease in branding and promotional activities.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses (exclusive of non-cash compensation expenses) were $3.7 million for the six months ended June 30, 2001 compared to $2.8 million for the six months ended June 30, 2000, an increase of $0.9 million or 29.6%. The increase in general and administrative expenses was primarily due to hiring additional personnel and increased occupancy costs.

         NON-CASH COMPENSATION EXPENSES. Non-cash compensation expenses were approximately $0.5 million for the six months ended June 30, 2001 compared to $4.2 million for the six months ended June 30, 2000, a decrease of $3.7 million or 87.9%. The decrease in non-cash compensation expenses was due to the completed amortization of costs incurred during 1997. Remaining amortization of costs related to the 1998 and 1999 grants of options and warrants below the then fair market value will continue to be reflected in future financial statements.

         DEPRECIATION AND AMORTIZATION OF GOODWILL. Depreciation and amortization of goodwill was $4.5 million for the six months ended June 30, 2001 compared to $3.3 million for the six months ended June 30, 2000, an increase of $1.2 million or 36.9%. The increase in depreciation and amortization of goodwill was due to the continued increase in our fixed assets.

         WRITE DOWN OF FIXED ASSETS FROM RSL SALE. The Company incurred a one-time expense of approximately $1.1 million from the write down of equipment that was purchased in previous periods to support contracts and inter-company agreements between RSL COM and the Company that were cancelled at the time of RSL COM's sale of their majority ownership interest in deltathree to Atarey in accordance with FAS 121. See note 3 to the accompanying financial statements for further details.

         EXPENSE DUE TO THE CANCELLATION OF A SUPPLIER AGREEMENT. The Company incurred a one-time expense of approximately $3.6 million that resulted from the cancellation of a development and promotion agreement between the Company and CNET Investments, Inc. Expenses included a payment to terminate the contract and the acceleration of the amortization of compensation charges deferred in previous years.

LOSS FROM OPERATIONS

         Loss from operations was $20.9 million for the six months ended June 30, 2001 compared to $21.5 million for the six months ended June 30, 2000, a decrease of $0.6 million or 2.7%. The decrease in loss from operations was due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and sales and marketing expenses. The Company expects to continue to incur losses for the foreseeable future.

INTEREST INCOME (EXPENSE), NET

         Interest income, net was $1.3 million for the six months ended June 30, 2001 compared to interest income, net of $1.9 million for the six months ended June 30, 2000, a decrease of $0.6 million. The decrease in interest income was primarily due to interest earned on the remaining proceeds from the Company's initial public offering.

INCOME TAXES, NET

         Income taxes, net was $0.1 million for the six months ended June 30, 2001 compared to no income taxes for the six months ended June 30, 2000.

NET LOSS

         Net loss was $19.5 million for the six months ended June 30, 2001 compared to $19.6 million for the six months ended June 30, 2000, a decrease of $0.1 million or 2.7%. The decrease in net loss was due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, the Company had cash and cash equivalents of approximately $13.3 million, marketable securities and other short-term investments of approximately $22.2 million and working capital of approximately $31.3 million. The Company generated negative cash flow from operating activities of approximately $15.5 million during the six months ended June 30, 2001 compared with negative cash flow from operating activities of $13.5 million during the six months ended June 30, 2000. Accounts receivable were approximately $2.6 million and $3.2 million at June 30, 2001 and June 30, 2000, respectively.

         The Company's capital expenditures decreased from approximately $5.2 million in the six months ended June 30, 2000 compared to approximately $1.2 million in the six months ended June 30, 2001, as the Company continued to optimize its domestic and international network infrastructure.

         The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital requirements, including operating losses, and capital expenditure requirements for at least the next twelve months, assuming that the Company's business plan is implemented successfully. Thereafter, the Company may be required to raise additional funds. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If additional funds are raised through the issuance of equity securities, the Company's existing stockholders may experience significant dilution. The Company cannot assure you that any third party will be willing or able to provide additional capital on favorable terms or at all.

         The Company received a notice from the Nasdaq National Market stating that the Company's Class A Common Stock had not maintained a minimum bid price of $1.00 over a period of 30 days as required by the Nasdaq Marketplace Rules. The Company is evaluating appropriate steps to take in response to such notice to bring the Company into compliance with the Nasdaq Marketplace Rules within the requisite time period.

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

                                    PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 8, 1999, Aerotel, Ltd. and Aerotel U.S.A. commenced a suit against the Company, RSL COM and an RSL COM subsidiary in the United States District Court for the Southern District of New York, as well as several other telecommunication companies. Aerotel alleges that the Company (as well as the other defendants) is infringing on a patent issued to Aerotel in November 1987 by making, using, selling and offering for sale prepaid telephone card products in the United States. Aerotel seeks an injunction to stop the Company from using the technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. The Company has answered the complaint, and the parties are currently engaged in pre-trial discovery. As the Company continues to evaluate these claims, it believes that it has meritorious defenses to the claims and the Company intends to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on the Company's business, financial condition and results of operations. Regardless of the ultimate outcome, the litigation could result in substantial expenses to the Company and significant diversion of efforts by the Company's managerial and other personnel.

         The Company, as well as certain of its former officers and directors, has been named as a defendant in a number of purported securities class actions in Federal District Court for the Southern District of New York, arising out of the Company's initial public offering in November 1999 (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. The Company has entered into stipulations with the plaintiffs extending the Company's time to respond to the complaints, pending the appointment by the Court of a lead plaintiff or plaintiffs and/or the filing of any consolidated amended complaint. These cases remain at a preliminary stage and no discovery proceedings have taken place. The Company believes that the claims asserted against it in these cases are without merit and intends to defend vigorously against them

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         As of June 30, 2001, the Company had used approximately $26 million of the net proceeds of $96,255,000 from the Company's initial public offering in November 1999 for sales, marketing and promotional activities, $17 million for capital expenditures and $10 million for general corporate purposes. Pending use of the remaining net proceeds, the Company has invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the second quarter of 2001.

ITEM 4.  OTHER INFORMATION

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

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1.1*            Form of Restated Certificate of Incorporation of deltathree,
                  Inc.
3.1.2****         Form of Amendment and Restated Certificate of Incorporation of
                  deltathree, Inc.
3.2*              Form of Amended and Restated By-laws of deltathree, Inc.
4.1*              Specimen Certificate of Common Stock.
4.2*              Specimen Certificate of Class B Common Stock.
10.1*             Form of deltathree, Inc. 1999 Stock Incentive Plan.
10.2*             Form of deltathree, Inc. 1999 Employee Stock Purchase Plan.
10.3*             Form of deltathree, Inc. 1999 Performance Incentive Plan.
10.4*             Form of deltathree, Inc. 1999 Directors' Plan.
10.5*             Employment Agreement, effective as of April 1, 1999, between
                  Noam Bardin and deltathree, Inc.
10.6***           Amendment No. 1 to Employment Agreement, effective as of June
                  1, 2000, between Noam Bardin and deltathree, Inc.
10.7*             Employment Agreement, effective as of April 1, 1999, between
                  Shimmy Zimels and deltathree, Inc.
10.8***           Amendment No. 1 to Employment Agreement, effective as of June
                  1, 2000, between Shimmy Zimels and deltathree, Inc.
10.9***           Employment Agreement, effective as of May 30, 2000, between
                  Mark Gazit and deltathree, Inc.
10.10***          Amendment No. 1 to Employment Agreement, effective as of June
                  1, 2000, between Mark Gazit and deltathree, Inc.
10.11***          Employment Agreement, effective as of August 28, 2000, between
                  Paul White and deltathree, Inc.
10.12**           Agreement and Plan of Merger, dated as of February 3, 2000, between deltathree, Inc., YourDay Acquisition Corp.,
                  YourDay.com, Inc. and SenseNet Inc.
10.13             Settlement and Mutual Release Agreement, dated as of May 24,
                  2001, between deltathree, Inc. and CNET Investments, Inc.
10.14             Novation and Amendment Agreement, dated as of June 28, 2001, by and among deltathree, Inc., RSL Communications, Ltd. and Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991)
                  Ltd.

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

         (b)      Reports on Form 8-K.

         On May 4, 2001, the Company filed a current report on Form 8-K to report under Item 5 changes in the Company's Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DELTATHREE, INC.


Date: August 14, 2001                    By: /s/ PAUL C. WHITE
                                             -----------------------------------
                                             Name: Paul C. White
                                             Title: Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1.1*            Form of Restated Certificate of Incorporation of deltathree,
                  Inc.
3.1.2****         Form of Amendment and Restated Certificate of Incorporation of
                  deltathree, Inc.
3.2*              Form of Amended and Restated By-laws of deltathree, Inc.
4.1*              Specimen Certificate of Common Stock.
4.2*              Specimen Certificate of Class B Common Stock.
10.1*             Form of deltathree, Inc. 1999 Stock Incentive Plan.
10.2*             Form of deltathree, Inc. 1999 Employee Stock Purchase Plan.
10.3*             Form of deltathree, Inc. 1999 Performance Incentive Plan.
10.4*             Form of deltathree, Inc. 1999 Directors' Plan.
10.5*             Employment Agreement, effective as of April 1, 1999, between
                  Noam Bardin and deltathree, Inc.
10.6***           Amendment No. 1 to Employment Agreement, effective as of June
                  1, 2000, between Noam Bardin and deltathree, Inc.
10.7*             Employment Agreement, effective as of April 1, 1999, between
                  Shimmy Zimels and deltathree, Inc.
10.8***           Amendment No. 1 to Employment Agreement, effective as of June
                  1, 2000, between Shimmy Zimels and deltathree, Inc.
10.9***           Employment Agreement, effective as of May 30, 2000, between
                  Mark Gazit and deltathree, Inc.
10.10***          Amendment No. 1 to Employment Agreement, effective as of June
                  1, 2000, between Mark Gazit and deltathree, Inc.
10.11***          Employment Agreement, effective as of August 28, 2000, between
                  Paul White and deltathree, Inc.
10.12**           Agreement and Plan of Merger, dated as of February 3, 2000, between deltathree, Inc., YourDay Acquisition Corp.,
                  YourDay.com, Inc. and SenseNet Inc.
10.13             Settlement and Mutual Release Agreement, dated as of May 24,
                  2001, between deltathree, Inc. and CNET Investments, Inc.
10.14             Novation and Amendment Agreement, dated as of June 28, 2001, by and among deltathree, Inc., RSL Communications, Ltd. and Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991)
                  Ltd.

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