Form 10-Q
period 2001-09-30
DELTATHREE INC
filed 2001-11-14
CIK 1086740

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

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

                         Yes |X|        No | |


         As of November 13, 2001, the registrant had 29,143,206 shares of Class A Common Stock, par value $0.001 per share, outstanding.


                              DELTATHREE, INC.

                             Table of Contents

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................1
Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........12

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings...................................................13
Item 2.  Change in Securities and Use of Proceeds............................13
Item 4.  Submission of Matters to a Vote of Security Holders.................14
Item 5.  Other Information...................................................14
Item 6.  Exhibits and Reports on Form 8-K....................................15

Signatures...................................................................17

Exhibit Index................................................................18



                                   PART I
                           FINANCIAL INFORMATION

Item 1.           Financial Statements.

                              DELTATHREE, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     As of          As of
                                                    September 30,  December 31,
                                                     2001           2000
                                                    (unaudited)
                                                     -----------   ----------
                                                         ($ IN THOUSANDS)
                                   ASSETS

Current assets:
  Cash and cash equivalents.......................     $14,424    $ 20,857
  Short-term investments..........................      16,450      30,542
  Accounts receivable, net .......................       3,177       3,245
  Due from affiliates ............................          --         331
  Prepaid expenses and other current assets ......       1,383       2,084
                                                       -------    --------
      Total current assets........................      35,434      57,059
                                                       -------    --------
Property and equipment, Net. .....................      16,962      22,270
                                                       -------    --------
Goodwill, net ....................................       4,151       6,425
                                                       -------    --------
Deposits..........................................         103         415
                                                       -------    --------
  Total assets....................................     $56,650     $86,169
                                                       =======    ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................       4,435       5,236
  Due to affiliates ..............................           -       2,721
  Deferred revenues...............................         414         251
  Other current liabilities ......................       2,660       5,313
                                                       -------    --------
      Total current liabilities...................       7,509      13,521
                                                       -------    --------
Long-term liabilities:
  Severance pay obligations ......................         197         169
                                                       -------    --------
      Total liabilities...........................       7,706      13,690
                                                       -------    --------
Commitments and contingencies

Stockholders' equity:
  Class A Common stock, -- par value $0.001.......          29           9
  Class B Common stock, -- par value $0.001.......           -          20
  Additional paid-in capital......................     166,801     166,733
  Deferred compensation...........................        (432)     (2,588)
  Accumulated deficit.............................    (117,427)    (91,695)
  Treasury Stock..................................         (27)         --
                                                       -------    --------
      Total stockholder's equity..................      48,944      72,479
                                                       -------    --------
      Total liabilities and stockholder's equity..     $56,650     $86,169
                                                       =======    ========

         See notes to condensed consolidated financial statements.



                              DELTATHREE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                          ------------------   -----------------
                                          2001          2000   2001         2000
                                              (unaudited)         (unaudited)
                                          ------------------   -----------------
                                            ($ IN THOUSANDS EXCEPT SHARE DATA)

Revenues:
  Affiliates............................. $   -    $  2,969   $ 1,669  $  12,356
  Non-affiliates......................... 3,418       5,566    10,616     10,615
                                          -------    -------   -------   -------
         Total revenues.................. 3,418       8,535    12,285     22,971
                                          -------    -------   -------   -------

Costs and operating expenses:
  Cost of revenues, net.................. 2,820       6,944    10,683     18,854
  Research and development
   expenses, net......................... 1,279       1,952     4,643      4,726
  Selling and marketing expenses......... 1,488       5,328     6,623     16,326
  General and administrative expenses
     (exclusive of non-cash compensation
      expense shown below) .............. 1,228       1,736     4,907      4,572
  Non-cash compensation expense..........   162       1,374       663      5,530
  Depreciation and amortization.......... 2,758       2,150     7,364      5,407
  Write-down of fixed assets resulting
   from RSL sale (Note 3)................     -           -     1,003          -
  Expenses due to cancellation of a
     supplier agreement (including
     non-cash compensation of $1,493)....     -           -     3,628          -
                                          -------    -------   -------   -------

       Total costs and operating
        expenses......................... 9,735      19,484    39,514     55,415
                                          -------    -------   -------   -------

Loss from operations.....................(6,317)    (10,949)  (27,229)  (32,444)

Interest income (expense), net...........   232         608     1,491     2,509
Income taxes.............................  (106)          -        (6)        -
                                          -------    -------   -------   -------
Net loss.................................$(6,191)  $(10,341) $(25,744) $(29,935)
                                          =======    =======   =======   =======

Net loss per share - basic and diluted...$ (0.21)  $  (0.36) $  (0.88) $  (1.04)
                                          =======    =======   =======   =======
Weighted average shares outstanding -
 basic and diluted.................. 29,129,604 28,737,781  29,077,15 28,688,267
                                     ==========  =========  ========= ==========

         See notes to condensed consolidated financial statements.


                              DELTATHREE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  -------------------------
                                                      2001          2000
                                                          (unaudited)
                                                  -----------   -----------
                                              ($ IN THOUSANDS EXCEPT SHARE DATA)

Cash flows from operating activities:
Net loss..........................................  $   (25,732)   $  (29,935)

Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization..................        7,364         5,407
   Write-down of fixed assets from RSL sale.......        1,003             -
   Amortization of deferred compensation..........        2,156         5,530
   Capital loss, net. ............................            1           (44)
   Increase in liability for severance pay........           28            15
   Provision for losses on accounts receivable....          551            42
Changes in assets and liabilities:
   Decrease (increase) in accounts receivable.....          520        (4,786)
   Decrease (increase) in other current assets
     and due from affiliates......................           29        (2,565)
   Decrease in accounts payable...................       (2,035)        3,395
   Increase (decrease) in deferred revenues.......          163          (147)
   Increase (decrease) in current liabilities
     and due to affiliates........................       (4,140)        4,482
   Increase (decrease) in other assets.... .......            -          (695)
                                                    -----------   -----------
                                                          5,640        10,634
                                                    -----------   -----------
Net cash used in operating activities.............      (20,092)      (19,301)
                                                    -----------   -----------
Cash flows from investing activities:
   Purchase of property and equipment.............       (1,244)      (11,057)
   Proceeds from disposal of property and
     equipment....................................          458            40
   Proceeds from sale of investments .............            -           150
   Increase in deposits...........................          (30)            -
                                                    -----------   -----------
Net cash used in investing activities.............         (816)      (10,867)
                                                    -----------   -----------
Cash flows from financing activities:
   Decrease (increase) in short-term investments..       14,434       (41,499)
   Payments of long -term debt from affiliates....          --         (2,179)
   Proceeds of long -term debt from affiliates....          --            455
   Expenses relating to share issuance in 1999....          --           (272)
   Purchase of treasury stock.... .... .... ......          (27)            -
   Proceeds from exercise of employee options.....           68         1,411
   Proceeds of other long-term debt...............          --            474
                                                    -----------   -----------
Net cash provided by (used in) financing
  activities......................................      14,475        (41,610)
                                                    -----------   -----------
Decrease in cash and cash equivalents.............      (6,433)       (71,778)

Cash and cash equivalents at beginning of
  period..........................................      20,857         89,957
                                                    -----------   -----------
Cash and cash equivalents at end of period........  $   14,424    $    18,179
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

3.       Sale of Majority Ownership by RSL

         On June 28, 2001, RSL Communications, Ltd. ("RSL COM"), the Company's then majority stockholder and sole owner of the Company's Class B Common Stock, par value $0.001, entered into a share purchase agreement with Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd., an Israeli company ("Atarey"), to sell to Atarey all of the Class B Common Stock of the Company owned by RSL COM. On June 29, 2001, the sale was consummated, and all of RSL COM's shares of Class B Common Stock, which carried ten votes per share, were automatically converted into shares of Class A Common Stock, which carry one vote per share. As a result of the sales transaction, Atarey is now the majority stockholder of the Company, owning approximately 72% of the outstanding Class A Common Stock of the Company. Simultaneously with the completion of the transaction on June 29, 2001, all of the contracts and inter-company agreements by and between RSL COM (and all of its subsidiaries) and the Company were terminated. At the same time, the Company severed its reliance on RSL COM as its primary pan-European wholesale telecommunications carrier, and shifted to other service providers.

         Additionally, at the time of the sales transaction between RSL COM and Atarey, the Company reviewed all of the equipment that had been purchased and deployed over a several year period in servicing the contracts between the Company and RSL COM. As a result of such review, the Company determined that approximately $1.1 million in previously purchased equipment should be written-down as a result of the cancellation of the contracts. This write down is based on the following factors: (i) the new carrier arrangements do not allow for the utilization of this equipment,
(ii) the Company does not foresee using this equipment to service other accounts, and (iii) due to the nature of the used telecommunications equipment marketplace, the Company believes there is no opportunity to sell this equipment.

4.       Recent Pronouncements

         On June 29, 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These statements become effective for fiscal years beginning after December 15, 2001. SFAS 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As a result, the pooling-of-interests method of accounting will be prohibited. SFAS 142 will change the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. However, for any acquisition completed after June 30, 2001, goodwill and intangible assets with an indefinite life will not be amortized.

The adoption of SFAS 141 will not have an impact on the business, results of operations and financial condition of the Company. The Company is still evaluating the potential impact of the adoption of SFAS 142 and has not yet determined the effect of its adoption on the business, results of operations and financial condition of the Company.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenues

         Affiliates. Revenues from affiliates were $1.7 million for the nine months ended September 30, 2001 compared to $12.4 million for the nine months ended September 30, 2000, a decrease of $10.7 million or 86.3%. The decrease in revenues from affiliates was due to the sale of majority ownership of the Company's Class B Common Stock on June 29, 2001 by RSL COM and the Company's disconnection from the RSL COM network.

         Non-affiliates. Revenues from non-affiliates were $10.6 million for the nine months ended September 30, 2001 compared to $10.6 million for the nine months ended September 30, 2000. Revenues from carrier transmission services for telecommunications carriers other than RSL COM were approximately $1.2 million for the nine months ended September 30, 2001 compared to approximately $1.7 million for the nine months ended September 30, 2000, a decrease of approximately $0.5 million or 29.4%. The decrease in revenues from carrier transmission services for telecommunications carriers other than RSL COM was primarily due to a decreased demand from a smaller customer base. Revenues from enhanced IP communications services were $9.4 million for the nine months ended September 30, 2001 compared to $8.7 million for the nine months ended September 30, 2000, an increase of $0.7 million or 8.0%. The increase in revenues from enhanced IP communications services was due to integration and other service fees received from partners in the Company's Hosted Communications Solution, as well as a greater number of PC-to-phone and phone-to-phone calls being placed by an increasing user base.

         Revenues from carrier transmission services to RSL COM and other telecommunications carriers accounted for 20.7% and 26.7% of revenues for the nine months ended September 30, 2001 and September 30, 2000, respectively. Other than RSL COM, no other customer accounted for greater than 10% of the Company's revenues during these periods.

Costs and Operating Expenses

         Cost of revenues. Cost of revenues were $10.7 million for the nine months ended September 30, 2001 compared to $18.9 million for the nine months ended September 30, 2000. The decrease in cost of revenues was due primarily to a decrease in the amount of traffic being terminated.

         Research and development expenses. Research and development expenses were $4.6 million for the nine months ended September 30, 2001 compared to $4.7 million for the nine months ended September 30, 2000. The decrease in research and development expenses was due to lower personnel costs associated with the development of new services and enhancements to our existing services.

         Selling and marketing expenses. Selling and marketing expenses were $6.6 million for the nine months ended September 30, 2001 compared to $16.3 million for the nine months ended September 30, 2000, a decrease of $9.7 million or 59.5%. The decrease in selling and marketing expenses was due to a significant decrease in branding and promotional activities.

         General and administrative expenses. General and administrative expenses (exclusive of non-cash compensation expenses) were $4.9 million for the nine months ended September 30, 2001 compared to $4.6 million for the nine months ended September 30, 2000, an increase of $0.3 million or 6.5%. The increase in general and administrative expenses was primarily due to hiring additional personnel and increased occupancy costs.

         Non-cash compensation expenses. Non-cash compensation expenses were approximately $0.7 million for the nine months ended September 30, 2001 compared to $5.5 million for the nine months ended September 30, 2000, a decrease of $4.8 million or 87.3%. The decrease in non-cash compensation expenses was due to the completed amortization of costs incurred during 1997. Remaining amortization of costs related to the 1998 and 1999 grants of options and warrants below the then fair market value will continue to be reflected in future financial statements.

         Depreciation and amortization of goodwill. Depreciation and amortization of goodwill was $7.4 million for the nine months ended September 30, 2001 compared to $5.4 million for the nine months ended September 30, 2000, an increase of $2.0 million or 37.0%. The increase in depreciation and amortization of goodwill was due to the continued increase in the Company's fixed assets.

         Write down of fixed assets from RSL sale. The Company incurred a one-time expense of approximately $1.1 million from the write down of equipment that was purchased in previous periods to support contracts and inter-company agreements between RSL COM and the Company that were cancelled at the time of RSL COM's sale of its majority ownership interest in the Company to Atarey in accordance with FAS 121. See note 3 to the accompanying financial statements for further details.

         Expenses due to the cancellation of a supplier agreement . The Company incurred a one-time expense of approximately $3.6 million that resulted from the cancellation of a development and promotion agreement between the Company and CNET Investments, Inc. Expenses included a payment to terminate the contract and the acceleration of the amortization of compensation charges deferred in previous years.

Loss from Operations

         Loss from operations was $27.2 million for the nine months ended September 30, 2001 compared to $32.4 million for the nine months ended September 30, 2000, a decrease of $5.2 million or 16.0%. The decrease in loss from operations was due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and selling and marketing expenses. The Company expects to continue to incur losses for the foreseeable future.

Interest Income (Expense), Net

         Interest income, net was $1.5 million for the nine months ended September 30, 2001 compared to interest income, net of $2.5 million for the nine months ended September 30, 2000, a decrease of $1.0 million. The decrease in interest income, net was primarily due to interest earned on the remaining proceeds from the Company's initial public offering.

Income Taxes, Net

         Income taxes, net was $6,000 for the nine months ended September 30, 2001 compared to no income taxes for the nine months ended September 30, 2000.

Net Loss

         Net loss was $25.7 million for the nine months ended September 30, 2001 compared to $29.9 million for the nine months ended September 30, 2000, a decrease of $4.2 million or 14.0%. The decrease in net loss was due to the foregoing factors.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues

         Affiliates. There were no revenues from affiliates for the three months ended September 30, 2001 compared to $3.0 million for the three months ended September 30, 2000. The decrease in revenues from affiliates was due to the sale of majority ownership of the Company's Class B Common Stock on June 29, 2001 by RSL COM and the Company's disconnection from the RSL COM network.

         Non-affiliates. Revenues from non-affiliates were $3.4 million for the three months ended September 30, 2001 compared to $5.6 million for the three months ended September 30, 2000, a decrease of $2.2 million or 39.3%. Revenues from carrier transmission services for telecommunications carriers other than RSL COM were approximately $0.3 million for the three months ended September 30, 2001 compared to approximately $0.8 million for the three months ended September 30, 2000, a decrease of approximately $0.5 million or 62.5%. The decrease in revenues from carrier transmission services for telecommunications carriers other than RSL COM was primarily due to a decreased demand from a smaller customer base. Revenues from enhanced IP communications services were $3.1 million for the three months ended September 30, 2001 compared to $4.7 million for the three months ended September 30, 2000, a decrease of $1.6 million or 34.0%. The decrease in revenues from enhanced IP communications services was due to a lack of integration and other service fees received from new partners in the Company's Hosted Communications Solution as the Company focused on optimizing existing accounts.

Costs and Operating Expenses

         Cost of revenues. Cost of revenues were $2.8 million for the three months ended September 30, 2001 compared to $6.9 million for the three months ended September 30, 2000. The decrease in cost of revenues was due primarily to a decrease in the amount of traffic being terminated.

         Research and development expenses. Research and development expenses were $1.3 million for the three months ended September 30, 2001 compared to $2.0 million for the three months ended September 30, 2000. The decrease in research and development expenses was due to lower personnel costs associated with the development of new services and enhancements to our existing services.

         Selling and marketing expenses. Selling and marketing expenses were $1.5 million for the three months ended September 30, 2001 compared to $5.3 million for the three months ended September 30, 2000, a decrease of $3.8 million or 71.7%. The decrease in selling and marketing expenses was due to a significant decrease in branding and promotional activities.

         General and administrative expenses. General and administrative expenses (exclusive of non-cash compensation expenses) were $1.2 million for the three months ended September 30, 2001 compared to $1.7 million for the three months ended September 30, 2000, a decrease of $0.5 million or 29.4%. The decrease in general and administrative expenses was primarily due to lower personnel costs associated with these activities.

         Non-cash compensation expenses. Non-cash compensation expenses were approximately $0.1 million for the three months ended September 30, 2001 compared to $1.4 million for the three months ended September 30, 2000, a decrease of $1.3 million or 92.9%. The decrease in non-cash compensation expenses was due to the completed amortization of costs incurred during 1997. Remaining amortization of costs related to the 1998 and 1999 grants of options and warrants below the then fair market value will continue to be reflected in future financial statements.

         Depreciation and amortization of goodwill. Depreciation and amortization of goodwill was $2.8 million for the three months ended September 30, 2001 compared to $2.2 million for the three months ended September 30, 2000, an increase of $0.6 million or 27.3%. The increase in depreciation and amortization of goodwill was due to the continued increase in the Company's fixed assets.


Loss from Operations

         Loss from operations was $6.3 million for the three months ended September 30, 2001 compared to $10.9 million for the three months ended September 30, 2000, a decrease of $4.6 million or 42.2%. The decrease in loss from operations was due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and selling and marketing expenses. The Company expects to continue to incur losses for the foreseeable future.

Interest Income (Expense), Net

         Interest income, net was $0.2 million for the three months ended September 30, 2001 compared to interest income, net of $0.6 million for the three months ended September 30, 2000, a decrease of $0.4 million. The decrease in interest income, net was primarily due to interest earned on the remaining proceeds from the Company's initial public offering.

Income Taxes, Net

         Income taxes, net was $0.1 million for the three months ended September 30, 2001 compared to no income taxes, net for the three months ended September 30, 2000.

Net Loss

         Net loss was $6.2 million for the three months ended September 30, 2001 compared to $10.3 million for the three months ended September 30, 2000, a decrease of $4.1 million or 39.8%. The decrease in net loss was due to the foregoing factors.

Liquidity and Capital Resources

         As of September 30, 2001, the Company had cash and cash equivalents of approximately $14.4 million, marketable securities and other short-term investments of approximately $16.5 million and working capital of approximately $27.9 million. The Company generated negative cash flow from operating activities of approximately $20.1 million during the nine months ended September 30, 2001 compared with negative cash flow from operating activities of approximately $19.3 million during the nine months ended September 30, 2000. Accounts receivable were approximately $3.2 million and $5.7 million at September 30, 2001 and September 30, 2000, respectively.

         The Company's capital expenditures decreased from approximately $11.1 million in the nine months ended September 30, 2000 compared to approximately $1.2 million in the nine months ended September 30, 2001, as the Company continued to optimize its domestic and international network infrastructure.

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

         The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that the Company's business plan is implemented successfully. Thereafter, the Company may be required to raise additional funds. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to the Company. If additional funds are raised through the issuance of equity securities, the Company's existing stockholders may experience significant dilution. In addition, while the indentures governing outstanding indebtedness of RSL COM were cancelled and no longer restrict the Company's ability to incur indebtedness, the Company cannot assure you that any third party will be willing or able to provide additional capital on favorable terms or at all.

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

         The Company, as well as certain of its former officers and directors, has been named as a defendant in a number of purported securities class actions in Federal District Court for the Southern District of New York, arising out of the Company's initial public offering in November 1999 (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On August 8, 2001, the Court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. At a status conference held on September 7, 2001, Judge Scheindlin adjourned all defendants' time to respond to the complaints until further order of the Court. These cases remain at a preliminary stage and no discovery proceedings have taken place. The Company believes that the claims asserted against it in these cases are without merit and intends to defend vigorously against them.

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

         As of September 30, 2001, the Company has used approximately $28 million of the net proceeds for sales, marketing and promotional activities, $19 million for capital expenditures and $10 million for general corporate purposes. Pending use of the remaining net proceeds, the Company has invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's security holders during the third quarter of 2001.

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

         (b)      During the quarterly period ended September 30, 2001,
Mark Gazit resigned as Executive Vice President of Technology of the Company.


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit
Number            Description
-------           -----------
  3.1.1*         Form of Restated Certificate of Incorporation of
                 deltathree, Inc.
  3.1.2****      Form of Amendment to Restated Certificate of
                 Incorporation of deltathree, Inc.
  3.2*           Form of Amended and Restated By-laws of deltathree, Inc.
  4.1*           Specimen Certificate of Common Stock.
  4.2*           Specimen Certificate of Class B Common Stock.
 10.1*           Form of deltathree, Inc. 1999 Stock Incentive Plan.
 10.2*           Form of deltathree, Inc. 1999 Employee Stock Purchase Plan.
 10.3*           Form of deltathree, Inc. 1999 Performance Incentive Plan.
 10.4*           Form of deltathree, Inc. 1999 Directors' Plan.
 10.5*           Employment Agreement, effective as of April 1, 1999,
                 between Noam Bardin and deltathree, Inc.
 10.6***         Amendment No. 1 to Employment Agreement, effective as of
                 June 1, 2000, between Noam Bardin and deltathree, Inc.
 10.7*           Employment Agreement, effective as of April 1, 1999,
                 between Shimmy Zimels and deltathree, Inc.
 10.8***         Amendment No. 1 to Employment Agreement, effective as of
                 June 1, 2000, between Shimmy Zimels and deltathree, Inc.
 10.9***         Employment Agreement, effective as of August 28, 2000,
                 between Paul White and deltathree, Inc.
 10.10**         Agreement and Plan of Merger, dated as of February 3,
                 2000, between deltathree, Inc., YourDay Acquisition
                 Corp., YourDay.com, Inc. and SenseNet Inc.

-------------
* Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-86503).
** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on May 15, 2000.
*** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 14, 2000.
**** Incorporated by reference to the Company's annual report on Form 10-K/A filed on April 30, 2001.

         (b)      Reports on Form 8-K.

         On July 10, 2001, the Company filed a current report on Form 8-K to report under Item 1 changes in control of the Company, as well as changes in the Company's Board of Directors.

         On September 24, 2001, the Company filed a current report on Form 8-K to report under Item 5 that the Company was in the final stages of negotiating an Integration and Marketing Agreement with Microsoft
Corporation.


                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DELTATHREE, INC.


Date:  November 14, 2001                  By:  /s/ Paul C. White
                                             ----------------------------------
                                               Name: Paul C. White
                                               Title: Chief Financial Officer



                               EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------
  3.1.1*         Form of Restated Certificate of Incorporation of
                 deltathree, Inc.
  3.1.2****      Form of Amendment to Restated Certificate of
                 Incorporation of deltathree, Inc.
  3.2*           Form of Amended and Restated By-laws of deltathree, Inc.
  4.1*           Specimen Certificate of Common Stock.
  4.2*           Specimen Certificate of Class B Common Stock.
 10.1*           Form of deltathree, Inc. 1999 Stock Incentive Plan.
 10.2*           Form of deltathree, Inc. 1999 Employee Stock Purchase Plan.
 10.3*           Form of deltathree, Inc. 1999 Performance Incentive Plan.
 10.4*           Form of deltathree, Inc. 1999 Directors' Plan.
 10.5*           Employment Agreement, effective as of April 1, 1999,
                 between Noam Bardin and deltathree, Inc.
 10.6***         Amendment No. 1 to Employment Agreement, effective as of
                 June 1, 2000, between Noam Bardin and deltathree, Inc.
 10.7*           Employment Agreement, effective as of April 1, 1999,
                 between Shimmy Zimels and deltathree, Inc.
 10.8***         Amendment No. 1 to Employment Agreement, effective as of
                 June 1, 2000, between Shimmy Zimels and deltathree, Inc.
 10.9***         Employment Agreement, effective as of August 28, 2000,
                 between Paul White and deltathree, Inc.
 10.10**         Agreement and Plan of Merger, dated as of February 3,
                 2000, between deltathree, Inc., YourDay Acquisition
                 Corp., YourDay.com, Inc. and SenseNet Inc.

-------------
* Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-86503).
** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on May 15, 2000.
*** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 14, 2000.
**** Incorporated by reference to the Company's annual report on Form 10-K/A filed on April 30, 2001.