Form 10-K
period 2001-12-31
DELTATHREE INC
filed 2002-04-01
CIK 1086740

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                -----------

                                 FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934



                For the Fiscal Year Ended December 31, 2001



                     Commission File Number: 000-28063

                              DELTATHREE, INC.
             (Exact name of registrant as specified in charter)

        Delaware                                        13-4006766
        --------                                        ----------
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                        identification no.)
75 Broad Street, 31st Floor
New York, New York 10004                              10004
------------------------                              -----
(Address of principal executive offices)              (Zip code)

                                -----------

     Registrant's telephone number, including area code: (212) 500-4850

Securities registered pursuant to Section 12(b) of the Act:



         None.

Securities registered pursuant to Section 12(g) of the Act:



                                          Name of Each Exchange on Which the
Title of Each Class                       Securities are Registered
-------------------                       -------------------------
Class A Common Stock, par                 Nasdaq National Market
value $0.001 per share

         Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

         The aggregate market value of the Registrant's Class A common stock held by non-affiliates of the Registrant on March 27, 2002 was approximately $8.68 million. On such date, the last sale price of the Registrant's Class A common stock was $1.07 per share. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's Class A common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

         The number of shares outstanding of the Registrant's capital stock as of March 27, 2002 is as follows:

                                                Number of Shares Outstanding
Title of Each Class                             at March 27, 2002
-------------------                             ----------------------------
Class A Common Stock,                              29,143,206
$0.001 par value

==============================================================================






                              DELTATHREE, INC.
                      2001 ANNUAL REPORT ON FORM 10-K



                             TABLE OF CONTENTS



                                                                          Page

PART I
ITEM 1.     Business........................................................ 4
ITEM 2.     Properties......................................................13
ITEM 3.     Legal Proceedings...............................................13
ITEM 4.     Submission of Matters to a Vote of Security Holders.............14
PART II
ITEM 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters............................................ 14
ITEM 6.     Selected Financial Data.........................................15
ITEM 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................ 16
ITEM 7A.    Quantitative and Qualitative Disclosures About
            Market Risk.................................................... 30
ITEM 8.     Financial Statements and Supplementary Data.................... 30
ITEM 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................ 30
PART III
ITEM 10.    Directors and Executive Officers of the Registrant............. 30
ITEM 11.    Executive Compensation......................................... 30
ITEM 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................... 30
ITEM 13.    Certain Relationships and Related Transactions................. 31
PART IV
ITEM 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.................................................... 31





                              DELTATHREE, INC.
                      2001 ANNUAL REPORT ON FORM 10-K


                                   PART I


ITEM 1. BUSINESS
General

         We are a provider of integrated Voice over Internet Protocol
(VoIP) telephony services. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol (IP) telephony services. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. Our business currently includes the provision of enhanced Web-based and other communications services to individual consumers, under our iConnectHere brand name, the provision of a total "Hosted Communications Solution" that enables corporate customers and service providers to offer private label telecommunications to their customer bases, and the transmission of voice and data traffic for communications carriers.

         We have built a privately-managed, global network using IP technology and offer our customers a unique suite of IP telephony products, including: PC-to-Phone, Phone-to-Phone, and Broadband Phone. We differentiate ourselves from our competitors by providing a robust set of value-added services that enables us to effectively address the challenges that have traditionally made the provision of telecommunications services difficult. These operations management tools include: account provisioning; payment processing systems; billing and account management; and customer care. We are able to provide our services at a cost to users that is generally lower than that charged by traditional carriers because we minimize our network costs by using efficient packet-switched technology and we generally avoid local access charges and by-pass international settlement charges by routing international long distance calls over our privately-managed network.

         Prior to 1999, our focus was to build a privately-managed, global network utilizing IP technology. Our business primarily consisted of carrying and transmitting traffic for communications carriers over our network. Beginning in 1999, we began to diversify our offerings by layering enhanced IP telephony services over our network. These enhanced services were targeted at consumers and were primarily accessible through our consumer Web site. During 2000, we began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases. Our privately-managed IP network received the Best Built Public Network Award for excellence in IP services/applications at SUPERCOMM 2000. We were also recognized as the best IP telephony provider by SmartMoney magazine and PC World Magazine during 2000. We were recognized for our innovative Broadband Phone offering during 2001, receiving both the TMC Labs Innovation Award, and the Communications SOLUTIONS(R) magazine Product of the Year Award.

         On June 28, 2001, RSL Communications, Ltd. ("RSL COM"), our then majority stockholder and sole owner of our Class B Common Stock, par value $0.001, entered into a share purchase agreement with Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd., an Israeli company ("Atarey"), to sell to Atarey all of our Class B Common Stock owned by RSL COM. On June 29, 2001, the sale was consummated, and all of RSL COM's shares of Class B Common Stock, which carried ten votes per share, were automatically converted into shares of Class A Common Stock, which carry one vote per share. As a result of the sales transaction, Atarey became the majority stockholder, owning approximately 72% of our outstanding Class A Common Stock. No shares of Class B Common Stock remain outstanding. Simultaneously with the completion of the transaction on June 29, 2001, all of the contracts and inter-company agreements between us and RSL COM (and all of its subsidiaries) were terminated. At the same time, we severed our reliance on RSL COM as our primary pan-European wholesale telecommunications carrier, and shifted to other service providers.

The Increasing Significance of IP Communications

         Historically, the communications services industry has transmitted voice and data over separate networks using different technologies. Traditional carriers have typically built telephone networks based on circuit switching technology, which establishes and maintains a dedicated path for each telephone call until the call is terminated. Although a circuit-switched system reliably transmits voice communications, circuit switching does not efficiently utilize transmission capacity. When a telephone call is placed, a circuit is established, and the circuit remains dedicated for transmission of the call and unavailable to transmit any other call.

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

         As a result, packet switching technology enables service providers to converge their traditional voice and data networks and more efficiently utilize their networks by carrying voice, fax and data traffic over the same network. The improved efficiency of packet-switching technology creates network cost savings that can be passed on to the consumer in the form of lower long distance rates. In addition, international telephone calls carried over the Internet or private IP networks are less expensive than similar calls carried over circuit-switched networks primarily because they bypass the international settlement process, which represents a significant portion of international long distance tariffs.

         Gartner Group, a market research firm, estimates that by 2004, voice over packet communications services will grow to represent 24% of what they project will be a $1.8 trillion market for global telecommunications in total. Beyond cost savings, we believe that advanced IP communications technologies will further the potential for the Internet to become the preferred medium of communications and commerce.

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

Our Products and Services

         Products.

         We have built a privately-managed, global network using IP technology and offer our customers a unique suite of IP telephony products. Our enhanced IP communication products (which represented 54.8% and 44.8% of our revenues in 2001 and 2000, respectively) include:

         PC-to-Phone. Our PC-to-Phone offering enables a user to conveniently and inexpensively place a call to a standard telephone anywhere in the world directly from a personal computer while remaining on-line. In order to use this product, a user need only download our software from our Web site and have access to the Internet. Once our software is downloaded, the user is able to place a call from the user's personal computer and, while browsing the Web, speak to a party who uses a standard telephone. Alternatively, users of Microsoft's Messenger software can access our PC-to-Phone product through the "Make a phone call" function without the need to download any other software.

         We are able to provide our PC-to-Phone offering at rates generally lower than those charged for traditional circuit switched calls. We are able to charge lower rates because our service utilizes packet-switched technology and because it routes calls directly from the Internet onto our privately-managed IP network and to the called destination, thus avoiding access and settlement rates associated with traditional international and domestic long distance telecommunications services. PC-to-phone is currently our most popular product offering.

         Phone-to-Phone. Our Phone-to-Phone offering enables a user to inexpensively place a call or send a fax from a standard telephone or a fax machine to anywhere in the world. Phone-to-Phone calls originate and terminate on the PSTN, but travel primarily over our privately-managed IP network. Through our privately-managed IP network, we are able to carry phone-to-phone voice communications traffic. Similar to our PC-to-Phone product, our Phone-to-Phone product is generally less expensive than services of traditional carriers. Users can access our Phone-to-Phone product by dialing a local or toll-free access number and providing a PIN number. We currently offer toll-free access numbers in Austria, Canada, Finland, France, Germany, Hong Kong, Italy, Sweden, Switzerland, the United Kingdom and the United States. Users are charged for toll and long distance calls on a per-minute basis. We and our private-label partners receive payment for these calls by debiting pre-paid user accounts opened on-line and through the sale of pre-paid calling cards.

         Broadband Phone. In early 2001, we successfully deployed the world's first commercially available Broadband Phone offering. Our Broadband Phone product is a complete phone replacement solution available to business and consumer customers over the "last mile" through broadband connections via cable modem, DSL or fixed wireless. Broadband Phone challenges the traditional PSTN and circuit switched networks with a full VoIP solution. With our high call quality, "always on" reliability and increased functionality provided by the high bandwidth access line, we are now able to offer potential partners and their customers some of the most sophisticated VoIP solutions available in the market through a highly scalable, low-cost and easily implemented product. Broadband Phone is designed to take advantage of how people communicate, building on the current customer experience by allowing them to use their existing phone. In addition to offering traditional telecommunications capabilities, Broadband Phone enables a user to conveniently retrieve e-mail, voice mail and faxes, as well as send e-mail, from a single source, Web functionality, integration with calendar and memo tools and integration between voice and data. For our potential partners, the turnkey solution is delivered with our full back-end infrastructure, including customer service for end users, customer service for service providers, pricing information, billing and provisioning and fraud services. Additionally, Broadband Phone is a technology-neutral solution, easily integrated (the device plugs directly into a PC or IP network) so as to allow broadband providers to begin delivering our voice solution rapidly.

         Carrier transmission services. In addition to our enhanced IP communication products, in order to maximize the use of our available network capacity, we offer carrier transmission services over our privately- managed IP network to telecommunications carriers.

         Services.

         We differentiate ourselves from our competitors by providing a robust set of value-added services that enables us to effectively address the challenges that have traditionally made the provision of telecommunications services difficult. These operations management tools include the following:

         o account provisioning: we provide our customers with a dedicated Web page through which they can order additional services or accounts, generate and activate PINs and perform other customary implementation functions;

         o payment processing systems: we provide our customers with a fraud detection and prevention system to permit secure credit card transactions over the Web;

         o billing and account management: we provide our customers with real-time, Web-based access to billing records to check billing and usage information or to increase prepaid accounts; and

         o customer care: we have moved and consolidated traditional first line customer care functions onto the Web for ease and flexibility and support this with second line customer care via toll-free access.

         iConnectHere

         We began marketing our on-line consumer offering under the iConnectHere brand name in September 2000 in connection with the formal roll-out of our Hosted Communications Solution. We decided to eliminate our free on-line service and to move away from a business model focused on consumers with a high acquisition cost. We have positioned iConnectHere as a powerful showcase and test facility for our current and future products and services. iConnectHere demonstrates our products, services and hosting capabilities to other business customers and service providers. Through iConnectHere, an account holder can access PC-to-Phone, Phone-to-Phone, Broadband Phone and the full range of our back-end infrastructure and support. Additionally, iConnectHere permits us to collect usage information on our products and services and enables us to provide our partners with key information and recommendations regarding implementation of our products and services.

         Through iConnectHere, consumer users can:

         o sign up for any of our services, including PC-to-Phone, Phone-to-Phone, and Broadband Phone

         o     download our software

         o recharge their accounts, either by entering their credit card information or authorizing automatic recharging

         o     send a PC-to-phone call

         o     check real-time billing and usage information

         o     communicate by e-mail with a customer service representative

         o     view answers to frequently-asked questions

iConnectHere Marketing, Advertising and Promotional Programs

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

    Reseller program. We offer individuals and businesses the opportunity to become resellers of our services through our reseller program. Resellers are able to purchase bulk iConnectHere account numbers at reseller specific rates that they are then able to resell to private individuals as either Phone-to-Phone calling cards or PC-to-Phone accounts.

    Microsoft Messenger Affiliation. Through our relationship with Microsoft, we provide PC-to-Phone service for Microsoft Windows XP and Microsoft MSN Messenger users, to any phone number in the world. Within the Microsoft Messenger program, choosing us is similar to choosing a long distance provider. With a click of the mouse, consumers can select us (under our iConnectHere brand) when utilizing the voice function bundled into the Microsoft software applications. When consumers choose us, we provide the network call delivery and termination as well as all the billing and customer relationship aspects of the service. By way of this relationship, we gain exposure to over 42 million current Microsoft Messenger users.

Our Hosted Communications Solution

         Our "Hosted Communications Solution" leverages our VoIP expertise and delivers to our corporate customers and service providers a highly customizable, private-label suite of VoIP products and services. Using our award-winning infrastructure, we enable these enterprises to offer their customers any combination of our basic products and services, accessible through a single account. We believe that our Hosted Communications Solution brings our customers the value-added services they need to leverage their strong customer bases and generate new revenues. We have dedicated significant resources to this area of our business and anticipate significant growth in the number of businesses to which we provide our Hosted Communications Solution.

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

Future Products--Broadband focus

         The market for broadband access services is projected to grow significantly over the next several years. Broadband access alone, however, is not a complete solution. As infrastructure pipes become commodities, maintaining margin and profitability on them is becoming increasingly difficult for service providers. We believe that broadband market success will be determined by the ability to layer high-margin enhanced services and applications over the infrastructure. Market leaders will need innovative, value-added solutions to maintain customers, reduce churn and grow their customer base.

         We have been developing a suite of next-generation Broadband Phone products that we believe will encompass a rich sub-set of the voice-related services broadband providers will seek to deploy in the near-term. These products will build on our original Broadband Phone offering, and include a more diverse set of devices (both hardware devices as well as "soft-phones") along with additional value-added functionality and features that will appeal to a wide potential customer-base.

Our Network

         In order to deliver unique VoIP services, we operate a privately-managed IP telephony network. By managing our network, we have the ability to regulate traffic volumes and to directly control the quality of service from each originating point of presence ("POP") to the termination point. In addition, our network allows us to avoid the significant transmission delays associated with the Internet, which may impede delivery of high quality, reliable services to our users. Since the protocols used by the network are highly standard protocols, our IP network has a tight connection to the Internet, allowing us to use the Internet as a backup facility. This unique situation, where our IP network is considered a high-quality extension of the Internet, allows our customers to enjoy best-of-breed functionality: high quality, low jitter and low connection delay, on the one hand, and global reach and universal access, on the other hand.

         During 2001, in conjunction with our relationship with Microsoft and over 12 months of work, we rolled out our state of the art SIP (Session Initiation Protocol) infrastructure. Our SIP network powers our new Microsoft relationship. The SIP protocol is one of the most advanced VoIP protocols and unlike its predecessors, which were modeled after traditional telephony protocols, SIP has the ability to scale with a distributed architecture and at a lower cost. SIP's superior attributes also include faster and more cost effective development and lower hardware requirements, which allows us to incur lower capital expenditure costs. During 2002, we intend to migrate our existing products and services to this new network. At the same time, we continue to build our SIP expertise through relationships with other SIP leaders such as Cisco and Microsoft.

         Backbone

         Our network is built around a redundant, high availability backbone that connects Los Angeles, New York and London. In each of these locations there are multiple interconnections or peering arrangements with Internet backbone providers. These points are strategically located to allow access from our network to and from the Internet with the best performance. The backbone is based on Cisco routing equipment utilizing Hot Standby Routing Protocol. In order to achieve maximum redundancy, our network has several connections to the Internet. While operating as a private extension of the Internet, the backbone has a high level of security that isolates it from security threats found on the Internet.

         Origination Access

         Access to our network is possible through several points. Users may access services through PSTN connections (toll free and local access). Carrier transmission access is aggregated through our switch in New York or through any one of our POPs directly. Call origination is possible from the PC-to-Phone product, using our downloadable software client or using a Web browser, Microsoft Messenger or Broadband Phone. These calls enter our network from the Internet through our interconnect points with the Internet. We carefully manage each originating port and utilize innovative capacity planning tools and techniques to provide the best and most cost effective service to customers.

         Termination

         Our network can terminate calls through any of our POPs. Termination decisions are based on a complex Least Cost Routing system which applies routing rules based on origination point, time of day, termination cost and other factors. These rules are constantly updated to ensure maximum economic and quality efficiency. Our network has termination facilities that enable us to interconnect with multiple carriers. This allows us to refile traffic to our own switch, giving us the ability to route calls to virtually anywhere in the world. Each termination port is carefully managed with innovative capacity planning tools and techniques to provide the best and most cost effective service to customers.

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

    Reporting Tools. All network services are accounted for in real time, generating Call Detail Records. These records are aggregated in real time to both the billing systems, for rating, and to the data warehouse, which provides access to the information by the marketing, financial, capacity planning and operational groups through a client or Web interface using advanced OLAP cubes.

    The Network Operations Center (NOC). Our NOC monitors and manages our network from a central location, seven days a week, 24 hours a day. The NOC monitors all aspects of our network, including the routers, databases, switches, leased lines, Internet connections, gatekeepers and gateways, to ensure that they are functioning at optimal levels. In the event of a failure of any of these network components, NOC personnel are provided with a real time, systems generated notification via an instant messaging system consisting of pagers, cellular phones, screen pop-ups and e-mail, which identifies the malfunction so that proper measures can be taken to restore service in a timely fashion. Our NOC utilizes a combination of proprietary and leading industry technologies, including Hewlett-Packard Open View software and Ericsson IPT management console, as well as unique applications developed by us. The NOC serves all of the different parts of our operations environment, including network nodes, Web servers and specific applications.

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

         We have registered trademarks for "deltathree" and "iConnectHere.com" in the United States. However, these trademarks may not provide adequate protection against competitive technology and may not be held valid and enforceable if challenged. We do not own any registered copyrights.

         To further safeguard our intellectual property, we have a policy that requires our employees to execute confidentiality and technology ownership agreements when they begin their relationships with us.

Regulatory Environment

         Regulation of IP Telephony

         The use of the Internet and private IP networks to provide telephone service is a recent market development. While the provision of voice communication services over the Internet and private IP networks is currently permitted under United States law, some foreign countries have laws or regulations that may prohibit voice communications over the Internet or using private IP networks. Increased regulation of the Internet may slow its growth, particularly if many countries impose restrictive regulations. Increased regulation of the Internet and/or IP telephony providers or the prohibition of Internet and IP telephony in one or more countries, more aggressive enforcement of existing regulations in such countries or our failure or the failure of our network partners to comply with applicable regulations could materially adversely affect our business, financial condition, operating results and future prospects.

 United States. Based on information users provide to us when they signed up to use our services, we estimate that approximately 60% of our IP communications services are provided to carriers or users in the United States. We believe that, under United States law, based on specific regulatory classifications and recent regulatory decisions, the IP communications services that we provide constitute information services (as opposed to regulated telecommunications services). As such, our services are not currently regulated by the Federal Communications Commission (FCC) or state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of our operations may be subject to state or federal regulation, including regulation governing universal service funding, payment of access charges, disclosure of confidential communications and tax issues. However, we cannot assure you that our services will not be regulated in the future. Several efforts have been made in the United States to enact federal legislation that would either regulate or exempt from regulation communications services provided over the Internet.

         In addition, the FCC is currently considering reforms to universal service funding and may consider whether to impose various types of charges or other common carrier regulations upon some providers of Internet and IP telephony. The FCC stated in April 1998 that it did not have an adequate record on which to make a definitive ruling, but that the record suggested that certain forms of phone-to-phone IP telephony appear to have the same functionality as non-IP telecommunications services and lack the characteristics that would render them information services.

         If the FCC were to determine that certain services are subject to FCC regulations as telecommunications services, the FCC might require providers of Internet and IP telephony services to be subject to traditional common carrier regulation, make universal service contributions and/or pay access charges. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation, which would apply to Internet and IP telephony providers.

         State regulatory authorities may also retain jurisdiction to regulate the provision of, and impose charges on, intrastate Internet and IP telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such.

 International. The regulatory treatment of Internet and IP telephony outside of the United States varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony may also prohibit Internet and IP telephony. Other countries permit, but regulate Internet and IP telephony. Some countries will evaluate proposed Internet and IP telephony service on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. Finally, in many countries Internet and IP telephony has not yet been addressed by legislation or regulatory action.

         With respect to the European Union, we believe that our services fall outside the classification of regulated voice telephony services. The current European Union regulatory regime distinguishes between voice telephony services and other telecommunications services. In January 1998 and again in December 2000, the European Commission concluded that IP telephony did not at that time meet the definition of "voice telephony" subject to member state's regulation. However, the Commission noted that some forms of IP telephony could be considered voice telephony, for example, where an IP telephony service is marketed as an alternative form of voice telephony service, users can dial out to any telephone number, and the provider guarantees the quality of the IP voice service by bandwidth reservation and claims that the quality of the IP voice service is the same as traditional voice telephony service.

         A determination by the European Commission that IP telephony constitutes "voice telephony" may trigger significant regulatory consequences with respect to, among other things, licensing requirements and contributions to universal service funding. The Commission has announced that it is drafting a report on regulating the quality of voice telephony services and related consumer protection issues, as well as another report discussing the new Internet telecommunications services and their impact on the European Union's regulatory and policy framework. In addition, the Commission has adopted directives for a new framework for electronic communications regulation that, in part, attempt to harmonize the regulations that apply to services regardless of the technology used by the provider. We cannot predict what the content of such reports will be, or what impact, if any, such reports and directives may have on our business.

         Based on the Commission's current position, we believe that providers of IP telephony should be subjected to no more than a general authorization or declaration requirement by the European Union Member States. The Member States of the European Union are: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom. However, since the Commission's findings on IP telephony are not binding on the Member States, we cannot assure you that the services provided over our network will not be deemed "voice telephony" subject to heightened regulation by one or more EU Member States.

         As we make our services available in foreign countries, and as we facilitate sales by our network partners to end users located in foreign countries, such countries may claim that we are required to qualify to do business in the particular foreign country. Such countries may also claim that we are subject to regulation, including requirements to obtain authorization for the provision of voice telephony or other telecommunications services, or for the operation of telecommunications networks. It is also possible that such countries may claim that we are prohibited in all cases from providing our services or conducting our business as conducted in those countries.

         Our network partners may also currently be, or in the future may become, subject to requirements to qualify to do business in a particular foreign country, comply with regulations, including requirements to obtain authorizations for the provision of voice telephony or other telecommunications services or for the operation of telecommunications networks, or to cease providing services or conducting their business as conducted in that country. We cannot be certain that our network partners either are currently in compliance with any such requirements, will be able to comply with any such requirements, and/or will continue in compliance with any such requirements.

         Other Regulation Affecting the Internet

 United States. Congress has recently adopted legislation that affects certain aspects of the Internet, including on-line content, user privacy, national security and taxation. For example, the extension of the Internet Tax Freedom Act prohibits certain taxes on Internet uses through November 1, 2003. We cannot predict whether substantial new taxes will be imposed on our services after that date. In addition, Congress, the FCC and other federal entities are considering other legislative and regulatory proposals that would further affect the Internet, including with regard to broadband network to support high-speed Internet access services. Congress is, for example, currently considering legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud and privacy. Various states have adopted and are considering Internet-related legislation.

 International. The European Union has also enacted several directives relating to the Internet. The European Union has, for example, adopted a directive on data protection that imposes restrictions on the processing of personal data. Under the directive, personal data may not be collected, processed, used for other purposes or transferred outside the European Union unless certain specified conditions are met. In addition, persons whose personal data is processed within the European Union are guaranteed a number of rights. The directive may affect companies that collect or transmit information over the Internet from individuals in the European Union Member States. In particular, companies with establishments in the European Union may not be permitted to transfer personal data to countries that do not maintain adequate levels of data protection.

         In addition, the European Union has adopted a separate, complementary privacy directive that pertains to the telecommunications sector. This directive establishes certain requirements with respect to, among other things, the confidentiality, processing and retention of subscriber traffic and billing data, security of services and networks, subscriber rights to non-itemized bills, and the presentation and restriction of calling and connected line identification. In addition, a number of European countries outside the European Union have adopted, or are in the process of adopting, rules similar to those set forth in the European Union directives. Although we do not engage in the collection of data for purposes other than routing calls and billing for our services, the data protection directives are quite broad and the European Union privacy standards are stringent. Accordingly, the potential effect of these data protection rules on the development of our business is uncertain.

Competition

         We compete primarily in the market for enhanced IP communications services. This market is highly competitive and has numerous service providers.

         The market for enhanced Internet and IP communications services is new and rapidly evolving. We believe that the primary competitive factors determining our success, in the Internet and IP communications market are:

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

 Traditional Telecommunications Carriers. Several traditional telecommunications companies, including industry leaders such as AT&T, Sprint, Deutsche Telekom, WorldCom and Qwest Communications International, have announced their intention to offer enhanced Internet and IP communications services in both the United States and internationally. All of these competitors are significantly larger than we are and have:

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

Employees

         As of December 31, 2001, we employed 99 full-time and 53 part-time employees, of which 123 were located in Israel, and 29 were located in New York. We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

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

ITEM 2. PROPERTIES

         We maintain our executive offices at 75 Broad Street, New York, New York under a lease with an annual rent of approximately $650,000, increasing annually to $870,000 during the final year of the lease. The lease term extends until July 2010, with an option to extend the lease for an additional five years.

         We lease a 1,440 square meter office, which houses our research and development facilities, at the Jerusalem Technology Park, Jerusalem, Israel. The term of this lease extends until February 2003, with an option to extend the lease for an additional five-year period. We pay annual rent of approximately $292,000. We sublease a portion of our facility to third parties.

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

         We, as well as certain of our former officers and directors, have been named as a defendant in a number of purported securities class actions in Federal District Court for the Southern District of New York, arising out of our initial public offering in November 1999 (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of our stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares in the aftermarket at predetermined prices. On August 8, 2001, the court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. By Order dated October 12, 2001, Judge Scheindlin adjourned all defendants' time to respond to or answer any of the complaints until further order of the Court. These cases remain at a preliminary stage and no discovery proceedings have taken place. We believe that the claims asserted against us in these cases are without merit and intend to defend vigorously against them.

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

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our common stock has traded on the Nasdaq National Market under the symbol "DDDC" since November 22, 1999. The following table sets forth the per share range of high and low closing sales prices of our common stock for the periods indicated:

                                                         High      Low
                                                         ----      ---
Year ended December 31, 2000
  First quarter......................................  $62.38    $18.00
  Second quarter.....................................   21.38      5.75
  Third quarter......................................   15.00      3.56
  Fourth quarter.....................................    5.44      1.19
Year ended December 31, 2001
  First quarter......................................    3.50      1.03
  Second quarter.....................................    1.61      0.60
  Third quarter......................................    0.98      0.26
  Fourth quarter.....................................    0.93      0.52
Year ended December 31, 2002
  First quarter......................................    1.35      0.74


         On March 27, 2002, the last reported sale price for our common stock on the Nasdaq National Market was $1.07 per share. The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders

         As of March 27, 2002, we had approximately 125 holders of record of our common stock. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

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

         Pursuant to a stock and warrant purchase agreement, on October 20, 1999, we issued to CNET Investments, Inc. ("CNET") 1,085,943 shares of common stock and warrants to purchase 466,028 shares of common stock at an exercise price of $19.31 per share for $10,999,994.76 in a transaction exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof.

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

         For the year ended December 31, 2001, we used approximately $29 million of the net proceeds for sales, marketing and promotional activities, $19 million for capital expenditures and $12 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

ITEM 6. SELECTED FINANCIAL DATA

         We derived the selected consolidated financial data presented below from our consolidated financial statements and related notes included in this annual report. You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Brightman Almagor & Co., a member firm of Deloitte Touche, independent certified public accountants, audited our historical financial statements since inception and as of and for the years ended December 31, 1997, 1998, 1999, 2000 and 2001. Their report appears elsewhere in this annual report.

                                                                       1997      1998         1999         2000         2001
                                                                                 ----         ----         ----         ----
                                                                                           Year Ended December 31,
                                                                                      (In thousands, except share data)

Statement of Operations Data:
Revenues:
  Affiliates..........................................                 $468      $3,896       $7,431     $13,977       $1,669
  Non-affiliates......................................                  778       1,742        3,621      16,399       13,991

Total revenues........................................                1,246       5,638       11,052      30,376       15,660
Costs and operating expenses:
  Cost of revenues, net...............................                 (892)     (4,459)      (9,723)    (24,932)     (13,486)
  Research and development expenses, net..............                 (294)       (650)      (1,233)     (6,625)      (5,648)
  Selling and marketing expenses......................                 (632)     (2,431)      (7,403)    (20,548)      (7,800)
  General and administrative expenses (exclusive of                  (1,388)     (1,842)      (2,754)     (6,694)      (6,982)
  non-cash compensation expense)......................
  Non-cash compensation expense.......................                    -        (743)     (19,116)     (6,331)        (825)
  Depreciation and amortization.......................                 (370)     (2,671)      (3,721)     (7,919)      (8,996)
   Write-down of fixed assets.........................                    -           -            -           -       (1,003)
Expenses due to cancellation of supplier agreement....                    -           -            -           -       (3,628)
  Impairment of goodwill..............................                    -           -            -      (8,905)      (4,151)

Total costs and operating expenses....................               (3,576)    (12,796)     (43,950)    (81,954)     (52,519)

Loss from operations..................................               (2,330)     (7,158)     (32,898)    (51,578)     (36,859)
Interest income (expense), net........................                  (37)       (186)        (873)       3,632       1,677
Minority interest.....................................                    -         223            -           -            -
Income taxes..........................................                    -           -            -        (311)        (552)
Net loss..............................................              $(2,367)    $(7,121)    $(33,771)   $(48,257)    $(35,734)
Net loss per share -  basic and diluted...............               $(0.19)     $(0.37)      $(1.65)     $(1.67)      $(1.23)


Weighted average shares outstanding  - basic and
  diluted............................................                12,390      19,254       20,418      28,833       29,035



                                                                       1997        1998         1999        2000         2001
                                                                       ----        ----         ----        ----         ----
                                                                                      Year Ended December 31,
                                                                                          (In thousands)
Balance Sheet Data:
Cash and cash equivalents.............................               $3,196      $1,357      $89,957     $20,857      $13,583
Working capital (deficiency)..........................                2,763      (3,232)      82,942      43,538       23,374
Total assets..........................................                8,403      25,676      126,832      86,169       45,869
Long-term debt due to affiliates......................                    -       5,107            -           -            -
Total stockholder's equity (deficiency)...............                6,272      12,370      102,580      72,479       38,921


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this annual report.

Overview

         We are a provider of integrated Voice over Internet Protocol
(VoIP) telephony services. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol (IP) telephony services. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. Our business currently includes the provision of enhanced Web-based and other communications services to individual consumers, under our iConnectHere brand name, the provision of a total "Hosted Communications Solution" that enables corporate customers and service providers to offer private label telecommunications to their customer bases, and the transmission of voice and data traffic for communications carriers.

         Prior to 1999, our focus was to build a privately-managed, global network utilizing IP technology. Our business primarily consisted of carrying and transmitting traffic for communications carriers over our network. Beginning in 1999, we began to diversify our offerings by layering enhanced IP telephony services over our network. These enhanced services were targeted at consumers and were primarily accessible through our consumer Web site. During 2000, we began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases. In early 2001, we deployed our Broadband Phone offering - a complete phone replacement solution available to business and consumer customers over the "last mile" through broadband connections via cable modem, DSL or fixed wireless.

Factors Affecting Future Results

Competitive Factors: The telecommunications industry is highly competitive. There is competition within the traditional telecommunications marketplaces (landline and wireless) and also with other emergent "next generation" telecommunications providers, including IP telecommunications providers in supplying the overall telecommunications needs of businesses and individual consumers. We compete with other telecommunications firms in the sale and purchase of various products and services in many national and international markets and employ all methods of competition which are lawful and appropriate for such purposes. A key component of our competitive position, particularly given the commodity-based nature of many of our products, is our ability to manage operating expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency.

Political Factors: Our operations and earnings have been, and may in the future be, affected from time to time in varying degree by political instability and by other political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of company facilities; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights; and telecommunications regulations. Both the likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable.

Industry and Economic Factors: Our operations and earnings are affected by local, regional and global events or conditions that affect supply and demand for telecommunications products and services. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources; supply disruptions; technological advances, including advances in telecommunications technology and advances in technology relating to telecommunications usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative telecommunications sources or product substitutes.

Project Factors: In addition to the factors cited above, the advancement, cost and results of particular projects depend on the outcome of negotiations with potential partners, governments, suppliers, customers or others; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

Risk Factors: See "-- Risk Factors" below for discussion of the impact of market risks, financial risks and other uncertainties.

Revenues

         Prior to June 28, 2001, our majority shareholder was RSL COM, a large telecommunications provider, who was also our largest customer. As such, for financial reporting purposes for fiscal year 2001 and prior years, revenues were derived from affiliates and non-affiliates. Revenues from affiliates consist of revenues received from RSL COM for the carrier transmission and calling card services we provided to RSL COM, prior to Atarey's acquisition of RSL COM's holdings of our stock. The majority of the services we provided to RSL COM were resold by RSL COM to other communications companies, and the remainder were used directly by RSL COM's customers. Carrier transmission services to RSL COM accounted for 10.7% of our total revenues in 2001 and 16.1% of our total revenues in 2000.

         Revenues from non-affiliates consist of revenues from end-users of our enhanced IP communications services, including PC-to-Phone and Phone-to-Phone, which are generated by our both our consumer offering, iConnectHere, and our Hosted Communications Solution, and revenues from carriers other than RSL COM for carrier transmission services. All revenues are recognized as the services are performed. The provision of enhanced IP communications services (primarily PC-to-Phone) through iConnectHere accounted for 32.7% and 18.3% of our total revenues in 2001 and 2000, respectively, while the provision of enhanced IP communications services through our Hosted Communications Solution sales efforts accounted for 22.1% and 26.5% of our total revenues in 2001 and 2000, respectively. Carrier transmission services to non-affiliates accounted for 11.2% and 9.2% of our total revenues in 2001 and 2000, respectively.

Costs and Operating Expenses

         Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expense, depreciation and amortization of goodwill, non-cash stock compensation, write-down of fixed assets, expenses due to cancellation of agreement with a supplier and impairment of goodwill related expenses.

         o Cost of revenues consist primarily of access, termination and transmission costs paid to carriers that we incur when providing services and fixed costs associated with leased transmission lines. The term of our contracts for leased transmission lines is generally one year, or less, and either party can terminate with prior notice. We incurred extraordinary costs of approximately $1.4 million in 1999 in integrating the hardware and software purchased from Ericsson into our network. To compensate us for our costs, Ericsson agreed to offset our payable to them for network telecommunications equipment that we previously purchased from them with a fair market value of $3 million, representing Ericsson's reimbursement of costs incurred by us. As a result, we classified this payable as deferred revenues and costs, which we recognized as an offset to cost of revenues and research and development expenses as they are incurred.

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

         o Selling and marketing expenses consist primarily of advertising and promotional expenses incurred to attract potential consumer users of iConnectHere and expenses associated with our direct sales force incurred to attract potential business customers and service providers for our Hosted Communications Solution. We expect to decrease our overall selling and marketing expenses as we focus our attention on growing the percentage of sales related to our Hosted Communications Solution. We anticipate that as we add new paid users we will be able to spread these costs over a larger revenue base and accordingly improve our operating margins.

         o General and administrative expenses consist primarily of compensation and benefits for management, finance and administrative personnel, occupancy costs and legal and accounting fees, as well as the expenses associated with being a public company, including costs of directors' and officers' insurance.

         o Amortization of goodwill consists of amortization of the goodwill related to the purchase by RSL COM of all of the outstanding shares of our capital stock. In July 1997, we issued shares representing 51% of our outstanding share capital to RSL COM for $5 million. No goodwill was recorded as a result of this issuance. However, as a result of acquiring a controlling interest in us, RSL COM recorded goodwill in the amount of $450,000, representing our net liabilities. RSL COM then proceeded to offer to purchase from our stockholders all of our outstanding shares it did not already own. By April 1998, RSL COM had paid approximately $14.7 million in cash and securities for the remaining 49% of our shares that it did not own and RSL COM recorded goodwill in the amount of $14.7 million. As a result of these transactions, RSL COM "pushed down" a total of approximately $15.2 million of goodwill to our financial statements, accounted for in our financial statements as an increase in both goodwill and additional paid-in capital of approximately $15.2 million in the aggregate. We have recorded amortization expense of approximately $11.0 million through December 31, 2001. During the fourth quarter of 2001, the net carrying amount of goodwill was written-off and there will be no amortization relating to the RSL COM acquisition in 2002.

         o Write down of fixed assets represents a one-time charge due to the write down of equipment in the second quarter of 2001 that was purchased in previous periods to support contracts and inter-company agreements between RSL COM and us that were cancelled at the time of RSL COM's sale of its majority ownership interest in us to Atarey.

         o Expenses due to cancellation of a supplier agreement consists of a one-time expense due to the early termination of a long-term marketing and promotion agreement with CNET during the second quarter of 2001. Under the remaining terms of the original agreement, we were required to pay CNET $
               5.5 million. We negotiated the early termination of this agreement for a one-time cash payment of $1.75 million. The remainder of the $3.6 million CNET related charge includes approximately $1.5 million in previously deferred non-cash compensation.

         o Impairment of goodwill is an expense resulting from our determination that events or changes in circumstances have occurred that impact the net carrying amount of goodwill on our financial statements. During the fourth quarter of 2001, we determined that as a result of the sale of majority ownership of us by RSL COM to Atarey, a full write-off of the net carrying amount of goodwill pushed down into our books at the time of the RSL acquisition was necessary. Accordingly, approximately $4.2 million was written-off in accordance with generally accepted accounting principles. During the fourth quarter of 2000, we decided to de-emphasize our consumer offering, iConnectHere and focus our efforts on generating revenues primarily through sales of our Hosted Communications Solution. As a result, the technology we acquired through our acquisition of YourDay.com, Inc. was not incorporated into iConnectHere as originally planned. Accordingly, we determined that a full write-off of approximately $8.9 million was required in accordance with generally accepted accounting principles.

         We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2001. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

Deferred Compensation Charge

         We recognized approximately $24.3 million of deferred compensation charges in 1999 related to non-cash compensation expense due to the issuance of 2,198,025 shares of our common stock to our employees granted with exercise prices below the fair market value in periods prior to December 31, 1999. We recorded additional deferred compensation charges of approximately $4.4 million in 1999 in connection with our sale of common stock and warrants to both Yahoo!, Inc. and CNET. The deferred compensation charge represents the difference between each of the purchase prices of the common stock and the exercise price of the warrants as compared to the fair value of the common stock at the date of sale. We began amortizing this deferred compensation charge during the fourth quarter of 1999. The deferred compensation charge has been fully amortized for Yahoo! and the remaining CNET balance was accelerated and fully amortized along with the cancellation of the marketing and promotion agreement.

         We recognized $6.3 million in non-cash compensation expense in 2000 and $825,000 in 2001, and we will recognize an additional $270,000 during the period January 1, 2002 through May 31, 2002.

Results of Operations

         The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:


                                                                              1999        2000        2001
                                                                              ----        ----        ----
                                                                                Year Ended December 31,

Revenues:
  Affiliates............................................................       67.2%        46.0%       10.7%
  Non-affiliates........................................................       32.8         54.0        89.3
                                                                            --------      -------      ------

Total revenues..........................................................      100.0        100.0       100.0
Costs and operating expenses:
  Cost of revenues, net.................................................       88.0         82.1        86.0
  Research and development expenses, net................................       11.2         21.8        36.0
  Selling and marketing expenses........................................       67.0         67.6        49.8
  General and administrative expenses (exclusive of non-cash                  24.9         22.0        44.6
    compensation expense).................................................
  Non-cash compensation expense.........................................      173.0         20.8         5.3
  Depreciation and amortization.........................................       33.7         26.1        57.4
  Write down of fixed assets............................................         -            -          6.4
  Expenses due to cancellation of supplier agreement....................         -            -         23.2
  Impairment of goodwill................................................         -          29.3        26.5
                                                                            --------      -------      ------

  Total costs and operating expenses....................................      397.6        269.8       335.3
                                                                            --------      -------      ------

Loss from operations....................................................     (297.6)      (169.8)     (235.3)
Interest income (expense), net..........................................       (7.9)        12.0        10.7
Income taxes............................................................         -           1.0        (3.5)
                                                                            --------      -------      ------

                                                                            (305.5)%      (158.9)%    (227.4)%
                                                                            ========      ========     =======


Comparison of 2001 and 2000

Revenues

         Affiliates. Revenues from affiliates decreased by $12.3 million or 87.9% to $1.7 million in 2001 from $14.0 million in 2000, due to the sale of all of our Class B Common Stock on June 29, 2001 by RSL COM to Atarey and our disconnection from the RSL COM network. After June 29, 2001, there were no further revenues from affiliates, and we do not anticipate receiving revenues from affiliates in the future.

         Non-affiliates. Revenues from non-affiliates decreased by $2.4 million or 14.6% to $14.0 million in 2001 from $16.4 million in 2000. Revenues from enhanced IP communications services (including our Hosted Communications Solution) decreased by $1.4 million or 10.3% to $12.2 million in 2001 from $13.6 million in 2000, due to a lesser number of new Hosted Communications Solution partners, yielding lower up-front integration fees, partially offset by a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base. Revenues from carrier transmission services for telecommunications carriers other than RSL COM decreased by $1.0 million or 35.7% to $1.8 million in 2001 from $2.8 million in 2000, due primarily to decreased demand from a smaller customer base.

         Revenues from carrier transmission services to RSL COM and other telecommunications carriers accounted for 19.5% and 25.3% of revenues in 2001 and 2000, respectively. As revenues from our enhanced IP communication services continue to grow as a percentage of total revenue, we expect that our revenues from carrier transmission services will continue to account for a declining percentage of our revenues. Other than RSL COM, no other customer accounted for greater than 10% of our revenues during these periods.

Costs and Operating Expenses

         Cost of revenues. Cost of revenues decreased by $11.4 million or 45.8% to $13.5 million in 2001 from $24.9 million in 2000, due primarily to a decrease in the amount of traffic being terminated.

         Research and development expenses. Research and development expenses decreased by $1.0 million or 15.2% to $5.6 million in 2001 from $6.6 million in 2000, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

         Selling and marketing expenses. Selling and marketing expenses decreased by $12.8 million or 62.1% to $7.8 million in 2001 from $20.6 million in 2000, due to a significant decrease in branding and promotional activities.

         General and administrative expenses. General and administrative expenses increased by $0.3 million or 4.5% to $7.0 million in 2001 from $6.7 million in 2000, primarily due to increased personnel and occupancy costs.

         Non-cash compensation expenses. Non-cash compensation expenses decreased by $5.5 million or 87.3% to $0.8 million in 2001 from $6.3 million in 2000, due to the completed amortization of costs incurred during 1998. Remaining amortization of costs related to the 1999 grants of options and warrants below the then fair market value will continue to be reflected in future financial statements.

         Depreciation and amortization of goodwill. Depreciation and amortization of goodwill increased by $1.1 million or 13.9% to $9.0 million in 2001 from $7.9 million in 2000, due to our on-going purchase, and subsequent depreciation of fixed assets.

         Impairment of goodwill. We incurred a one-time expense of $4.2 million for the year ended December 31, 2001 related to the impairment of goodwill. This one-time charge was due to the write-off of `pushed-down' goodwill associated with the acquisition of us by RSL COM, the valuation of which was impacted by the sale of majority ownership by RSL COM to Atarey. We incurred a one-time expense of $8.9 million for the year ended December 31, 2000 related to the impairment of goodwill. This one-time charge was due to the write-off of goodwill associated with the technology acquired through our acquisition of Yourday.com, which was not incorporated into iConnectHere as originally planned.

         Write down of fixed assets from RSL sale. We incurred a one-time expense of approximately $7.0 million from the write down of equipment that was purchased in previous periods to support contracts and inter-company agreements between us and RSL COM that were cancelled at the time of RSL COM's sale of its majority ownership interest to Atarey. See Note 12 to the accompanying financial statements for further details.

         Expenses due to the cancellation of a supplier agreement. We incurred a one-time expense of approximately $3.6 million that resulted from the cancellation of a development and promotion agreement between CNET and us. Expenses included a payment to terminate the contract and the acceleration of the amortization of compensation charges deferred in previous years.

Loss from Operations

         Loss from operations decreased by $14.7 million or 28.5% to $36.8 million in 2001 from $51.5 million in 2000, due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and selling and marketing expenses. We expects to continue to incur losses for the foreseeable future.

Interest (Expense) Income, Net

         Interest income decreased by $1.9 million or 52.8% to $1.7 million in 2001 from $3.6 million in 2000, due primarily to lower interest rates earned on a reduced balance of remaining proceeds from our initial public offering.

Income Taxes, Net

         We paid net income taxes of $0.6 million in 2001 compared to $0.3 million in 2000.

Net Loss

         Net loss decreased $12.5 million or 25.9% to $35.7 million in 2001 from $48.2 million in 2000, due to the foregoing factors.

Comparison of 2000 and 1999

Revenues

    Affiliates. Revenues from affiliates increased by $6.6 million or 88.1% to $14.0 million in 2000 from $7.4 million in 1999, due to an increase in sales of calling card products through our affiliate, RSL COM USA, and an increase in sales to RSL COM due to increased demand for our carrier transmission services, partially offset by decreases in prices.

    Non-affiliates. Revenues from non-affiliates increased by $12.8 million or 352.9% to $16.4 million in 2000 from $3.6 million in 1999. Revenues from enhanced IP communications services (including our Hosted Communications Solution) increased by $11.6 million or 473.8% to $13.6 million in 2000 from $2.0 million in 1999, due to integration and other service fees received from partners in our Hosted Communications Solution as well as a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base. Revenues from carrier transmission services for telecommunications carriers other than RSL COM increased by $1.4 million or 100% to $2.8 million in 2000 from $1.4 million in 1999, due primarily to an increased demand from a larger customer base.

         Revenues from carrier transmission services to RSL COM and other telecommunications carriers accounted for 25.3% and 59.8% of revenues in 2000 and 1999, respectively. As revenues from our enhanced IP communication services continue to grow as a percentage of total revenue, we expect that our revenues from carrier transmission services will continue to account for a declining percentage of our revenues. Other than RSL COM, no other customer accounted for greater than 10% of our revenues during these periods.

Costs and Operating Expenses

    Cost of revenues. Cost of revenues increased by $15.2 million or 156.4% to $24.9 million in 2000 from $9.7 million in 1999, due primarily to an increase in the costs associated with the increase in the amount of traffic being terminated over our network.

    Research and development expenses. Research and development expenses increased by $5.4 million or 437.3% to $6.6 million in 2000 from $1.2 million in 1999, due to greater costs incurred in hiring personnel to develop several new services and enhancements to our existing services.

    Selling and marketing expenses. Selling and marketing expenses increased by $13.2 million or 177.6% to $20.6 million in 2000 from $7.4 million in 1999, due to the expansion of our marketing and promotional activities during the first half of 2000 and an increase in our direct sales activities during the second half of 2000.

    General and administrative expenses. General and administrative expenses increased by $3.9 million or 143.1%to $6.7 million in 2000 from $2.8 million in 1999, due primarily to additional personnel and increased occupancy costs.

    Non-cash compensation expenses. Non-cash compensation expenses decreased by $12.8 million or 67.0% to $6.3 million in 2000 from $19.1 million in 1999, due to the completed amortization of costs incurred during 1997. Remaining amortization of costs related to the 1998 and 1999 grants of employee stock options and warrants to Yahoo! and CNET below the then fair market value will continue to be reflected in future financial statements.

    Depreciation and amortization of goodwill. Depreciation and amortization of goodwill increased by $4.2 million or 112.8% to $7.9 million in 2000 from $3.7 million in 1999, due to the continued increase in our fixed assets and the acquisition of YourDay.com, Inc. during the first quarter of 2000.

    Impairment of goodwill. We incurred a one-time expense of $8.9 million in 2000 related to the impairment of goodwill. This one-time charge was due to the write-off of goodwill associated with the technology acquired through our acquisition of Yourday.com, which was not incorporated into iConnectHere as originally planned.

Loss from Operations

         Loss from operations increased by $18.7 million or 56.8% to $51.6 million in 2000 from $32.9 million in 1999, due primarily to the increase in costs and operating expenses, including non-cash compensation expenses, sales and marketing expenses, and a one-time expense for goodwill impairment, as well as a decrease in prices we charged for carrier transmission services.

Interest (Expense) Income, Net

         Interest income increased by $4.5 million or 515.5% to $3.6 million in 2000 from $0.9 million in 1999 due to interest earned on the remaining proceeds from our initial public offering, less the interest expense we incurred in connection with our borrowings from RSL COM, which were repaid in November 2000.

Income Taxes, Net

         We paid income taxes, net of $0.3 million in 2000 compared to no income taxes in 1999.

Net Loss

         Net loss increased by $14.5 million or 42.9% to $48.3 million in 2000 from $33.8 million in 1999, due to the foregoing factors.

Liquidity and Capital Resources

         Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations. As of December 31, 2001, we had an accumulated deficit of approximately $127.4 million. We anticipate that we will continue to incur operating and net losses as we implement our growth strategy.

         As of December 31, 2001, we had cash and cash equivalents of approximately $13.6 million, marketable securities and other short-term investments of approximately $14.2 million and working capital of approximately $23.4 million. We generated negative cash flow from operating activities of approximately $22.7 million during 2001 compared with negative cash flow from operating activities of $23.4 million during 2000. Accounts receivable were approximately $1.1 million and $3.2 million at December 31, 2001 and December 31, 2000, respectively.

         Our capital expenditures decreased from approximately $13.6 million in the year ended December 31, 2000 compared to approximately $1.6 million in the year ended December 30, 2001, as we better utilize our existing domestic and international network infrastructure.

         Short-term, we obtain our funding from our utilization of the remaining proceeds from our initial public offering offset by positive or negative cash flow from our operations. These proceeds are maintained as cash and cash equivalents with an original maturity of three months or less. Based on current trends in our operations, these funds will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that our business plan is implemented successfully, and that:

         o our recent revenue trends, which reflected an increase in our higher-margin (primarily PC-to-Phone) products and services continues to increase;
         o our expense trends remain at or near the rates of our fourth quarter 2001 rates, which were significantly reduced during the year through reductions in personnel, curtailment of discretionary expenditures, and reduced network rent and termination rates from our carriers; and
         o our net cash-burn rate, which was significantly reduced during the year due to the foregoing factors to approximately $3.0 million in the fourth quarter of 2001, continues to improve throughout 2002 and beyond.

         To the extent that these trends do not remain steady, or if in the longer-term we are not able to successfully implement our business strategy we may be required to raise additional funds for our ongoing operations. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. In addition, while the indentures governing outstanding indebtedness of RSL COM were cancelled and no longer restrict our ability to incur indebtedness, we cannot assure you that any third party will be willing or able to provide additional capital on favorable terms or at all.

Certain Relationships and Related Transactions

         We believe that all of the transactions described below were made on an arms-length basis. All future transactions between us and our officers, directors, principal stockholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the outside directors, and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

RSL COM

         Prior to June 28, 2001, we had various inter-company contracts and agreements with RSL COM (and all of its subsidiaries). Simultaneously with the completion of the transaction on June 29, 2001, when RSL COM sold all of their holding of us to Atarey, all of these contracts and inter-company agreements were terminated.

Atarey

         There are no inter-company contracts or agreements with Atarey.

CNET

         On October 20, 1999, we issued to CNET Investments, Inc., for approximately $11 million, 1,085,943 shares of the our Class A Common Stock and warrants to purchase 466,028 shares of our Common Stock at an exercise price of $19.31 per share exercisable for the term of our promotion agreement with CNET. CNET was entitled to request that we register their shares under the Securities Act and to include their shares in our future registered equity offerings. On July 6, 2001, CNET, entered into a share purchase agreement with Atarey. Under this agreement, Atarey purchased 1,085,943 shares of our Class A Common Stock owned by CNET in accordance with the "tag-along" rights granted to CNET pursuant to the Investor Rights Agreement, dated as of October 20, 1999, by and among us, RSL COM and CNET.

         Simultaneously with its equity investment in us, in October 1999, we entered into a marketing and promotion agreement with CNET. Under this agreement, merchants on CNET's shopping sites were able to integrate our PC-to-phone software to enable users to make a PC-to-phone call directly to such merchant from the CNET shopping site using the our Click IT service. In addition, CNET had agreed to display banners and other promotions on its Web sites that will link to our Web site. The initial term of the contract was two years. This contract was mutually terminated on May 24, 2001.

Risk Factors

         In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

Risks Related to Our Company

We Have a History of Losses and We Anticipate Our Losses Will Continue

         We have incurred significant losses since inception, and we expect to continue to incur significant losses for the foreseeable future. We reported net losses of approximately $35.7 million in 2001, approximately $48.3 million in 2000, and approximately $33.8 million in 1999. As of December 31, 2001, our accumulated deficit was approximately $127.4 million. As a percentage of revenues, our net loss was 228.2% in 2001, 158.9% in 2000 and 305.5% in 1999. Our revenues may not grow or even continue at their current level. In addition, we expect to maintain our operating expenses at current levels as we develop and expand our business. As a result, we will need to increase our revenues significantly to become profitable. In order to increase our revenues, we need to attract and maintain customers to increase the fees we collect for our services. If our revenues do not increase as much as we expect or if our expenses increase at a greater pace than revenues, we may never be profitable or, if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We Will Need Additional Capital to Finance Our Operations in the Future

         We intend to continue to enhance and expand our network in order to maintain our competitive position and meet the increasing demands for service quality, capacity and competitive pricing. Also, the introduction of new products and/or service will require significant marketing and promotional expenses that we often incur before we begin to receive the related revenue. If our cash flow from operations is not sufficient to meet our capital expenditure and working capital requirements, we will need to raise additional capital to continue our operations. We may not be able to raise additional capital, and if we are able to raise additional capital through the issuance of additional equity, our current investors could experience dilution. If we are unable to obtain additional capital, we may be required to reduce the scope of our business or our anticipated growth, which would reduce our revenues.

We Have a Limited Operating History Upon Which You Can Evaluate Us

         We have only a limited operating history upon which you can evaluate our business and prospects. We commenced operations in June 1996. You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for IP communications services. These risks include our ability:

         o to increase acceptance of our Hosted Communications Solution, thereby increasing the number of users of our IP telephony services
         o     to compete effectively
         o to develop new products and keep pace with developing technology

         In addition, because we expect an increasing percentage of our revenues to be derived from our enhanced IP communications services and our Hosted Communications Solution, our past operating results may not be indicative of our future results.

We May Not be Able to Expand Our Revenue and Achieve Profitability

         Our business strategy is to expand our revenue sources to include the provision of enhanced IP communications services to several different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are primarily generated by sales of enhanced IP communications services through our direct consumer offering, iConnectHere. Enhanced IP communications services generated 54.8%, 44.8%, and 18.4% of our total revenues in 2001, 2000 and 1999, respectively. The provision of enhanced IP communications services has not been profitable to date and may not be profitable in the future.

         In the future, we intend to generate increased revenues from multiple sources, many of which are unproven, including the commercial sale of our Hosted Communications Solution and enhanced IP communications services. We expect that our revenues for the foreseeable future will be dependent on, among other factors:

         o sales of enhanced IP communications services and our Hosted Communications Solution
         o     acceptance and use of IP telephony
         o     expansion of service offerings
         o     traffic levels on our network
         o the effect of competition, regulatory environment, international long distance rates and access and transmission costs on our prices
         o     continued improvement of our global network quality

         We may not be able to sustain our current revenues or successfully generate additional revenues from the sale of enhanced IP communications services, Hosted Communications Solutions or carrier transmission services.

We Cannot Assure You That a Market for Our Services Will Develop

         We are uncertain whether a market will develop for our enhanced IP communications services or our Hosted Communications Solutions. Our market is new and rapidly evolving. Our ability to sell our services may be inhibited by, among other factors, the reluctance of some end users to switch from traditional communications carriers to IP communications carriers and by concerns with the quality of IP telephony and the adequacy of security in the exchange of information over the Internet. End users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as us. Our ability to increase revenues depends on the migration of traditional telephone network traffic to our IP network. We will need to devote substantial resources to educate customers and end users about the benefits of IP communications solutions in general and our services in particular. If enterprises and their customers do not accept our enhanced IP communications services and our Hosted Communications Solutions as a means of sending and receiving communications, we will not be able to increase our number of paid users or successfully generate revenues in the future.

Our Future Success Depends on the Growth in the Use of the Internet as a Means of Communications

         If the market for IP communications, in general, and our services in particular, does not grow at the rate we anticipate or at all, we will not be able to increase our number of users or generate revenues we anticipate. To be successful, IP communications requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

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

Potential Fluctuations in Our Quarterly Financial Results Make it Difficult for Investors to Predict Our Future Performance

         Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. The factors generally within our control include:

         o the rate at which we are able to attract users to purchase our enhanced IP communications services and our Hosted Communications Solutions
         o     the amount and timing of expenses to enhance marketing and promotion efforts and to expand our infrastructure
         o     the timing of announcements or introductions of new or
               enhanced services by us

         The factors outside our control include:

         o the timing of announcements or introductions of new or enhanced services by our competitors
         o technical difficulties or network interruptions in the Internet or our privately-managed network
         o general economic and competitive conditions specific to our industry

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

We Face a Risk of Failure of Computer and Communications Systems Used in Our Business

         Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. We maintain communications systems in four facilities in New York, Los Angeles, London and Jerusalem. Our systems and those that connect to our network are subject to disruption from natural disasters or other sources of power loss, communications failure, hardware or software malfunction, network failures and other events both within and beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

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

Operating Internationally Exposes Us to Additional and Unpredictable Risks

         We intend to continue to enter additional markets in Eastern Europe, Latin America, Africa and Asia and to expand our existing operations outside the United States. International operations are subject to inherent risks, including:

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

We Have Experienced Losses as a Result of Fraud

         We have experienced losses due to fraud. In 2001, we experienced losses from fraud of less than 2% of our revenues. Callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. Although we have implemented anti-fraud measures in order to control losses relating to these practices, these measures may not be sufficient to effectively limit all of our exposure in the future from fraud and we continue to experience losses from fraud. While we have established reserves for bad debts in accordance with historical levels of uncollectible receivables resulting primarily from these fraudulent practices, our losses may exceed our reserves and could rise significantly above anticipated levels.

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

Decreasing Telecommunications Rates May Diminish or Eliminate Our Competitive Pricing Advantage

         Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our services. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate that rates will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. In addition, our ability to market our carrier transmission services to telecommunications carriers depends upon the existence of spreads between the rates offered by us and the rates offered by traditional telecommunications carriers, as well as a spread between the retail and wholesale rates charged by the carriers from which we obtain wholesale service. Continued rate decreases will require us to lower our rates to remain competitive and will reduce or possibly eliminate our gross profit from our carrier transmission services. If telecommunications rates continue to decline, we may lose users for our services.

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

         Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services through our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services, including obtaining appropriate regulatory authorizations for our local network partners or ourselves, changing our service arrangements for a particular country or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively. Further, regulations and laws which affect the growth of the Internet could hinder our ability to provide our services over the Internet. For a more detailed discussion of the regulation of IP telephony, see "Business--Regulation of IP Telephony."

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

Risks Related to Our Relationship with Atarey

Atarey Controls All Matters Submitted to a Stockholder Vote

         Atarey owns approximately 72% of the voting power and economic interest in us. As long as Atarey continues to beneficially own shares of capital stock representing more than 50% of the voting power of our outstanding capital stock, Atarey will be able to exercise a controlling influence over decisions affecting us, including:

         o composition of our board of directors and, through it, our direction and policies, including the appointment and removal of officers
         o     mergers or other business combinations
         o     acquisitions or dispositions of assets by us
         o     future issuances of capital stock or other securities by us
         o     incurrence of debt by us
         o amendments, waivers and modifications to any agreements between us and Atarey
         o     payment of dividends on our capital stock
         o approval of our business plans and general business development

         In addition, three of our eight directors are officers and/or directors of Atarey, or otherwise affiliated with Atarey. As a result, the ability of any of our other stockholders to influence the management of our company is limited, which could have an adverse effect on the market price of our stock.

Risks Related to Our Common Stock

A Third Party May Be Deterred from Acquiring Our Company

         Atarey's majority ownership could delay, deter or prevent a third party from attempting to acquire control of us. This may have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of us, even though such a change in ownership would be economically beneficial to us and our stockholders.

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

         o     sales of our common stock by Atarey

         All of these factors are, in whole or part, beyond our control and may materially adversely affect the market price of our common stock regardless of our performance.

         Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. We cannot assure you that our common stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices. We also cannot assure you that our common stock will continue to be quoted on the Nasdaq National Market if the price of our common stock falls below $1 for a period of 30 consecutive days.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the sections entitled "Management" and "Principal
Stockholders" in the proxy statement for our 2002 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the proxy statement for our 2002 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

         The information required by this Item is incorporated herein by reference to the section entitled "Principal Stockholders" in the proxy statement for our 2002 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the section entitled "Related Party Transactions" in the proxy statement for our 2002 Annual Meeting of Stockholders.


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

Exhibit        Description
Number
3.1.1*         Form of Restated Certificate of Incorporation of deltathree, Inc.
3.1.2***       Form of Amendment to Restated Certificate of Incorporation of
               deltathree, Inc.
3.2*           Form of Amended and Restated By-laws of deltathree, Inc.
4.1*           Specimen Certificate of Common Stock.
4.2*           Specimen Certificate of Class B Common Stock.
10.1*          Form of deltathree, Inc. 1999 Stock Incentive Plan.
10.2*          Form of deltathree, Inc. 1999 Employee Stock Purchase Plan.
10.3*          Form of deltathree, Inc. 1999 Performance Incentive Plan.
10.4*          Form of deltathree, Inc. 1999 Directors' Plan.
10.5*          Employment Agreement, effective as of April 1, 1999, between
               Noam Bardin and deltathree, Inc.
10.6**         Amendment No. 1 to Employment Agreement, effective as of June 1,
               2000, between Noam Bardin and deltathree, Inc.
10.7*          Employment Agreement, effective as of April 1, 1999, between
               Shimmy Zimels and deltathree, Inc.
10.8**         Amendment No. 1 to Employment Agreement, effective as of June
               1, 2000, between Shimmy Zimels and deltathree, Inc.
10.9**         Employment Agreement, effective as of August 28, 2000, between
               Paul White and deltathree, Inc.


_________________

* Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-86503).

** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 14, 2000.

*** Incorporated by reference to the Company's annual report on Form 10-K/A filed on April 30, 2001.

         (b)  Reports on Form 8-K.

         During fiscal 2001, we filed the following reports on Form 8-K:

         On May 4, 2001, we filed a current report on Form 8-K to report under Item 5 the appointment of a new Board of Directors and an amendment to our By-Laws to reduce the size of the Board of Directors pursuant to actions taken by RSL COM.

         On July 10, 2001, we filed a current report on Form 8-K to report under Item 1 a change in control resulting from Atarey's purchase of majority ownership in our company from RSL COM and appointing new directors to our Board of Directors.

         On September 24, 2001, we filed a current report on Form 8-K to report under Item 5 that we were in the final stages of negotiation of an Integration and Marketing Agreement with Microsoft Corporation.




                        INDEPENDENT AUDITORS' REPORT


To the stockholders of Deltathree, Inc.

   We have audited the accompanying consolidated balance sheets of Deltathree, Inc. ("the Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with generally accepted accounting principles.



Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte & Touche

Tel Aviv, Israel
February 11, 2002



                                       DELTATHREE, INC.
                                 CONSOLIDATED BALANCE SHEETS



                                                                     December 31,
                                                               2001                2000
                                                               ----                ----
                                                                  (US$ in thousands)

ASSETS
Current assets:
 Cash and cash equivalents                                     $13,583             $ 20,857
 Short-term investments                                         14,192               30,542
 Accounts receivable, net (Note 3)                               1,092                3,245
 Due from affiliates (Note 4)                                       --                  331
 Prepaid expenses and other current assets (Note 5)              1,264                2,084
                                                               -------             --------

    Total current assets                                        30,131               57,059
                                                               -------             --------

Property and equipment:
 Telecommunications equipment                                   14,068               14,686
 Furniture, fixtures and other                                     591                2,169
 Leasehold improvements                                          4,631                4,927
 Computers hardware & software                                   6,751                4,579

                                                                26,041               26,361
 Less accumulated depreciation                                 (10,406)              (4,091)
                                                               -------             --------
      Property and equipment, net                               15,635               22,270
                                                               -------             --------

Goodwill, net (Note 6)                                              --                6,425
                                                               -------             --------

Deposits                                                           103                  415
                                                               -------             --------

     Total assets                                              $45,869             $ 86,169
                                                               -------             --------


        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                                               $3,417             5,236  $
 Due to affiliates (Note 4)                                         --                2,721
 Deferred revenues                                                 505                  251
 Other current liabilities (Note 7)                              2,835                5,313
                                                               -------             --------

    Total current liabilities                                    6,757               13,521
                                                               -------             --------

Long-term liabilities:
 Severance pay obligations (Note 8)                                191                  169
                                                               -------             --------

    Total liabilities                                            6,948               13,690
                                                               -------             --------
Commitments and contingencies (Note 9)

Stockholder's equity: (Note 10)
Share capital:
 Class A Common stock, - par value
  $0.001; authorized 200,000,000 shares; issued
  and outstanding 29,143,206 at December 31, 2001;
  9,465,099 at December 31, 2000                                    29                    9
 Class B Common stock - par value $0.001;
  authorized 200,000,000; issued and outstanding
  19,569,459 at December 31, 2000                                   --                   20
 Preferred stock, par value $0.001;
  authorized 25,000,000 shares; no shares
  issued and outstanding at December 31, 2001 and 2000
 Additional paid-in capital                                    166,801              166,733
 Deferred compensation                                            (270)              (2,588)
 Accumulated deficit                                          (127,429)             (91,695)
                                                               -------             --------
                                                                39,131               72,479
Treasury stock at cost: 257,600 shares of Class
A Common Stock as of December 31, 2001                            (210)                  --
                                                               -------             --------

Total stockholder's equity                                      38,921               72,479
                                                               -------             --------
Total liabilities and stockholder's equity                     $45,869             $ 86,169
                                                               =======             ========

         The accompanying notes are an integral part of these financial statements



                                                       DELTATHREE, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year ended December 31,
                                                                                   -----------------------
                                                                         2001              2000               1999
                                                                         ----              ----               ----
                                                                            (US$ in thousands, except share and
                                                                                       per share data)

Revenues: (Note 15)
  Affiliates                                                             $  1,669         $  13,977           $  7,431
  Non-affiliates                                                           13,991            16,399              3,621
                                                                         --------         ---------           --------
Total revenues                                                             15,660            30,376             11,052

Costs and operating expenses:
  Cost of revenues, net                                                    13,486            24,932              9,723
  Research and development expenses, net (Note 11)                          5,648             6,625              1,233
  Selling and marketing expenses                                            7,800            20,548              7,403
  General and administrative expenses (exclusive of
     non-cash compensation expense shown below)                             6,982             6,694              2,754
  Non-cash compensation expense                                               825             6,331             19,116
  Depreciation and amortization                                             8,996             7,919              3,721
  Write-down of fixed assets (Note 12)                                      1,003                --                 --
  Expenses due to cancellation of agreement with a supplier
     (including non-cash compensation of $1,493) (Note 10b)                 3,628                --                 --
  Impairment of goodwill (Note 13)                                          4,151             8,905                 --
                                                                         --------         ---------           --------
Total costs and operating expenses                                         52,519            81,954             43,950
                                                                         --------         ---------           --------

Loss from operations                                                     (36,859)          (51,578)           (32,898)

Interest income (expense), net                                              1,677             3,632              (873)
                                                                         --------         ---------           --------
Loss before income taxes                                                  (35,182)          (47,946)           (33,771)

Income taxes (Note 14)                                                        552               311                 --
                                                                         --------         ---------           --------
Net loss                                                                 $(35,734)        $(48,257)           $(33,771)
                                                                         ========         =========           ========
Net loss per share -
 basic and diluted (in US$)                                              $  (1.23)        $  (1.67)           $  (1.65)
                                                                         --------         ---------           --------

Weighted average number of shares outstanding -
 basic and diluted (number of shares)                                  29,035,319        28,832,708         20,418,457
                                                                       ==========       ===========         ==========

                       The accompanying notes are an integral part of these financial statements



                                                                                       DELTATHREE, INC.
                                                                         STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                                            (US$ in thousands, except share data)


                                             Class A                  Class B                        Receivable
                                           Common stock            Common stock        Additional        for
                                           ------------            ------------         paid-in        capital      Deferred
                                        Shares     Amount        Shares      Amount     capital        deficit     compensation
                                        ------     ------        ------      ------     -------        -------     ------------


Balance at January 1 , 1999                   --       --      19,569,459    $  20     $ 23,084         $ --        $  (1,066)

Issuance of common stock in initial
 public offering, net of expenses
 (including over-allotment of          6,900,000        7                                93,855
shares)
Issue of shares to employees             748,288        1                                   232         (232)
Issue of shares to Yahoo!                183,901        *                                 1,000       (1,000)
Issue of shares to CNET                1,085,943        1                                11,000
Deferred compensation expense
 to Yahoo! and CNET                                                                       4,397                        (4,397)
Deferred compensation expense
 to employees                                                                            24,323                       (24,323)
Amortization of deferred
 compensation expense                                                                                                  19,116
Net loss
                                      ----------    -----     -----------    ------    --------      --------       ---------
Balance at December 31, 1999           8,918,132        9      19,569,459       20      157,891       (1,232)         (10,670)

Issuance of common stock in purchase
  of subsidiary                          227,738                                         10,500
Issuance expenses                                                                          (272)
Cancellation of options                                                                  (2,751)                        2,751
Exercise of employee options             319,229                                          1,365           232
Offset of receivable against debt
  to Yahoo! for services rendered                                                                       1,000
Amortization of deferred
 compensation expense                                                                                                   5,331
Net loss
                                      ----------    -----     -----------    ------    --------      --------       ---------
Balance at December 31, 2000           9,465,099         9     19,569,459        20     166,733            --          (2,588)

Exercise of employee options             108,648                                            68
Purchase of treasury stock              (257,600)
Cancellation of class B shares        19,569,459        20    (19,569,459)      (20)
Amortization of deferred
 compensation expense                                                                                                   2,318
Net loss
                                      ----------    ------    -----------    ------    --------      --------       ---------
Balance at December 31, 2001          28,885,606        29    $    --            --    $166,801       $    --        $   (270)
                                      ==========    ======    ===========    ======    ========      ========       =========




(Statements of Changes in Stockholders' Equity -- Continued)


                                                                              Total
                                             Treasury                      Stockholders
                                              stock        Accumulated        Equity
                                            (at cost)        deficit       (deficiency)
                                            ---------        -------       ------------

Balance at January 1 , 1999                  $ --           $(9,667)        $  12,371

Issuance of common stock in initial
 public offering, net of expenses
 (including over-allotment of                                                 93,862
shares)
Issue of shares to employees                                                       1
Issue of shares to Yahoo!                                                          *
Issue of shares to CNET                                                       11,001
Deferred compensation expense
 to Yahoo! and CNET                                                               --
Deferred compensation expense
 to employees                                                                     --
Amortization of deferred
 compensation expense                                                         19,116
Net loss                                                    (33,771)         (33,771)
                                          --------        ----------       ----------
Balance at December 31, 1999                   --           (43,438)         102,580

Issuance of common stock in purchase
  of subsidiary                                                               10,500
Issuance expenses                                                               (272)
Cancellation of options                                                           --
Exercise of employee options                                                   1,597
Offset of receivable against debt
  to Yahoo! for services rendered                                              1,000
Amortization of deferred
 compensation expense                                                          5,331
Net loss                                                    (48,257)         (48,257)
                                          --------        ----------       ----------
Balance at December 31, 2000                   --           (91,695)          72,479


Exercise of employee options
Purchase of treasury stock                   (210)                              (210)
Cancellation of class B shares
Amortization of deferred
 compensation expense                                                          2,318
Net loss                                                    (35,734)         (35,734)
                                          --------        ----------       ----------
Balance at December 31, 2001              $  (210)        $(127,429)       $  38,921
                                          ========        ==========       ==========

* - Less than US$ 1 thousand.


      The accompanying notes are an integral part of these financial statements





                                                         DELTATHREE, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year ended December 31,
                                                                       2001              2000             1999
                                                                       ----              ----             ----
                                                                                  (US$ in thousands)
                                                                                  ------------------

Cash flows from operating activities:
Net loss                                                             $ (35,734)      $   (48,257)       $ (33,771)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                        8,996             7,919            3,721
    Write-down of fixed assets                                           1,003                --               --
     Impairment of goodwill                                              4,151             8,905               --
    Amortization of deferred compensation                                2,318             6,331           19,116
    Capital gain, net                                                        1                11               --
    Minority interest                                                       --                --              (21)
    Increase (decrease) in liability for severance pay, net                 22               (39)             (25)
    Provision for losses on accounts receivable                          1,104               199             (275)
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                           1,272            (2,541)             (85)
    Increase in other current assets and
      due from affiliates                                                  928              (168)          (2,037)
    Increase (decrease) in accounts payable                             (3,053)            2,656             (793)
    Decrease in deferred revenues                                          254              (287)          (1,072)
    Increase in current liabilities and due to
      affiliates                                                        (3,965)            1,860            5,467
                                                                     ----------       -----------       ----------
                                                                        13,028            24,846           23,996
                                                                     ----------       -----------       ----------
Net cash used in operating activities                                  (22,703)          (23,411)          (9,775)
                                                                     ----------       -----------       ----------
Cash flows from investing activities:
  Purchase of property and equipment                                    (1,558)          (13,585)          (2,848)
  Proceeds from sale of property and equipment                             467                54               --
  Proceeds from sale of investment                                          --               150               --
  Increase (decrease) in deposits                                          (30)              385             (685)
                                                                     ----------       -----------       ----------
Net cash used in investing activities                                   (1,121)          (12,996)          (3,533)
                                                                     ----------       -----------       ----------
Cash flows from financing activities:
  Decrease (increase) in short-term investments                         16,692           (19,266)         (11,276)
  Proceeds from issuance of capital stock                                   --                --          104,864
  Proceeds (repayment) of short-term debt
   from affiliates                                                          --           (14,752)           8,320
  Expenses relating to share issuance in 1999                               --              (272)              --
  Purchase of treasury stock                                              (210)               --               --
   Proceeds from exercise of employee options                               68             1,597               --
                                                                     ----------       -----------       ----------
Net cash provided by (used in) financing activities                     16,550           (32,693)         101,908
                                                                     ----------       -----------       ----------
Increase (decrease) in cash and cash equivalents                        (7,274)          (69,100)          88,600
Cash and cash equivalents at beginning of year                          20,857            89,957            1,357
                                                                     ----------       -----------       ----------
Cash and cash equivalents at end of year                             $  13,583            20,857        $  89,957
                                                                     ==========       ===========       ==========
Supplemental disclosures of
 cash flow information:
  Cash paid for:
    Interest                                                         $   --           $    1,332        $     --
    Taxes                                                            $   552          $      311        $     --

Supplemental schedule of
 non cash investing and
 financing activities:
  Assets purchased in exchange for a receivable                      $  --            $   2,500         $     --
  Assets purchased in exchange for shares (See Note 13)              $  --            $  10,500         $     --


                        The accompanying notes are an integral part of these financial statements




                              DELTATHREE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company


    Deltathree, Inc. (the "Company"), a Delaware corporation, is a global provider of integrated Voice over Internet Protocol (VoIP) telephony services. The Company was founded in 1996 to capitalize on the growth of the Internet as a communication tool by commercially offering Internet Protocol (IP) telephony services. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the public Internet or a private network, similar to the way in which e-mail and other data is transmitted. The Company's business currently includes the transmission of voice and data traffic for communications carriers, the provision of enhanced Web-based and other communications services to individual consumers and the provision of a total "Hosted Communication Solution" that enables corporate customers and service providers to offer private label telecommunications to their customer bases

    Prior to 1999, the Company's business primarily consisted of carrying and transmitting traffic for communications carriers over its network. Beginning in 1999, the Company began to diversify its offering by layering enhanced IP telephony services over its privately managed network. These enhanced services were targeted at consumers and were primarily accessible through a consumer-oriented Web site. During 2000, the Company began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases.

    The Company's headquarters are located in New York City, New York. The Company's research and development activities are conducted in Israel by its wholly owned subsidiary, DeltaThree Israel Ltd. ("Delta Ltd.").

    Prior to its November 1999 initial public offering, the Company was a wholly owned subsidiary of RSL Communications Ltd., a multinational telecommunications company. RSL Communications Ltd. and its subsidiaries and affiliates (excluding the Company) are collectively referred to herein as "RSL COM" or "affiliates." Approximately 11%, 46 % and 67% of the Company's revenues for the year ended December 31, 2001, 2000 and 1999, respectively, were derived from transactions with RSL COM.

    Since the Company's initial public offering in November 1999, RSL COM owned 100% of the outstanding Class B common stock (which carried ten votes per share), which represented approximately 95.5% of the combined voting power of all the Company's outstanding capital stock and approximately 67.4% of the economic interest in the Company. In March 2001, RSL COM commenced insolvency proceedings in Bermuda. On June 28, 2001, RSL COM entered into a share purchase agreement with Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd., an Israeli company ("Atarey"), to sell to Atarey all of the Class B Common Stock of the Company owned by RSL COM. On June 29, 2001, the sale was consummated, and all of RSL COM's shares of Class B Common Stock, were automatically converted into shares of Class A Common Stock, which carry one vote per share. As a result of the sales transaction, Atarey is now the majority stockholder of the Company, owning approximately
    72% of the outstanding Class A Common Stock of the Company. Simultaneously with the completion of the transaction on June 29, 2001, all of the contracts and inter-company agreements by and between RSL
    COM (and all of its subsidiaries) and the Company were terminated. At the same time, the Company severed its reliance on RSL COM as its primary pan-European wholesale telecommunications carrier, and shifted to other service providers.


Note 2 - Summary of significant accounting policies

a.    Principles of consolidation and basis of presentation

      The consolidated financial statements include the accounts of Deltathree, Inc. and its subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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


Note 2 - Summary of significant accounting policies (contd.)

d.    Revenue recognition and deferred revenue

      The Company records revenue from Internet telephony services based on minutes (or fractions thereof) of customer usage. The Company records payments received in advance for prepaid services and services to be supplied under contractual agreements as deferred revenue until such related services are provided.

e.    Cost of revenues

      Cost of revenues is comprised primarily of access, transmission and termination costs based on actual minutes in addition to monthly circuit lease costs and is net of reimbursements from vendors.

f.    Research and development expenses

      Research and development expenses, net of reimbursements from vendors, are expensed as incurred.

g.    Advertising expenses

      Advertising expenses are expensed as incurred. For the years ended December 31, 2001, 2000 and 1999, advertising expenses were approximately $ 7,000 $ 170,000 and $ 87,000, respectively.

h.    Allowance for doubtful accounts

      The Company estimates the allowance for doubtful accounts by reviewing the status of significant past due receivables and analyzing historical bad debt trends and the Company then reduces accounts receivables by such allowance for doubtful accounts to expected net realizable value.

i.    Property and equipment and related depreciation

      Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from two to five years. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred.

j.    Goodwill and related amortization

      Goodwill represents the excess of cost over the fair value of the Company's net assets, which were "pushed down" as a result of RSL COM's acquisitions of the Company in 1997 and 1998, and was amortized using the straight-line method over five years.

k.    Impairment of long-lived assets

      In accordance with SFAS 121, the Company's long-lived assets are reviewed for impairment on a quarterly basis and whenever events or changes in circumstances occur indicating that the net carrying amount may not be recoverable. The Company reviews for impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the long-lived assets (and their eventual disposition). If the sum of the expected undiscounted future cash flows is less than the carrying amount of assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the long-lived asset exceeds the fair value of the long-lived asset based on estimated future discounted cash flows.

l.    Income taxes

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes that result from activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. The Company's foreign subsidiary files separate income tax returns in the jurisdiction of their operations.

m.    Net loss per share

      Basic and diluted net loss per share have been computed in accordance with SFAS No. 128, "Earnings Per Share", using the weighted average number of common stock outstanding. Diluted earnings per share give effect to all potential dilutive issuances of ordinary shares that were outstanding during the period. A total of -168,212, 832,600 and 388,099 incremental shares were excluded from the calculation of diluted net loss per ordinary share for 2001, 2000 and 1999 respectively.

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

p.    Derivatives

      The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's use of derivative financial instruments is discussed in Note 5 to these Notes to the Consolidated Financial Statements. The adoption of SFAS No. 133 did not have a material effect on the financial statements of the Company.

q.    Effects of recently issued accounting standards

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"), which is effective for years beginning after June 15, 2002, which will be the Company's fiscal year 2003. FAS 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company does not believe that the adoption of SFAS 143 will have a significant impact on its financial statements.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not yet determined what the effect of FAS 144 will be on the earnings and financial position of the Company.

r.    Stock-based compensation

      The Company accounts for employee stock compensation arrangements in accordance with the provisions of Financial Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" and Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation,". Under APB No. 25, stock compensation is based on the difference, if any, on the grant date, between the estimated fair value of the Company's common stock and the exercise price.

s.    Reclassifications

      Certain previously reported amounts have been reclassified to conform with the 2001 presentation.


Note 3 - Accounts receivable, net

Accounts receivable are stated net of an allowance for doubtful accounts of $ 1,356,000 and $ 251,000 at December 31, 2001 and 2000, respectively.


Note 4 - Due from/to affiliates

The balances due from and due to affiliates as at December 31, 2000 were for services rendered by and to the Company and were non-interest bearing.

Note 5 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:


                                                                               December 31,
                                                                          2001             2000
                                                                          ----             ----
                                                                            (US$ in thousands)


Government of Israel (VAT refund and other)                             $    57          $    59
Deposits with suppliers                                                     380              189
Prepaid expenses                                                            714            1,141
Other                                                                       113              695
                                                                        -------          --------
   Total prepaid expenses and other current assets                      $ 1,264          $ 2,084
                                                                        =======          ========


Note 6 - Goodwill, net

Goodwill consists of the following:


                                                                               December 31,
                                                                          2001             2000
                                                                          ----             ----
                                                                            (US$ in thousands)


Goodwill from acquisition of the Company by RSL COM
 (see Note 1 & 13)                                                      $   --            $15,158


Less - accumulated amortization                                             --             (8,733)
                                                                        -------          --------
  Total goodwill, net                                                   $   --            $ 6,425
                                                                        =======          ========


Note 7 - Other current liabilities

Other current liabilities consist of the following:
                                                                              December 31,
                                                                         2001             2000
                                                                         ----             ----
                                                                           (US$ in thousands)

Accrued expenses                                                       $ 1,143           $  3,461
Employees and related expenses                                           1,582              1,099
Other                                                                      110                753
                                                                        -------          --------
  Total other current liabilities                                      $ 2,835           $  5,313
                                                                        -------          --------



Note 8 - Severance pay obligations

Delta Three Ltd., the Company's Israeli subsidiary, is subject to certain Israeli law and labor agreements that determine the obligations of Delta Three Ltd. to make severance payments to dismissed employees and to employees leaving the Company under certain other circumstances. The obligation for severance pay benefits, as determined by Israeli law, is based upon length of service and the employee's most recent salary. This obligation is partially funded through regular deposits made by Delta Three Ltd. into unaffiliated companies for managers' insurance policies. Amounts funded are controlled by the fund trustees and insurance companies and are not under the control and management of Delta Three Ltd.

Expenses relating to employee termination benefits were $ 128,000, $ 101,000 and $ 42,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 9 - Commitments and contingencies

a.  Services agreement with RSL COM

    In July 1997, the Company entered into a three-year services agreement with RSL COM which was subsequently amended and restated as of September 1999 to extend to September 2004. Pursuant to this agreement, RSL COM was required to use its reasonable best efforts to provide the Company with certain office and equipment space and to assist the Company in obtaining Internet, frame-relay and dedicated lines from third parties. In addition, RSL COM was required under the agreement to provide the Company with various communications services at rates set forth in the agreement. The agreement also provided that the Company was required, at RSL COM's request, to use up to 50% of its network capacity to route RSL COM's international telecommunications traffic at rates set forth in the agreement.

    In June 2001, RSL COM sold its interests in the Company and all inter-company agreements, including the service agreement were terminated effective that date (see Note 1).

b.  Other marketing and cooperation agreements

    The Company has entered into marketing and cooperation agreements with various other companies that maintain sites on the Web. Pursuant to certain of these agreements, the Company is obligated to pay commissions based on revenues derived from such Web links.

c.  Indentures governing debt of RSL COM

    The Company was subject to covenants by reason of its status as a restricted subsidiary of RSL COM under the indentures governing a substantial amount of RSL COM's debt. In June 2001, RSL COM sold its interest in the Company and the restrictions on the Company expired (see Note 1).

d.  Lease commitments

    The Company leases offices in New York City for the headquarters of its United States operation with an initial cost of approximately $650,000 increasing annually to $870,000 during the final year of the lease. The lease extends until July 2010 with an option to extend the lease for an additional five years.

    The Company leased office space from RSL COM in New York at an annual cost of $96,000. The lease was terminated in June 2000.

    In addition, the Company leases offices in Israel at an annual cost of $292,000. The lease term extends until February 2003, with an option to extend the lease for an additional five years.

e.  Legal proceedings

    On October 8, 1999, Aerotel, Ltd. and Aerotel U.S.A. commenced a suit against the Company, RSL COM and an RSL COM subsidiary in the United States District Court for the Southern District of New York. Aerotel alleges that the Company is infringing on a patent issued to Aerotel in November 1987 by making, using, selling and offering for sale prepaid telephone card products in the United States. Aerotel seeks an injunction to stop the Company and its co-defendant from using the technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. The Company has answered the complaint, and the parties are currently still engaged in a pre-trial discovery. As the Company continues to evaluate these claims, the Company believes that it has meritorious defenses to the claim and it intends to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on the Company's business, financial condition and results of operations. Regardless of the ultimate outcome, the litigation could result in substantial expenses to the Company and significant diversion of efforts by the Company's managerial and other personnel.

    The Company, as well as certain of its former officers and directors, has been named as a defendant in a number of purported securities class actions in Federal District Court for the Southern District of New York, arising out of the Company's initial public offering in November 1999 (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of the Company stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at predetermined prices. On August 8, 2001, the court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. By order dated October 12, 2001, Judge Scheindlin adjourned all defendants' time to respond to the complaints until further order of the Court. These cases remain at a preliminary stage and no discovery proceedings have taken place. The Company believes that the claims asserted against it in these cases are without merit and intends to defend vigorously against them.

Note 10 - Stockholders' equity

a.  Share capital

    Following the Company's initial public offering, effective December 1999, the Company's Class A common stock is listed on the NASDAQ National Market. Holders of the Class A common stock are entitled to one vote per share.

    The Company also issued shares of Class B common stock to RSL COM, (which carried ten votes per share). Each share of Class B common stock was convertible into one share of Class A common stock at any time.

    In June 2001, Atarey acquired the controlling interest in the Company. As part of the transaction all shares of Class B common stock were automatically converted to shares of Class A common stock (see Note 1).

b.  CNET transaction

    On October 20, 1999, the Company issued to CNET Investments, Inc. ("CNET") 1,085,943 shares of common stock and a warrant to purchase 466,028 shares of Class A common stock at an exercise price of $ 19.31 per share, or approximately $ 11.0 million in the aggregate, which was received in cash by the Company upon the issuance of the shares. The Company recorded approximately $ 2.7 million of deferred compensation expense in 1999 related to the issuance of the shares representing the difference between each of the purchase price of the Class A common stock as compared to the initial public offering price of the Class A common stock and the issuance of the warrant (using the Black-Scholes option pricing model for determining the fair value of the warrant). Amortization of the deferred compensation for the year ended December 31, 2000 amounted to $ 1,062,000. On July 6, 2001, CNET entered into a share purchase agreement with Atarey (the "CNET Purchase Agreement"). Under the CNET Purchase Agreement, Atarey purchased all of the shares owned by CNET in accordance with the "tag-along" rights granted to CNET pursuant to their purchase.

    In addition, the Company entered into a binding development and promotion agreement with CNET in September 1999, which was amended effective July 1, 2000, whereby CNET provided various promotions to the Company to assist it in promoting its PC-to-Phone product and related services. In consideration for these services, the Company was obligated to pay CNET a total of $11,000,000. In May 2001 the agreement with CNET was terminated. The Company incurred a one-time expense of approximately $3,628,000 resulting from the cancellation of the agreement. Expenses included a payment to terminate the contract of $1,750,000, the acceleration of the amortization of compensation charges deferred in previous years and other related expenses.

c.  Stock Options

    In April 1999, the Company agreed to grant options to purchase an aggregate of 1,076,761 shares of the Company's Class A common stock at an exercise price of $ 5.11 to executive officers of the Company. Such options vest over a three-year period from the date of grant and are exercisable for a period of seven years from the date of grant.

    The Company recorded deferred compensation related to the stock options of approximately $ 9,930,000 as of December 31, 1999, representing the difference between the exercise price and the initial offering price of $ 15. Such amount is included as a reduction of stockholders' equity and is being amortized by charges to operations over the three-year vesting period.

    In November 1999, the Company adopted the 1999 Stock Incentive Plan ("the Plan"). Under the Plan, 4,000,000 shares of Class A were reserved for issuance upon exercise of awards to be granted. In addition, the Company's compensation committee may grant both incentive and non-incentive stock options for shares of Class A common stock of the Company. The options generally have a term of seven years and become exercisable in three equal installments commencing on the first anniversary of the date of the grant. The purchase price per share payable upon exercise of an option is no less than the fair market value of the share at the date of grant. As of December 31, 2001, options to purchase 2,591,205 shares of Class A were outstanding with exercise prices ranging between $ 0.004 and $15.00 per share.

    A summary of the status of the Company's stock option plans as of December 31, 2001 and 2000 and changes during the years then ended, is presented below:


                                           December 31, 2001             December 31, 2000             December 31, 1999
                                                       Weighted                     Weighted                      Weighted
                                                        average                      average                       average
                                          Shares    Exercise price     Shares     Exercise price     Shares     Exercise price
                                          ------    --------------     ------     --------------     ------     --------------

   Options outstanding at
   beginning of year                   1,626,843        8.72           1,952,537      $ 7.54            --         $    --
   Granted during the year             1,978,416        3.68             475,000        7.85        1,952,537         7.54
   Exercised during the year              50,961        0.004            319,229        4.10             --             --
   Forfeited during the year             963,093        8.77             481,465        6.54             --             --
                                      ----------      -------         ----------      ------       ----------      --------
   Outstanding at end of year          2,591,205        4.24           1,626,843        8.72        1,952,537         7.54
                                      ==========      =======         ==========      ======       ==========      ========
   Weighted average fair value of
   options granted during the year        $ 2.39                        $ 4.00                       $ 9.00
                                      ==========                      ==========                   ==========

    If compensation cost for the Company's stock options and restricted units had been determined based on fair value at the grant date in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:


                                                                December 31,
                                                    2001            2000             1999
                                                    ----            ----             ----
                                                             (US$ in thousands)

    Net loss:
     As reported                                  $ (35,734)    $ (48,257)       $  (33,771)
     Pro forma                                    $ (38,343)    $ (50,453)       $  (34,357)

    Net loss per share - basic and diluted:
     As reported                                  $   (1.23)    $   (1.67)       $  (1.65)
     Pro forma                                    $   (1.35)    $   (1.75)       $  (1.68)


    For the purpose of presenting pro forma information required under SFAS 123, the fair value option grant has been estimated on the date of grant using the minimum value method for grants through the period of November 22, 1999 (the date of the Company's initial public offering) and the Black-Scholes option pricing model for grants made after the Company became a public entity. The following assumptions were used for the years 2001, 2000 and 1999: dividend yield of 0.00% for all periods; risk-free interest rate of 6% for all periods; an expected life of 3-years for all periods; a volatility rate of 100%, 70% and 70% respectively.

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

e.  Employee Stock Purchase Plan

    During 1999, the Board of Directors approved an Employee Stock Purchase Plan (the "ESPP"), effective beginning November 23, 1999. Under the ESPP, the maximum number of shares to be made available under the ESPP is 5% of the number of outstanding shares.

     All full-time employees who have been employed by the Company for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount that exceeds $25,000 in total value of stock in any one year. The purchase price of the stock will be the lower of 85% of the fair market value on the first trading day of the offering period or the last trading day of the purchase period. The ESPP shall terminate upon the first to occur of
    (i) December 31, 2009 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 2001, there were aggregate purchases of 57,687 shares under the ESPP.


Note 11 - Research and development expenses, net

Research and development expenses consist of the following:

                                                                             Year ended December 31,
                                                                      2001            2000             1999
                                                                      ----            ----             ----
                                                                               (US$ in thousands)
                                                                               ------------------
Salaries and related expenses                                       $  3,255        $  5,388         $ 1,735
Consulting and advisory fees                                             655              --             225
Travel                                                                   126             344             125
Other                                                                  1,612             893             253
                                                                    --------        --------         -------
                                                                       5,648           6,625           2,338

Less - reimbursement by Ericsson                                          --              --          (1,105)
                                                                    --------        --------         -------
    Total research and development expenses                         $  5,648         $ 6,625         $ 1,233
                                                                    ========        ========         =======



Note 12 - Write-down of fixed assets

The Company incurred a one-time expense of approximately $1,003,000 from the write down of equipment that was purchased in previous periods to support contracts and inter-company agreements between RSL COM and the Company that were cancelled at the time of RSL COM's sale of their majority ownership interest in the Company to Atarey in accordance with FAS 121
(See Note 1).

Note 13 - Impairment of goodwill

During the year 2001, the telecommunications industries experienced significant and rapid contraction, which was accompanied by a decrease in revenues. In the fourth quarter of fiscal 2001 the Company assessed the value and future benefit of its goodwill pursuant to Accounting Principles Board Opinion No. 17, Intangible Assets ("APB 17") and consequently made a full write-off of the goodwill in the amount of $4,151,000.

In February 2000, the Company issued 227,738 shares of Class A common stock, at an average market price of $46 per share, amounting to $ 10,500,000 in the aggregate to acquire all the outstanding shares of YourDay.com, Inc. In November 2000, the Company decided to de-emphasize its consumer business, and communications portal, and focus on generating revenues primarily through sales of its Hosted Communications Solution. As a result, the Yourday.com technology was not incorporated into the Company's offerings. Accordingly, the Company made a full write-off of the Yourday.com technology in the amount of $ 8,905,000.


                              DELTATHREE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income taxes

a.  Tax loss carryforwards

    As of December 31, 2001, the Company had net operating loss carryforwards generated in the U.S. and Israel of approximately $124,859,000 and $ 3,447,000, respectively. The Company's U.S. net operating loss carryforwards will expire at various dates beginning in 2011 if not utilized. In addition, a portion of those net operating loss carryforwards could be subject to limitation due to changes in ownership of the Company. The Company's net operating losses generated in Israel may be carried forward indefinitely.

b. In accordance with SFAS No. 109, the components of deferred income taxes are as follows:


                                                                   December 31,
                                                       2001            2000             1999
                                                       ----            ----             ----
                                                                (US$ in thousands)

  Net operating losses carryforwards                 $  46,190     $   34,822        $   14,403
   Less valuation allowance                            (46,190)       (34,822)          (14,403)
                                                     ----------    -----------       ----------
     Net deferred tax assets                         $     --       $      --        $      --
                                                     ==========    ===========       ===========


    As of December 31, 2001, 2000 and 1999, a valuation allowance of $46,190,000, $34,822,000 and $ 14,403,000 respectively, is provided as the realization of the deferred tax assets are not assured.

Note 15 - Segment reporting, geographical information and major customers

The Company operates in a single industry segment, IP communications services, and makes business decisions and allocates resources accordingly.

                                                                   December 31,
                                                       2001            2000             1999
                                                       ----            ----             ----
                                                                (US$ in thousands)
                                                                ------------------

Revenues by geographical location:
  United States                                        $ 9,123       $ 20,862          $  7,521
  Europe                                                 2,654          5,289             1,326
  Argentina                                                                --               113
  Far east                                               1,413          3,162             1,174
  Other                                                  2,470          1,063               918
                                                       --------      --------          --------
    Total revenues                                     $15,660       $ 30,376          $ 11,052
                                                       --------      --------          --------
Revenues from major customers:
  Affiliates                                            $1,669       $ 13,977           $ 7,431
                                                       ========      ========          ========


                                                                    December 31,
                                                               2001             2000
                                                               ----             ----
                                                                 (US$ in thousands)

Long-lived assets:
 United States                                               $ 11,864         $14,972
 Israel                                                         1,797           3,251
 Europe                                                         1,426           2,747
 Other                                                            548           1,300
                                                             --------          ------
  Total long-lived assets                                    $ 15,635          $22,270
                                                             ========          =======


                                 SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on the 29th day of March, 2002.

                                    DELTATHREE, INC.

                                    By:  /s/ Paul C. White
                                       -----------------------
                                       Paul C. White
                                       Chief Financial Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:


                  Signature                                         Title                          Date
                  ---------                                         -----                          ----

/s/ Noam Bardin                                      Chief Executive Officer, President       March 29, 2002
--------------------------------------------         and Director (Principal Executive
Noam Bardin                                                       Officer)



/s/ Paul C. White                                    Chief Financial Officer (Principal       March 29, 2002
--------------------------------------------         Accounting and Financial Officer)
Paul C. White


/s/ Lenny Roth                                       Chairman of the Board of Directors       March 29, 2002
--------------------------------------------
Lenny Roth


/s/ Ehud Erez                                                     Director                    March 29, 2002
--------------------------------------------
Ehud Erez


/s/ Amir Gera                                                     Director                    March 29, 2002
--------------------------------------------
Amir Gera


/s/ Issakhar Hacmun                                               Director                    March 29, 2002
--------------------------------------------
Issakhar Hacmun


/s/ Elie Housman                                                  Director                    March 29, 2002
--------------------------------------------
Elie Housman


/s/ Joshua Maor                                                   Director                    March 29, 2002
--------------------------------------------
Joshua Maor


/s/ Lior Samuelson                                                Director                    March 29, 2002
--------------------------------------------
Lior Samuelson


/s/ Shimmy Zimels                                                 Director                    March 29, 2002
--------------------------------------------
Shimmy Zimels
