Form 10-Q
period 2002-03-31
DELTATHREE INC
filed 2002-05-10
CIK 1086740

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

Yes |X|     No |  |


         As of May 9, 2002, the registrant had 29,143,206 shares of Class A Common Stock, par value $0.001 per share, outstanding.



                               DELTATHREE, INC.

                               Table of Contents

                                                                                                               Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.....................................................................................1
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................5
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................................8

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings........................................................................................9
Item 2.  Change in Securities and Use of Proceeds.................................................................9
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................10
Item 5.  Other Information.......................................................................................10
Item 6.  Exhibits and Reports on Form 8-K........................................................................11

Signatures.......................................................................................................12

Exhibit Index....................................................................................................13


PART I
                             FINANCIAL INFORMATION

Item 1.           Financial Statements.

                                                           DELTATHREE, INC.
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               As of                 As of
                                                                              March 31,           December 31
                                                                                2002                  2001
                                                                                ----                  ----
                                                                             (unaudited)
                                                                                     ($ in thousands)
ASSETS
Current assets:
 Cash and cash equivalents............................................           $13,593               $13,583
 Short-term investments...............................................            11,214                14,192
 Accounts receivable, net ............................................             1,210                 1,092
 Prepaid expenses and other current assets ...........................             1,304                 1,264
                                                                                 --------              --------

    Total current assets..............................................            27,321                30,131
                                                                                 --------              --------

Property and equipment, net...........................................            14,032                15,635
                                                                                 --------              --------

Deposits..............................................................               101                   103
                                                                                 --------              --------

     Total assets.....................................................           $41,454               $45,869
                                                                                 ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.....................................................            $2,750                $3,417
 Deferred revenues ...................................................               424                   505
 Other current liabilities ...........................................             2,607                 2,835
                                                                                 --------              --------

    Total current liabilities.........................................             5,781                 6,757
                                                                                 --------              --------
Long-term liabilities:
 Severance pay obligations ...........................................               142                   191
                                                                                 --------              --------

    Total liabilities.................................................             5,923                 6,948
                                                                                 --------              --------
Commitments and contingencies

Stockholders' equity:
 Class A common stock, - par value $0.001.............................                29                    29
 Class B common stock, - par value $0.001.............................                 -                     -
 Additional paid-in capital...........................................           166,801               166,801
 Deferred compensation................................................             (108)                 (270)
 Accumulated deficit..................................................          (130,981)             (127,429)

Treasury stock at cost: 257,600 shares of class A common stock as of
  December 31, 2001...................................................            (210)                 (210)
                                                                                 --------              --------

     Total stockholders' equity.......................................            35,531                38,921
                                                                                 --------              --------
     Total liabilities and stockholders' equity.......................           $41,454               $45,869
                                                                                 ========              ========

                           See notes to condensed consolidated financial statements




                                                           DELTATHREE, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Three Months Ended
                                                                                  March 31,
                                                                       2002                  2001
                                                                       ----                  ----
                                                                                 (unaudited)
                                                                     ($ in thousands, except share data)

Revenues:
  Affiliates...................................................          $      -            $   1,446
  Non-affiliates                                                             3,337               4,580
                                                                           --------           --------

     Total revenues............................................              3,337               6,026

Costs and operating expenses:
  Cost of revenues, net........................................              2,557               5,339
  Research and development expenses, net ......................                992               1,836
  Selling and marketing expenses...............................              1,051               3,214
  General and administrative expenses (exclusive of
     non-cash compensation expense shown below)................                610               2,050
  Non-cash compensation expense................................                162                 268
  Depreciation and amortization ...............................              1,635               1,971
                                                                           --------            --------

     Total costs and operating expenses........................              7,007              14,678
                                                                           --------            --------

Loss from operations...........................................             (3,670)             (8,652)
Interest income, net...........................................                129                 732
                                                                           --------            --------
Loss before income taxes.......................................             (3,541)             (7,920)
Income taxes...................................................                 11                  69
                                                                           --------            --------
Net loss.......................................................          $  (3,552)          $  (7,989)
                                                                           ========            ========

Net loss per share - basic and diluted ........................          $   (0.12)          $   (0.27)
                                                                           ========            ========

Weighted average shares outstanding -
 basic and diluted (number of shares)..........................         28,885,606          29,056,413
                                                                        ===========         ===========



                                       See notes to condensed consolidated financial statements



                                                           DELTATHREE, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 2002               2001
                                                                                        (unaudited)
Cash flows from operating activities:
Net loss                                                                       $  (3,552)           $  (7,989)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization..................................             1,635                1,970
       Amortization of deferred compensation..........................               162                  268
       Capital loss, net..............................................                 -                    5
       Increase (decrease) in liability for severance pay, net........               (49)                  29
       Provision for losses on accounts receivable....................                 -                  563
  Changes in assets and liabilities:
       Decrease (increase) in accounts receivable.....................              (118)                (209)
       Increase (decrease) in other current assets....................               (40)                (700)
       Increase (decrease) in accounts payable........................              (667)                 805
       Decrease in deferred revenues..................................               (81)                 (18)
       Increase (decrease) in current liabilities.....................              (228)              (1,114)
                                                                              ----------           ----------
                                                                                     613                1,559
                                                                              ----------           ----------
  Net cash used in operating activities...............................            (2,939)              (6,390)
                                                                              ----------           ----------

Cash flows from investing activities:
       Purchase of property and equipment.............................               (33)                (754)
       Proceeds from sale of property and equipment...................                 1                  454
       Decrease (increase) in deposits................................                 2                  (34)
                                                                              ----------           ----------
  Net cash used in investing activities...............................               (29)                (334)
                                                                              ----------           ----------

Cash flows from financing activities:
       Decrease (increase) in short-term investments..................             2,978                2,320
                                                                              ----------           ----------
  Net cash provided by (used in) financing activities.................             2,978                2,320
                                                                              ----------           ----------

Increase (decrease) in cash and cash equivalents......................                10               (4,404)
Cash and cash equivalents at beginning of period......................            13,583               20,857
                                                                              ----------           ----------
Cash and cash equivalents at end of period............................        $   13,593           $   16,453
                                                                              ==========           ==========

                                       See notes to condensed consolidated financial statements



                                DELTATHREE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

         The unaudited condensed consolidated financial statements of deltathree, Inc. and its subsidiaries (collectively, "the Company"), of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2.       Net Loss Per Share

         The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share, as their effect would be antidilutive.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues

         Affiliates. There were no revenues from affiliates for the three months ended March 31, 2002 compared to $1.5 million for the three months ended March 31, 2001. The decrease in revenues from affiliates was due to the sale of all of our Class B Common Stock, representing majority ownership of us, on June 29, 2001 by RSL Communications, Ltd. ("RSL COM") and our disconnection from the RSL COM network. After June 29, 2001, there were no further revenues from affiliates, and we do not anticipate receiving revenues from affiliates in the future.

         Non-affiliates. Revenues from non-affiliates decreased approximately $1.3 million or 27.1% to approximately $3.3 million for the three months ended March 31, 2002 from approximately $4.6 million for the three months ended March 31, 2001. Revenues from enhanced IP communications services (including our Hosted Communications Solution) decreased by approximately $0.8 million or 22.5% to approximately $3.0 million for the three months ended March 31, 2002 from approximately $3.8 million for the three months ended March 31, 2001, due to a lesser number of new Hosted Communications Solution partners, yielding lower up-front integration fees, and partially offset by a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base.

         Revenues from carrier transmission services, for telecommunications carriers other than RSL COM, decreased by approximately $0.4 million or 50.1% to approximately $0.4 million for the three months ended March 31, 2002 from approximately $0.8 million for the three months ended March 31, 2001, due primarily to decreased demand from a smaller customer base. No customer (other than RSL COM in 2001) accounted for greater than 10% of our revenues during these periods.

Costs and Operating Expenses

         Cost of revenues. Cost of revenues decreased by approximately $2.7 million or 52.1% to approximately $2.6 million for the three months ended March 31, 2002 from approximately $5.3 million for the three months ended March 31, 2001, due primarily to a decrease in the amount of traffic being terminated.

         Research and development expenses. Research and development expenses decreased by approximately $0.8 million or 46.0% to approximately $1.0 million for the three months ended March 31, 2002 from approximately $1.8 million for the three months ended March 31, 2001, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

         Selling and marketing expenses. Selling and marketing expenses decreased by approximately $2.2 million or 67.3% to approximately $1.1 million for the three months ended March 31, 2002 from approximately $3.2 million for the three months ended March 31, 2001, due to a significant decrease in our branding and promotional activities.

         General and administrative expenses. General and administrative expenses (exclusive of non-cash compensation expenses) decreased by approximately $1.5 million or 70.2% to approximately $0.6 million for the three months ended March 31, 2002 from approximately $2.1 million for the three months ended March 31, 2001, primarily due to decreased personnel costs.

         Non-cash compensation expenses. Non-cash compensation expenses decreased by approximately $106,000 or 39.6% to approximately $162,000 for the three months ended March 31, 2002 from approximately $268,000 for the three months ended March 31, 2001, due to the completed amortization of costs incurred during 1998. Remaining amortization of costs related to the 1999 grants of options and warrants below the then fair market value will continue to be reflected in our future financial statements.

         Depreciation and amortization. Depreciation and amortization of goodwill decreased by approximately $0.4 million or 17.1% to approximately $1.6 million for the three months ended March 31, 2002 from approximately $2.0 million for the three months ended March 31, 2001, due to our impairment of goodwill during 2001, and consequently there were no goodwill related expenses during the three months ended March 31, 2002.

Loss from Operations

         Loss from operations decreased by approximately $5.0 million or 57.6% to approximately $3.7 million for the three months ended March 31, 2002 from approximately $8.7 million for the three months ended March 31, 2001, due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

Interest Income, Net

         Interest income, net decreased by approximately $0.6 million or 82.4% to approximately $129,000 for the three months ended March 31, 2002 from approximately $732,000 for the three months ended March 31, 2001, due primarily to lower interest rates earned on the reduced balance of remaining proceeds from our initial public offering.

Income Taxes, Net

         We paid net income taxes of approximately $11,000 for the three months ended March 31, 2002 compared to approximately $69,000 for the three months ended March 31, 2001.

Net Loss

         Net loss decreased by approximately $4.4 million or 55.5% to approximately $3.6 million for the three months ended March 31, 2002 from approximately $8.0 million for the three months ended March 31, 2001 due to the foregoing factors.

Liquidity and Capital Resources

                  Since our inception in June 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of March 31, 2002, we had an accumulated deficit of approximately $131 million. We anticipate that we will continue to incur operating and net losses as we implement our growth strategy.

                  As of March 31, 2002, we had cash and cash equivalents of approximately $13.6 million, marketable securities and other short-term investments of approximately $11.2 million and working capital of approximately $21.5 million. We generated negative cash flow from operating activities of approximately $2.9 million during the three months ended March 31, 2002 compared with approximately $6.4 million during the three months ended March 31, 2001. Accounts receivable were approximately $1.2 million and $1.1 million at March 31, 2002 and March 31, 2001, respectively.

                  Our capital expenditures decreased approximately $722,000 or 95.8% to approximately $32,000 in the three months ended March 31, 2002, from approximately $754,000 in the three months ended March 31, 2001 as we improved our utilization of our existing domestic and international network infrastructure.

                  Short-term, we obtain our funding from our utilization of the remaining proceeds from our initial public offering offset by positive or negative cash flow from our operations. These proceeds are maintained as cash, cash equivalents, and short-term investment with an original maturity of twelve months or less. Based on current trends in our operations, these funds will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that our business plan is implemented successfully, and that:

         o our recent revenue trends, which reflected an increase in our higher-margin (primarily PC-to-Phone) products and services, continue to increase;

         o our expense trends remain at or near the rates of our first quarter 2002 rates, which were significantly reduced during the past twelve months through reductions in personnel, curtailment of discretionary expenditures, and reduced network rent and termination rates from our carriers; and

         o our net cash-burn rate, which was significantly reduced during the past twelve months due to the foregoing factors to approximately $3.0 million in the first quarter of 2002, continues to improve throughout 2002 and beyond.

                  To the extent that these trends do not remain steady, or if in the longer-term we are not able to successfully implement our business strategy, we may be required to raise additional funds for our ongoing operations. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. In addition, while the indentures governing the outstanding indebtedness of RSL COM were cancelled and no longer restrict our ability to incur indebtedness, we cannot assure you that any third party will be willing or able to provide additional capital to us on favorable terms or at all.

Forward-Looking Statements

         Certain matters discussed in this Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" contain certain forward-looking statements which involve risks and uncertainties and depend upon certain assumptions, some of which may be beyond our control, including, but not limited to, uncertainty of financial estimates and projections, the competitive environment for Internet telephony, our limited operating history, changes of rates of all related telecommunications services, the level and rate of customer acceptance of new products and services, legislation that may affect the Internet telephony industry, rapid technological changes, as well as other risks referenced from time to time in our filings with the Securities and Exchange Commission, and, accordingly, there can be no assurance with regard to such statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We believe that our exposure to market risk is immaterial. We currently do not invest in, or otherwise hold, for trading or other purposes, any financial instruments subject to market risk.



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

Item 2.           Change in Securities and Use of Proceeds

                  On November 22, 1999, we offered 6,000,000 shares of our class A common stock in an initial public offering. These shares were registered with the Securities and Exchange Commission on a registration statement on Form S-1 (file no. 333-86503), which became effective on November 22, 1999. We received net proceeds of approximately $96,255,000 from the sale of 6,900,000 shares at the initial public offering price of $15.00 per share after deducting underwriting commissions and discounts and expenses of approximately $6,300,000. The managing underwriters for our initial public offering were Lehman Brothers Inc., Merrill Lynch & Co., U.S. Bancorp Piper Jaffray, Lazard Freres & Co. LLC and Fidelity Capital Markets.


         As of March 31, 2002, we had used approximately $30 million of the net proceeds for sales, marketing and promotional activities, $20 million for capital expenditures and $11 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of our security holders during the first quarter of 2002.

Item 5.           Other Information

         None.




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

         (b)      Reports on Form 8-K.

                   On February 13, 2002, we filed a current report on Form 8-K to file under Item 5 a stock performance chart comparing cumulative total stockholder return on our class A common stock from our initial public offering through December 31, 2001 with the cumulative total return on The Nasdaq Stock Market (U.S.) Index and the Nasdaq Telecommunications Index.


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DELTATHREE, INC.


Date:  May 10, 2002                       By:  /s/ Paul C. White
                                             ----------------------------------
                                               Name: Paul C. White
                                               Title: Chief Financial Officer




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