Form 10-Q
period 2002-06-30
DELTATHREE INC
filed 2002-08-14
CIK 1086740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Yes |X|     No |  |


         As of August 13, 2002, the registrant had 29,143,206 shares of Class A Common Stock, par value $0.001 per share, outstanding.

                              DELTATHREE, INC.

                             Table of Contents



                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................1

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................11

Item 2.  Change in Securities and Use of Proceeds............................11

Item 4.  Submission of Matters to a Vote of Security Holders.................12

Item 5.  Other Information...................................................12

Item 6.  Exhibits and Reports on Form 8-K....................................13

Signatures...................................................................14

Exhibit Index................................................................15

                                   PART I
                           FINANCIAL INFORMATION

Item 1. Financial Statements.



                                DELTATHREE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               As of                 As of
                                                                              June 30,             December 31,
                                                                               2002                   2001
                                                                            -----------           -----------
                                                                            (unaudited)
                                                                                    ($ in thousands)
ASSETS
Current assets:
 Cash and cash equivalents............................................         $7,530               $13,583
 Short-term investments...............................................         15,560                14,192
 Accounts receivable, net ............................................          1,065                 1,092
 Prepaid expenses and other current assets ...........................            802                 1,264
                                                                              -------               -------
    Total current assets..............................................         24,957                30,131
                                                                              -------               -------

Property and equipment, net...........................................         12,566                15,635
                                                                              -------               -------

Deposits..............................................................            100                   103
                                                                              -------               -------
     Total assets.....................................................        $37,623               $45,869
                                                                              =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.....................................................         $2,114                $3,417
 Deferred revenues ...................................................            528                   505
 Other current liabilities ...........................................          2,486                 2,835
                                                                              -------               -------
    Total current liabilities.........................................          5,128                 6,757
                                                                              -------               -------
Long-term liabilities:
 Severance pay obligations ...........................................            139                   191
                                                                              -------               -------
    Total liabilities.................................................          5,267                 6,948
Commitments and contingencies                                                 -------               -------

Stockholders' equity:
 Class A common stock, - par value $0.001.............................             29                    29
 Class B common stock, - par value $0.001.............................              -                     -
 Additional paid-in capital...........................................        166,801               166,801
 Deferred compensation................................................             -                   (270)
 Accumulated deficit..................................................      (134,264)              (127,429)

Treasury stock at cost: 257,600 shares of class A common stock as of
  June 30, 2002 and December 31, 2001.................................          (210)                 (210)
                                                                              -------               -------
     Total stockholders' equity.......................................         32,356                38,921
                                                                              -------               -------
     Total liabilities and stockholders' equity.......................        $37,623               $45,869
                                                                              =======               =======


                             See notes to condensed consolidated financial statements.


                                         DELTATHREE, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended                Six Months Ended
                                                           ------------------                ----------------
                                                                June 30,                           June 30,
                                                                -------                            --------
                                                           2002            2001              2002           2001
                                                           ----            ----              ----           ----
                                                                (unaudited)                      (unaudited)
                                                                     ($ in thousands, except share data)

Revenues:
  Affiliates .......................................   $       --      $        223    $       --      $      1,669
  Non-affiliates ...................................          3,154           2,618           6,491           7,198
                                                       ------------    ------------    ------------    ------------

     Total revenues ................................          3,154           2,841           6,491           8,867
                                                       ------------    ------------    ------------    ------------

Costs and operating expenses:
  Cost of revenues, net ............................          2,179           2,526           4,736           7,865
  Research and development expenses, net ...........            880           1,527           1,873           3,364
  Selling and marketing expenses ...................          1,168           1,921           2,219           5,135
  General and administrative expenses (exclusive of
     non-cash compensation expense shown below) ....            511           1,628           1,120           3,678
  Non-cash compensation expense ....................            108             233             270             501
  Depreciation and amortization ....................          1,643           2,490           3,278           4,461
  Write-down of fixed assets resulting from RSL sale           --             1,147            --             1,147
  Expenses due to cancellation of a supplier agree-
    ment (including non-cash compensation of $1,493)           --             3,628            --             3,628
                                                       ------------    ------------    ------------    ------------
     Total costs and operating expenses ............          6,489          15,100          13,496          29,779
                                                       ------------    ------------    ------------    ------------
Loss from operations ...............................         (3,335)        (12,259)         (7,005)        (20,912)
Interest income, net ...............................             52             527             181           1,259
                                                       ------------    ------------    ------------    ------------
Loss before income taxes ...........................         (3,283)        (11,732)         (6,824)        (19,653)
Income taxes .......................................           --              (181)            (11)            112
                                                       -------------   ------------    ------------    ------------
Net loss ...........................................   $     (3,283)   $    (11,551)   $     (6,835)   $    (19,541)
                                                       ============    ============    ============    ============
Net loss per share - basic and diluted .............   $      (0.11)   $      (0.40)   $      (0.24)   $      (0.67)
                                                       ============    ============    ============    ============
Weighted average shares outstanding -
      basic and diluted (number of shares) .........     28,885,606      29,055,783      28,885,606      29,050,934
                                                       ============    ============    ============    ============


                             See notes to condensed consolidated financial statements


                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Six Months Ended
                                                                         June 30,
                                                                    2002          2001
                                                                    ----          ----
                                                                       (unaudited)
Cash flows from operating activities:
Net loss ........................................................   $ (6,835)   $(19,541)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ............................      3,278       4,461
       Amortization of deferred compensation ....................        270       1,994
       Capital loss, net ........................................         --           1
       Increase (decrease) in liability for severance pay, net ..        (52)         22
       Provision for losses on accounts receivable ..............         (2)        (98)
       Write-down on fixed assets resulting from RSL sale .......         --       1,147
  Changes in assets and liabilities:
       Decrease (increase) in accounts receivable ...............         29       1,498
       Increase (decrease) in other current assets ..............        462         108
       Increase (decrease) in accounts payable ..................     (1,275)     (1,068)
       Decrease in deferred revenues ............................         23         108
       Increase (decrease) in current liabilities ...............       (349)     (4,178)
                                                                     -------     -------
                                                                       2,384       3,995
                                                                     -------     -------
  Net cash used in operating activities .........................     (4,451)    (15,546)
                                                                     -------     -------

Cash flows from investing activities:
       Purchase of property and equipment .......................       (238)     (1,185)
       Proceeds from sale of property and equipment .............          1         457
       Decrease (increase) in deposits ..........................          3         (33)
                                                                     -------     -------
  Net cash used in investing activities .........................       (234)       (761)
                                                                     -------     -------

Cash flows from financing activities:
       Decrease (increase) in short-term investments ............      1,368       8,701
       Proceeds from exercise of employee stock options .........         --          48
                                                                     -------     -------
  Net cash provided by (used in) financing activities ...........     (1,368)      8,749
                                                                     -------     -------

Increase (decrease) in cash and cash equivalents ................     (6,053)     (7,558)
Cash and cash equivalents at beginning of period ................     13,583      20,857
                                                                    --------    --------
Cash and cash equivalents at end of period ......................   $  7,530    $ 13,299
                                                                    ========    ========


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

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues

         Affiliates. There were no revenues from affiliates for the six months ended June 30, 2002 compared to $1.7 million for the six months ended June 30, 2001. The decrease in revenues from affiliates was due to the sale of all of our Class B Common Stock, representing majority ownership of us, on June 29, 2001 by RSL Communications, Ltd. ("RSL COM") and our disconnection from the RSL COM network. After June 29, 2001, there were no further revenues from affiliates, and we do not anticipate receiving revenues from affiliates in the future.

         Non-affiliates. Revenues from non-affiliates decreased approximately $0.7 million or 9.7% to approximately $6.5 million for the six months ended June 30, 2002 from approximately $7.2 million for the six months ended June 30, 2001. Revenues from enhanced IP communications services (including our Hosted Communications Solution) decreased by approximately $0.4 million or 6.5% to approximately $5.8 million for the six months ended June 30, 2002 from approximately $6.2 million for the six months ended June 30, 2001, due to a lesser number of new Hosted Communications Solution partners, yielding lower up-front integration fees, and partially offset by a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base.

         Revenues from carrier transmission services, for telecommunications carriers other than RSL COM, decreased by approximately $0.3 million or 30.0% to approximately $0.7 million for the six months ended June 30, 2002 from approximately $1.0 million for the six months ended June 30, 2001, due primarily to decreased demand from a smaller customer base. No customer (other than RSL COM in 2001) accounted for greater than 10% of our revenues during these periods.

Costs and Operating Expenses

         Cost of revenues. Cost of revenues decreased by approximately $3.2 million or 40.5% to approximately $4.7 million for the six months ended June 30, 2002 from approximately $7.9 million for the six months ended June 30, 2001, due primarily to a decrease in the amount of traffic being terminated.

         Research and development expenses. Research and development expenses decreased by approximately $1.5 million or 44.1% to approximately $1.9 million for the six months ended June 30, 2002 from approximately $3.4 million for the six months ended June 30, 2001, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

         Selling and marketing expenses. Selling and marketing expenses decreased by approximately $2.9 million or 56.9% to approximately $2.2 million for the six months ended June 30, 2002 from approximately $5.1 million for the six months ended June 30, 2001, due to a significant decrease in our branding and promotional activities.

         General and administrative expenses. General and administrative expenses (exclusive of non-cash compensation expenses) decreased by approximately $2.6 million or 70.3% to approximately $1.1 million for the six months ended June 30, 2002 from approximately $3.7 million for the six months ended June 30, 2001, primarily due to decreased personnel costs.

         Non-cash compensation expenses. Non-cash compensation expenses decreased by approximately $230,000 or 46.0% to approximately $270,000 for the six months ended June 30, 2002 from approximately $500,000 for the six months ended June 30, 2001, due to the completed amortization of costs incurred during 1998. Remaining amortization of costs related to the 1999 grants of options and warrants below the then fair market value will continue to be reflected in our future financial statements.

         Depreciation and amortization. Depreciation and amortization of goodwill decreased by approximately $1.2 million or 26.7% to approximately $3.3 million for the six months ended June 30, 2002 from approximately $4.5 million for the six months ended June 30, 2001, due to our impairment of goodwill during 2001, and consequently there were no goodwill related expenses during the six months ended June 30, 2002.

         Write down of fixed assets from RSL COM sale. During the six months ended June 30, 2001, we incurred a one-time expense of approximately $1.1 million from the write-down of equipment that was purchased in previous periods to support contracts and inter-company agreements between us and RSL COM that were cancelled at the time of RSL COM's sale of their majority ownership interest in us to Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd., an Israeli company ("Atarey"), in accordance with FAS 121.

         Expenses due to the cancellation of a supplier agreement. During the six months ended June 30, 2001, we incurred a one-time expense of approximately $3.6 million that resulted from the cancellation of a development and promotion agreement between us and CNET Investments, Inc. Expenses included a payment to terminate the agreement and the acceleration of the amortization of non-cash compensation charges deferred in previous years.

Loss from Operations

         Loss from operations decreased by approximately $13.9 million or 66.5% to approximately $7.0 million for the six months ended June 30, 2002 from approximately $20.9 million for the six months ended June 30, 2001, due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

Interest Income, Net

         Interest income, net decreased by approximately $1.1 million or 84.6% to approximately $180,000 for the six months ended June 30, 2002 from approximately $1.3 million for the six months ended June 30, 2001, due primarily to lower interest rates earned on the reduced balance of remaining proceeds from our initial public offering.

Income Taxes, Net

         We paid net income taxes of approximately $11,000 for the six months ended June 30, 2002 compared to receiving an income tax credit of approximately $112,000 for the six months ended June 30, 2001.

Net Loss

         Net loss decreased by approximately $12.7 million or 65.1% to approximately $6.8 million for the six months ended June 30, 2002 from approximately $19.5 million for the six months ended June 30, 2001 due to the foregoing factors.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues

         Affiliates. There were no revenues from affiliates for the three months ended June 30, 2002 compared to $223,000 for the three months ended June 30, 2001. The decrease in revenues from affiliates was due to the sale of all of our Class B Common Stock, representing majority ownership of us, on June 29, 2001 by RSL COM and our disconnection from the RSL COM network. After June 29, 2001, there were no further revenues from affiliates, and we do not anticipate receiving revenues from affiliates in the future.

         Non-affiliates. Revenues from non-affiliates increased approximately $0.6 million or 23.1% to approximately $3.2 million for the three months ended June 30, 2002 from approximately $2.6 million for the three months ended June 30, 2001. Revenues from enhanced IP communications services (including our Hosted Communications Solution) increased by approximately $0.5 million or 20.8% to approximately $2.9 million for the three months ended June 30, 2002 from approximately $2.4 million for the three months ended June 30, 2001, due to a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base, partially offset by lower up-front integration fees from fewer new Hosted Communications Solution partners.

         Revenues from carrier transmission services, for telecommunications carriers other than RSL COM, increased by approximately $0.1 million or 50.0% to approximately $0.3 million for the three months ended June 30, 2002 from approximately $0.2 million for the three months ended June 30, 2001, due primarily to a slightly increased demand from a smaller customer base. No customer (other than RSL COM in 2001) accounted for greater than 10% of our revenues during these periods.

Costs and Operating Expenses

         Cost of revenues. Cost of revenues decreased by approximately $0.3 million or 12.0% to approximately $2.2 million for the three months ended June 30, 2002 from approximately $2.5 million for the three months ended June 30, 2001, due primarily to a decrease in the amount of traffic being terminated.

         Research and development expenses. Research and development expenses decreased by approximately $0.6 million or 40.0% to approximately $0.9 million for the three months ended June 30, 2002 from approximately $1.5 million for the three months ended June 30, 2001, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

         Selling and marketing expenses. Selling and marketing expenses decreased by approximately $0.7 million or 36.8% to approximately $1.2 million for the three months ended June 30, 2002 from approximately $1.9 million for the three months ended June 30, 2001, due to a significant decrease in our branding and promotional activities.

         General and administrative expenses. General and administrative expenses (exclusive of non-cash compensation expenses) decreased by approximately $1.1 million or 68.8% to approximately $0.5 million for the three months ended June 30, 2002 from approximately $1.6 million for the three months ended June 30, 2001, primarily due to decreased personnel costs.

         Non-cash compensation expenses. Non-cash compensation expenses decreased by approximately $120,000 or 52.2% to approximately $110,000 for the three months ended June 30, 2002 from approximately $230,000 for the three months ended June 30, 2001, due to the completed amortization of costs incurred during 1998. Remaining amortization of costs related to the 1999 grants of options and warrants below the then fair market value will continue to be reflected in our future financial statements.

         Depreciation and amortization. Depreciation and amortization of goodwill decreased by approximately $0.9 million or 36.0% to approximately $1.6 million for the three months ended June 30, 2002 from approximately $2.5 million for the three months ended June 30, 2001, due to our impairment of goodwill during 2001, and consequently there were no goodwill related expenses during the three months ended June 30, 2002.

         Write down of fixed assets from RSL COM sale. During the three months ended June 20, 2001, we incurred a one-time expense of approximately $1.1 million from the write-down of equipment that was purchased in previous periods to support contracts and inter-company agreements between us and RSL COM that were cancelled at the time of RSL COM's sale of their majority ownership interest in us to Atarey in accordance with FAS 121.

         Expenses due to the cancellation of a supplier agreement. During the six months ended June 30, 2001, we incurred a one-time expense of approximately $3.6 million that resulted from the cancellation of a development and promotion agreement between us and CNET Investments, Inc. Expenses included a payment to terminate the agreement and the acceleration of the amortization of non-cash compensation charges deferred in previous years.

Loss from Operations

         Loss from operations decreased by approximately $9.0 million or 73.2% to approximately $3.3 million for the three months ended June 30, 2002 from approximately $12.3 million for the three months ended June 30, 2001, due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

Interest Income, Net

         Interest income, net decreased by approximately $475,000 or 90.1% to approximately $52,000 for the three months ended June 30, 2002 from approximately $527,000 for the three months ended June 30, 2001, due primarily to lower interest rates earned on the reduced balance of remaining proceeds from our initial public offering.

Income Taxes, Net

         There were no income taxes, net for the three months ended June 30, 2002 compared to approximately $181,000 for the three months ended June
30, 2001.

Net Loss

         Net loss decreased by approximately $8.3 million or 71.6% to approximately $3.3 million for the three months ended June 30, 2002 from approximately $11.6 million for the three months ended June 30, 2001 due to the foregoing factors.

Liquidity and Capital Resources

         Since our inception in June 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of June 30, 2002, we had an accumulated deficit of approximately $134 million. We anticipate that we will continue to incur operating and net losses as we implement our growth strategy.

         As of June 30, 2002, we had cash and cash equivalents of approximately $7.5 million, marketable securities and other short-term investments of approximately $15.6 million and working capital of approximately $19.8 million. We generated negative cash flow from operating activities of approximately $4.5 million during the six months ended June 30, 2002 compared with approximately $15.5 million during the six months ended June 30, 2001. Accounts receivable were approximately $1.1 million and $1.1 million at June 30, 2002 and June 30, 2001, respectively.

         Our capital expenditures decreased approximately $1.0 million or 83.3% to approximately $0.2 million in the six months ended June 30, 2002 from approximately $1.2 million in the six months ended June 30, 2001 as we improved our utilization of our existing domestic and international network infrastructure.

         Short-term, we obtain our funding from our utilization of the remaining proceeds from our initial public offering offset by positive or negative cash flow from our operations. These proceeds are maintained as cash, cash equivalents, and short-term investments with an original maturity of twelve months or less. Based on current trends in our operations, these funds will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that our business plan is implemented successfully, and that:

         o our recent revenue trends, which reflected an increase in our higher-margin (primarily PC-to-Phone) products and services, continue to increase;

         o our expense trends remain at or near the rates of our second quarter 2002 rates, which were significantly reduced during the past twelve months through reductions in personnel, curtailment of discretionary expenditures, and reduced network rent and termination rates from our carriers; and

         o our net cash-burn rate, which was significantly reduced during the past twelve months due to the foregoing factors to approximately $1.7 million in the second quarter of 2002, continues to improve throughout 2002 and beyond.

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

         We, as well as certain of our former officers and directors, have been named as defendants in a number of purported securities class actions in Federal District Court for the Southern District of New York, arising out of our initial public offering in November 1999 (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of our stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares in the aftermarket at predetermined prices. On August 8, 2001, the court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. By Order dated October 12, 2001, Judge Scheindlin adjourned all defendants' time to respond to or answer any of the complaints until further order of the Court. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers (and underwriters). The Court has not issued a decision on any of those motions. These cases remain at a preliminary stage and no discovery proceedings have taken place. We believe that the claims asserted against us in these cases are without merit and intend to defend vigorously against them.

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

         As of June 30, 2002, we had used approximately $31 million of the net proceeds for sales, marketing and promotional activities, $20 million for capital expenditures and $12 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Stockholders (the "Meeting") on
June 27, 2002. The following matters were submitted to our stockholders for their vote, and the results of the votes taken at the Meeting were as follows:


         (1) Eight Directors were elected for a term of one year:

             (a)   Noam Bardin:        27,242,300 votes for; 39,677 votes against;
             (b)   Ehud Erez:          27,242,300 votes for; 39,677 votes against;
             (c)   Amir Gera:          27,242,300 votes for; 39,677 votes against;
             (d)   Issakhar Hacmun:    27,242,300 votes for; 39,677 votes against;
             (e)   Elie Housman:       27,242,300 votes for; 39,677 votes against;
             (f)   Joshua Maor:        27,242,300 votes for; 39,677 votes against;
             (g)   Lior Samuelson:     27,242,300 votes for; 39,677 votes against; and
             (h)   Shimmy Zimels:      27,242,300 votes for; 39,677 votes against.

         (2) The appointment of Brightman Almagor & Co., a member firm of Deloitte & Touche Tohmatsu, as our independent auditors for the fiscal year ending December 31, 2002 was ratified by the following vote: 27,244,325 votes for; 21,452 votes against; and 16,200 abstentions.

         (3) Our amended and restated certificate of incorporation was ratified by the following vote: 27,200,642 votes for; 59,479 votes against; and 21,856 abstentions. The amended and restated certificate of incorporation, as filed with the Secretary of State of the State of Delaware on July 2, 2002, decreases the authorized number of shares of our Class A Common Stock from 200,000,000 shares to 75,000,000 shares and our Class B Common Stock from 200,000,000 shares to 1,000 shares.

Item 5.  Other Information

         Issakhar Hacmun submitted his resignation as a member of our Board of Directors, effective August 15, 2002.

         On June 17, 2002, Shimmy Zimels was promoted to the role of our Chief Executive Officer. Mr. Zimels succeeds Noam Bardin, the Chairman of our Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit
Number            Description
--------          -----------

   3.1 Form of Amended and Restated Certificate of Incorporation of deltathree, Inc.

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

  10.6** Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Noam Bardin and deltathree, Inc.

  10.7* Employment Agreement, effective as of April 1, 1999, between Shimmy Zimels and deltathree, Inc.

  10.8** Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Shimmy Zimels and deltathree, Inc.

  10.9** Employment Agreement, effective as of August 28, 2000, between Paul White and deltathree, Inc.

  99.1            Certification of CEO and CFO Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------

* Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-86503).

** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 14, 2000.


         (b) Reports on Form 8-K.

         We did not file any current reports on Form 8-K during the period ended June 30, 2002.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DELTATHREE, INC.


Date:  August 14, 2002                    By: /s/ Paul C. White
                                              ------------------------------
                                              Name:  Paul C. White
                                              Title: Chief Financial Officer

                               EXHIBIT INDEX

Exhibit
Number            Description
--------          -----------

   3.1 Form of Amended and Restated Certificate of Incorporation of deltathree, Inc.

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

  10.6** Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Noam Bardin and deltathree, Inc.

  10.7* Employment Agreement, effective as of April 1, 1999, between Shimmy Zimels and deltathree, Inc.

  10.8** Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Shimmy Zimels and deltathree, Inc.

  10.9** Employment Agreement, effective as of August 28, 2000, between Paul White and deltathree, Inc.

  99.1            Certification of CEO and CFO Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

* Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-86503).

** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 14, 2000.