Form 10-Q
period 2002-09-30
DELTATHREE INC
filed 2002-11-14
CIK 1086740

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2002

                        Commission file number 000-28063


                                DELTATHREE, INC.

             (Exact name of registrant as specified in its charter)


                      Delaware
          (State or other jurisdiction of                    13-4006766
           incorporation or organization)                 (I.R.S. employer
                                                         identification no.)





                  75 Broad Street                               10004
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

Yes |X|     No |  |

         As of November 13, 2002, the registrant had 29,143,206 shares of Class A Common Stock, par value $0.001 per share, outstanding.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................10

Item 4.  Controls and Procedures.................................................................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................12

Item 2.  Change in Securities and Use of Proceeds................................................................12

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................13

Item 5.  Other Information.......................................................................................13

Item 6.  Exhibits and Reports on Form 8-K........................................................................13

Signatures.......................................................................................................15

Certifications...................................................................................................16

Exhibit Index....................................................................................................18

                                                      PART I
                                               FINANCIAL INFORMATION

Item 1. Financial Statements.

                                DELTATHREE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                As of                As of
                                                                             September 30,        December 31,
                                                                                 2002                 2001
                                                                                 ----                 ----
                                                                              (unaudited)
                                                                                     ($ in thousands)
ASSETS
Current assets:
 Cash and cash equivalents .........................................          $  21,609           $  13,583
 Short-term investments ............................................                342              14,192
 Accounts receivable, net ..........................................                778               1,092
 Prepaid expenses and other current assets .........................                828               1,264
                                                                              ---------           ---------
    Total current assets ...........................................             23,557              30,131
                                                                              ---------           ---------
Property and equipment, net ........................................             11,073              15,635
                                                                              ---------           ---------
Deposits ...........................................................                100                 103
                                                                              ---------           ---------
     Total assets ..................................................          $  34,729           $  45,869
                                                                              =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ..................................................          $   2,199           $   3,417
 Deferred revenues .................................................                320                 505
 Other current liabilities .........................................              2,437               2,835
                                                                              ---------           ---------
    Total current liabilities ......................................              4,956               6,757
                                                                              ---------           ---------

Long-term liabilities:
 Severance pay obligations .........................................                125                 191
                                                                              ---------           ---------
    Total liabilities ..............................................              5,081               6,948
                                                                              ---------           ---------
Commitments and contingencies

Stockholders' equity:
 Class A common stock, - par value $0.001 ..........................                 29                  29
 Class B common stock, - par value $0.001 ..........................                 --                  --
 Additional paid-in capital ........................................            166,801             166,801
 Deferred compensation .............................................                 --                (270)
 Accumulated deficit ...............................................           (136,972)           (127,429)

Treasury stock at cost: 257,600 shares of class A common stock as of
  September 30, 2002 and December 31, 2001 .........................               (210)               (210)
                                                                              ---------           ---------
     Total stockholders' equity ....................................             29,648              38,921
                                                                              ---------           ---------
     Total liabilities and stockholders' equity ....................          $  34,729           $  45,869
                                                                              =========           =========


            See notes to condensed consolidated financial statements.

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended                   Nine Months Ended
                                                                     September                          September 30,

                                                              2002               2001              2002             2001
                                                              ----               ----              ----             ----
                                                                    (unaudited)                          (unaudited)
                                                                          ($ in thousands, except share data)
Revenues:
  Affiliates .......................................      $          -       $          -       $          -       $      1,669
  Non-affiliates ...................................             3,214              3,418              9,705             10,616
                                                           -----------       ------------       ------------       -----------

     Total revenues ................................             3,214              3,418              9,705             12,285
                                                           -----------       ------------       ------------       -----------

Costs and operating expenses:
  Cost of revenues, net ............................             2,193              2,820              6,929             10,683
  Research and development expenses, net ...........               772              1,279              2,645              4,643
  Selling and marketing expenses ...................               808              1,488              3,027              6,623
  General and administrative expenses (exclusive of
     non-cash compensation expense shown below) ....               623              1,228              1,743              4,907
  Non-cash compensation expense ....................                 -                162                270                663
  Depreciation and amortization ....................             1,675              2,758              4,953              7,364
  Write-down of fixed assets resulting from RSL sale                 -                  -                  -              1,003
  Expenses due to cancellation of a supplier
    agreement (including non-cash
    compensation of $1,493)                                          -                  -                  -             3,628
                                                           -----------       ------------       ------------       -----------

     Total costs and operating expenses ............             6,071              9,735             19,567             39,514
                                                           -----------       ------------       ------------       -----------
Loss from operations ...............................            (2,857)            (6,317)            (9,862)           (27,229)
Interest income, net ...............................               194                232                375              1,491
                                                           -----------       ------------       ------------       -----------
Loss before income taxes ...........................            (2,663)            (6,085)            (9,487)           (25,738)
Income taxes .......................................               (45)              (106)               (56)                (6)
                                                           -----------       ------------       ------------       -----------
Net loss ...........................................            (2,708)      $     (6,191)      $     (9,543)      $    (25,744)
                                                           ===========       ============       ============       ============

Net loss per share - basic and diluted .............       $     (0.09)      $      (0.21)             (0.33)      $      (0.88)
                                                           ===========       ============       ============       ============

Weighted average shares outstanding -
      basic and diluted (number of shares) .........        28,885,606         29,129,604         28,885,606         29,077,157
                                                           ===========       ============       ============       ============



            See notes to condensed consolidated financial statements

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              2002               2001
                                                                              ----               ----
                                                                                     (unaudited)
Cash flows from operating activities:
Net loss ........................................................          $ (9,543)          $(25,732)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ............................             4,952              7,364
       Amortization of deferred compensation ....................               270              2,156
       Capital loss, net ........................................                 1                  1
       Increase (decrease) in liability for severance pay, net ..               (66)                28
       Provision for losses on accounts receivable ..............                30                551
       Write-down on fixed assets resulting from RSL sale .......                 -              1,003
  Changes in assets and liabilities:
       Decrease (increase) in accounts receivable ...............               284                520
       Increase (decrease) in other current assets ..............               436                 29
       Increase (decrease) in accounts payable ..................            (1,218)            (2,035)
       Increase (decrease) in deferred revenues .................              (185)               163
       Increase (decrease) in current liabilities ...............              (398)            (4,140)
                                                                           --------           --------
                                                                              4,106              5,640
                                                                           --------           --------
  Net cash used in operating activities .........................            (5,347)           (20,092)
                                                                           --------           --------

Cash flows from investing activities:
       Purchase of property and equipment .......................              (399)            (1,244)
                                                                           --------           --------
       Proceeds from sale of property and equipment .............                 8                458
       Decrease (increase) in deposits ..........................                 4                (30)
                                                                           --------           --------
  Net cash used in investing activities .........................              (387)              (816)
                                                                           --------           --------

Cash flows from financing activities:
       Decrease (increase) in short-term investments ............            13,850             14,434
       Proceeds from exercise of employee stock options .........                 -                 68
       Purchase of treasury stock ...............................                 -                (27)
                                                                           --------           --------
  Net cash provided by (used in) financing activities ...........           (13,850)            14,475
                                                                           --------           --------

Increase (decrease) in cash and cash equivalents ................            (8,026)            (6,443)
Cash and cash equivalents at beginning of period ................            13,583             20,857
                                                                           --------           --------
Cash and cash equivalents at end of period ......................          $ 21,609           $ 14,424
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

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues

         Affiliates. There were no revenues from affiliates for the nine months ended September 30, 2002 compared to $1.7 million for the nine months ended September 30, 2001. The decrease in revenues from affiliates was due to the sale of all of our Class B Common Stock, representing majority ownership of us, on June 29, 2001 by RSL Communications, Ltd. ("RSL COM") and our disconnection from the RSL COM network. After June 29, 2001, there were no further revenues from affiliates, and we do not anticipate receiving revenues from affiliates in the future.

         Non-affiliates. Revenues from non-affiliates decreased approximately $0.9 million or 8.5% to approximately $9.7 million for the nine months ended September 30, 2002 from approximately $10.6 million for the nine months ended September 30, 2001. Revenues from enhanced IP communications services (including our Hosted Communications Solution) decreased by approximately $0.8 million or 6.5% to approximately $8.6 million for the nine months ended September 30, 2002 from approximately $9.4 million for the nine months ended September 30, 2001, due to a lesser number of new Hosted Communications Solution partners, yielding lower up-front integration fees, and partially offset by a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base.

         Revenues from carrier transmission services, for telecommunications carriers other than RSL COM, decreased by approximately $0.1 million or 8.3% to approximately $1.1 million for the nine months ended September 30, 2002 from approximately $1.2 million for the nine months ended September 30, 2001, due primarily to decreased demand from a smaller customer base. No customer (other than RSL COM in 2001) accounted for greater than 10% of our revenues during these periods.

Costs and Operating Expenses

         Cost of revenues. Cost of revenues decreased by approximately $3.8 million or 35.5% to approximately $6.9 million for the nine months ended September 30, 2002 from approximately $10.7 million for the nine months ended September 30, 2001, due primarily to a decrease in the amount of traffic being terminated.

         Research and development expenses. Research and development expenses decreased by approximately $2.0 million or 43.5% to approximately $2.6 million for the nine months ended September 30, 2002 from approximately $4.6 million for the nine months ended September 30, 2001, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

         Selling and marketing expenses. Selling and marketing expenses decreased by approximately $3.6 million or 54.5% to approximately $3.0 million for the nine months ended September 30, 2002 from approximately $6.6 million for the nine months ended September 30, 2001, due to a significant decrease in our branding and promotional activities.

         General and administrative expenses. General and administrative expenses (exclusive of non-cash compensation expenses) decreased by approximately $3.2 million or 65.3% to approximately $1.7 million for the nine months ended September 30, 2002 from approximately $4.9 million for the nine months ended September 30, 2001, primarily due to decreased personnel costs.

         Non-cash compensation expenses. Non-cash compensation expenses decreased by approximately $390,000 or 59.1% to approximately $270,000 for the nine months ended September 30, 2002 from approximately $660,000 for the nine months ended September 30, 2001, due to the completed amortization of costs incurred during 1998 and 1999.

         Depreciation and amortization. Depreciation and amortization of goodwill decreased by approximately $2.4 million or 32.4% to approximately $5.0 million for the nine months ended September 30, 2002 from approximately $7.4 million for the nine months ended September 30, 2001, due to our impairment of goodwill during 2001. Consequently, there were no goodwill related expenses during the nine months ended September 30, 2002.

         Write down of fixed assets from RSL COM sale. During the nine months ended September 30, 2001, we incurred a one-time expense of approximately $1.1 million from the write-down of equipment that was purchased in previous periods to support contracts and inter-company agreements between us and RSL COM that were cancelled at the time of RSL COM's sale of their majority ownership interest in us to Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd., an Israeli company ("Atarey"), in accordance with FAS 121.

         Expenses due to the cancellation of a supplier agreement. During the nine months ended September 30, 2001, we incurred a one-time expense of approximately $3.6 million that resulted from the cancellation of a development and promotion agreement between us and CNET Investments, Inc. Expenses included a payment to terminate the agreement and the acceleration of the amortization of non-cash compensation charges deferred in previous years.

Loss from Operations

         Loss from operations decreased by approximately $17.3 million or 63.6% to approximately $9.9 million for the nine months ended September 30, 2002 from approximately $27.2 million for the nine months ended September 30, 2001, due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

Interest Income, Net

         Interest income, net decreased by approximately $1.1 million or 73.3% to approximately $400,000 for the nine months ended September 30, 2002 from approximately $1.5 million for the nine months ended September 30, 2001, due primarily to lower interest rates earned on the reduced balance of the remaining proceeds from our initial public offering.

Income Taxes, Net

         We paid net income taxes of approximately $56,000 for the nine months ended September 30, 2002 compared to approximately $6,000 for the nine months ended September 30, 2001.

Net Loss

         Net loss decreased by approximately $16.2 million or 63.0% to approximately $9.5 million for the nine months ended September 30, 2002 from approximately $25.7 million for the nine months ended September 30, 2001 due to the foregoing factors.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues

         Affiliates. There were no revenues from affiliates for the three months ended September 30, 2002 and for the three months ended September 30, 2001. This was due to the sale of all of our Class B Common Stock, representing majority ownership of us, on June 29, 2001 by RSL COM and our disconnection from the RSL COM network. After June 29, 2001, there were no further revenues from affiliates, and we do not anticipate receiving revenues from affiliates in the future.

         Non-affiliates. Revenues from non-affiliates decreased approximately $0.2 million or 5.9% to approximately $3.2 million for the three months ended September 30, 2002 from approximately $3.4 million for the three months ended September 30, 2001. Revenues from enhanced IP communications services (including our Hosted Communications Solution) decreased by approximately $0.2 million or 6.5% to approximately $2.9 million for the three months ended September 30, 2002 from approximately $3.1 million for the three months ended September 30, 2001, due to a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base, offset by lower up-front integration fees from fewer new Hosted Communications Solution partners.

         Revenues from carrier transmission services, for telecommunications carriers other than RSL COM, increased by approximately $0.1 million or 33.3% to approximately $0.4 million for the three months ended September 30, 2002 from approximately $0.3 million for the three months ended September 30, 2001, due primarily to a slightly increased demand from a smaller customer base. No customer (other than RSL COM in 2001) accounted for greater than 10% of our revenues during these periods.

Costs and Operating Expenses

         Cost of revenues. Cost of revenues decreased by approximately $0.6 million or 21.4% to approximately $2.2 million for the three months ended September 30, 2002 from approximately $2.8 million for the three months ended September 30, 2001, due primarily to a decrease in the amount of traffic being terminated.

         Research and development expenses. Research and development expenses decreased by approximately $0.5 million or 38.5% to approximately $0.8 million for the three months ended September 30, 2002 from approximately $1.3 million for the three months ended September 30, 2001, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

         Selling and marketing expenses. Selling and marketing expenses decreased by approximately $0.7 million or 46.7% to approximately $0.8 million for the three months ended September 30, 2002 from approximately $1.3 million for the three months ended September 30, 2001, due to a significant decrease in our branding and promotional activities.

         General and administrative expenses. General and administrative expenses (exclusive of non-cash compensation expenses) decreased by approximately $0.6 million or 50.0% to approximately $0.6 million for the three months ended September 30, 2002 from approximately $1.2 million for the three months ended September 30, 2001, primarily due to decreased personnel costs.

         Non-cash compensation expenses. There were no non-cash compensation expenses for the three months ended September 30, 2002 compared to approximately $160,000 for the three months ended September 30, 2001, due to the completed amortization of costs incurred during 1998 and 1999 related to the grants of options and warrants below the then fair market value during those periods.

         Depreciation and amortization. Depreciation and amortization of goodwill decreased by approximately $1.1 million or 39.3% to approximately $1.7 million for the three months ended September 30, 2002 from approximately $2.8 million for the three months ended September 30, 2001, due to our impairment of goodwill during 2001. Consequently, there were no goodwill related expenses during the three months ended September 30, 2002.

         Write down of fixed assets from RSL COM sale. During the three months ended September 20, 2001, we incurred a one-time expense of approximately $1.1 million from the write-down of equipment that was purchased in previous periods to support contracts and inter-company agreements between us and RSL COM that were cancelled at the time of RSL COM's sale of their majority ownership interest in us to Atarey in accordance with FAS 121.

         Expenses due to the cancellation of a supplier agreement. During the nine months ended September 30, 2001, we incurred a one-time expense of approximately $3.6 million that resulted from the cancellation of a development and promotion agreement between us and CNET Investments, Inc. Expenses included a payment to terminate the agreement and the acceleration of the amortization of non-cash compensation charges deferred in previous years.

Loss from Operations

         Loss from operations decreased by approximately $3.4 million or 54.0% to approximately $2.9 million for the three months ended September 30, 2002 from approximately $6.3 million for the three months ended September 30, 2001, due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

Interest Income, Net

         Interest income, net decreased by approximately $38,000 or 16.4% to approximately $194,000 for the three months ended September 30, 2002 from approximately $232,000 for the three months ended September 30, 2001, due primarily to lower interest rates earned on the reduced balance of the remaining proceeds from our initial public offering.

Income Taxes, Net

         We paid net income taxes of approximately $45,000 for the three months ended September 30, 2002 compared to approximately $106,000 for the three months ended September 30, 2001.

Net Loss

         Net loss decreased by approximately $3.5 million or 56.5% to approximately $2.7 million for the three months ended September 30, 2002 from approximately $6.2 million for the three months ended September 30, 2001 due to the foregoing factors.

Liquidity and Capital Resources

         Since our inception in September 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of September 30, 2002, we had an accumulated deficit of approximately $137 million. We anticipate that we will continue to incur operating and net losses as we continue to implement our growth strategy.

         As of September 30, 2002, we had cash and cash equivalents of approximately $21.6 million, marketable securities and other short-term investments of approximately $0.3 million and working capital of approximately $18.6 million. We generated negative cash flow from operating activities of approximately $5.4 million during the nine months ended September 30, 2002 compared with approximately $20.1 million during the nine months ended September 30, 2001. Accounts receivable were approximately $0.8 million and $1.1 million at September 30, 2002 and September 30, 2001, respectively.

         Our capital expenditures decreased approximately $0.8 million or 66.7% to approximately $0.4 million in the nine months ended September 30, 2002 from approximately $1.2 million in the nine months ended September 30, 2001 as we improved our utilization of our existing domestic and international network infrastructure.

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

         o our expense trends remain at or near the rates of our third quarter 2002 rates, which were significantly reduced during the past twelve months through reductions in personnel, curtailment of discretionary expenditures, and reduced network rent and termination rates from our carriers; and

         o our net cash-burn rate, which was significantly reduced during the past twelve months due to the foregoing factors to approximately $1.1 million in the third quarter of 2002, continues to improve throughout 2002 and beyond.

         To the extent that these trends do not remain steady, or if in the longer-term we are not able to successfully implement our business strategy, we may be required to raise additional funds for our ongoing operations. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us, especially in light of current economic conditions and the unfavorable market for telecommunications companies in particular. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. In addition, while the indentures governing the outstanding indebtedness of RSL COM were cancelled and no longer restrict our ability to incur indebtedness, we cannot assure you that any third party will be willing or able to provide additional capital to us on favorable terms or at all.



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

Item 4. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures.

         Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), during November 2002, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us was made known to them by others within Deltathree, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

          (b)  Changes in Internal Controls.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

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

         As of September 30, 2002, we had used approximately $32 million of the net proceeds for sales, marketing and promotional activities, $20 million for capital expenditures and $13 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's security holders during the first quarter of 2002.

Item 5. Other Information

         During the quarterly period ended September 30, 2002, Shimmy Zimels' and Paul White's contracts were extended until August 31, 2004.

         The listing of our Class A Common Stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective as of the opening of business on September 17, 2002. We currently meet all criteria for continued inclusion in the Nasdaq SmallCap Market except for the $1.00 minimum bid price per share requirement. We have an initial grace period until December 4, 2002, to demonstrate a closing bid price of at least $1.00 for a minimum of ten consecutive trading days. Should we not comply with the minimum bid price requirement within this grace period, we will be eligible for an additional 180 day grace period ending June 2, 2003, to meet the $1.00 minimum bid price requirement provided we can demonstrate that we remain in compliance with the Nasdaq SmallCap Market's initial listing standards. Nasdaq regulations allow for the transfer back to the Nasdaq National Market should we maintain a minimum bid price of $1.00 for at least 30 consecutive trading days by June 2, 2003, and comply at all times with other applicable continued listing requirements for the Nasdaq National Market.


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  The following exhibits are filed herewith:

Exhibit
Number            Description
------            -----------

 10.10 Amendment No. 2 to Employment Agreement, effective as of March 25, 2002, between Shimmy Zimels and deltathree, Inc.

 10.11 Amendment No. 3 to Employment Agreement, effective as of September 1, 2002, between Shimmy Zimels and deltathree, Inc.

 10.12 Amendment No. 1 to Employment Agreement, effective as of September 1, 2002, between Paul C. White and deltathree, Inc.

 99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.The following report was filed on Form 8-K during the quarter ended September 30, 2002:

        On September 18, 2002, we filed a current report on Form 8-K under Item 5 regarding the transfer of the listing of our Class A Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DELTATHREE, INC.


Date:  November 14, 2002                  By:  /s/ Paul C. White
                                             ----------------------------------
                                               Name: Paul C. White
                                               Title: Chief Financial Officer

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, Shimmy Zimels, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of deltathree, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                   /s/ Shimmy Zimels
                                         ------------------------------------
                                         Name:Shimmy Zimels
                                         Title:  Chief Executive Officer

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Paul C. White, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of deltathree, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                       /s/ Paul C. White
                                             -----------------------------------
                                             Name:  Paul C. White
                                             Title:  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

 10.10 Amendment No. 2 to Employment Agreement, effective as of March 25, 2002, between Shimmy Zimels and deltathree, Inc.

 10.11 Amendment No. 3 to Employment Agreement, effective as of September 1, 2002, between Shimmy Zimels and deltathree, Inc.

 10.12 Amendment No. 1 to Employment Agreement, effective as of September 1, 2002, between Paul C. White and deltathree, Inc.

 99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.