Form 10-K
period 2002-12-31
DELTATHREE INC
filed 2003-04-01
CIK 1086740

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2002

                       Commission File Number: 000-28063

                            DELTATHREE, INC.
                --------------------------------------------------
                (Exact name of registrant as specified in charter)


         Delaware                                           13-4006766
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                          identification no.)

75 Broad Street, 31st Floor
New York, New York                                          10004
----------------------------------------                   ---------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code: (212) 500-4850

Securities registered pursuant to Section 12(b) of the Act:

     None.

Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of Each Exchange
Title of Each Class                                on Which the Securities
                                                   are Registered
-------------------                                ------------------------
Class A Common Stock, par value $0.001             Nasdaq SmallCap Market
per share

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

The aggregate market value of the Class A common stock held by non- affiliates of the Registrant based upon the closing price of the Class A common stock as reported by The Nasdaq Stock Market on June 28, 2002 was $5,692,191. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's Class A common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

The number of shares outstanding of the Registrant's capital stock as of March 27, 2003 is as follows:

    Title of Each Class                       Number of Shares Outstanding
--------------------------------                       at March 27, 2003:
Class A Common Stock, $0.001 par              ----------------------------
value                                                29,180,896



                   DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on September 18, 2003.

                                DELTATHREE, INC.
                        2001 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS
                              ---------------------


                                                                      Page
                                                                      ----
                                     PART I
                                     ------
ITEM 1.   Business                                                        4
ITEM 2.   Properties                                                     15
ITEM 3.   Legal Proceedings                                              15
ITEM 4.   Submission of Matters to a Vote of Security Holders            16

                                    PART II
                                    -------
ITEM 5.   Market for Registrant's Common Equity and Related Stockholder  17
          Matters
ITEM 6.   Selected Financial Data                                        19
ITEM 7. Management's Discussion and Analysis of Financial Condition 20 and Results of Operations
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk     35

ITEM 8.   Financial Statements and Supplementary Data                    35
ITEM 9.   Changes in and Disagreements with Accountants on Accounting    35
          and Financial Disclosure

                                     PART III
                                    ----------
ITEM 10.  Directors and Executive Officers of the Registrant             36

ITEM 11.  Executive Compensation                                         36

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management 36

ITEM 13.  Certain Relationships and Related Transactions                 36

ITEM 14.  Controls and Procedures                                        36

                                    PART IV
                                    -------
ITEM 15.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                            37

Index to Consolidated Financial Statement                               F-1

                                DELTATHREE, INC.
                        2002 ANNUAL REPORT ON FORM 10-K

The statements in this annual report that are not descriptions of historical facts may be forward-looking statements. Those statements involve substantial risks and uncertainties. You can identify those statements by the fact that they contain words such as "anticipate," "believe," "estimate," "expect," "intend," "project" or other terms of similar meaning. Those statements reflect management's current beliefs, but are based on numerous assumptions, which we cannot control and that may not develop as we expect. Consequently, actual results may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are: uncertainty of financial estimates and projections, the competitive environment for Internet telephony, our limited operating history, changes of rates of all related telecommunications services, the level and rate of customer acceptance of new products and services, legislation that may affect the Internet telephony industry, rapid technological changes, and the risks, uncertainties and other matters discussed below under "Risk Factors" and elsewhere in this annual report and in our other periodic reports filed with the U.S. Securities and Exchange Commission.


PART I

ITEM 1. BUSINESS

General

We are a provider of integrated Voice over Internet Protocol (VoIP) telephony services. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol (IP) telephony services. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. Our business currently includes: the provision of enhanced Web-based and other communications services to individual consumers, under our iConnectHere brand name; the provision of enhanced Web-based and other communications services to international resellers, under either their own brand name, a white-label brand, and/or our iConnectHere brand name; the provision of a total "Hosted Communications Solution" that enables corporate customers and service providers to offer private label telecommunications to their customer bases, and; the transmission of voice and data traffic for communications carriers.

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

Prior to 1999, our focus was to build a privately-managed, global network utilizing IP technology, and our business primarily consisted of carrying and transmitting traffic for communications carriers over our network. Beginning in 1999, we began to diversify our offerings by layering enhanced IP telephony services over our network. These enhanced services were targeted at consumers and were primarily accessible through our consumer Web site. During 2000, we began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases. Our privately-managed IP network received the Best Built Public Network Award for excellence in IP services/applications at SUPERCOMM 2000. We were also recognized as the best IP telephony provider by SmartMoney magazine and PC World Magazine during 2000. We were recognized for our innovative Broadband Phone offering during 2001, receiving both the TMC Labs Innovation Award, and the Communications SOLUTIONSr magazine Product of the Year Award. In 2001, we continued to enhance our unique strengths through our pioneering work with the Session Initiation Protocol (SIP), an Internet Engineering Task Force standard that has been embraced by industry leaders such as Microsoft and the 3rd Generation Partnership Project (3GPP), which is a global cooperation between six organizational partners who are recognized as the world's major standardization bodies from the United States, Europe, China, Japan and Korea. In 2001, we also announced the launch of our state-of-the-art SIP (Session Initiation Protocol) infrastructure, and we became one of the first service providers to have built an end-to-end SIP network. During 2002, our continuing SIP efforts resulted in our launch of our SIP-based dialer. These efforts continue to position us as one of the leading providers of VoIP services.


Recent Developments

On February 6, 2003, we announced that we had received a letter from D3 Acquisition, Inc. relating to a proposal to purchase all of our outstanding shares not held by Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd. ("Atarey") and its affiliates for a price of $0.70 per share in cash by means of a cash tender offer. The proposal contemplates that upon successful completion of the tender offer, D3 Acquisition would merge into us and we would survive and continue as a wholly owned private subsidiary of Atarey. D3 Acquisition is a wholly owned special purpose acquisition corporation formed by Atarey. Together, Atarey and its affiliates currently own approximately 71% (20,655,402 shares) of our outstanding common stock. Our board of directors has formed a special committee comprised of independent directors to evaluate the proposal and negotiate its terms. The special committee of our board of directors has retained Kaufman Bros., L.P. as its financial advisor to assist the special committee in evaluating strategic alternatives, including a possible sale of the company. Among other things, Kaufman Bros. is assisting the special committee in its continuing assessment of the D3 Acquisition proposal. Upon completion of this review process, the special committee of independent directors will make its recommendation to our board of directors in due course. There can be no assurance that Atarey or we will proceed with the proposed transaction or any of the other strategic alternatives considered or when any resulting transaction would occur. Upon our announcement that we were evaluating the D3 Acquisition offer, litigation was commenced against our Board members and us with respect to the transaction contemplated by the proposal. Please see "Legal Proceedings" for a description of such litigation.


The Increasing Significance of IP Communications

Historically, the communications services industry has transmitted voice and data over separate networks using different technologies. Traditional carriers have typically built telephone networks based on circuit switching technology, which establishes and maintains a dedicated path for each telephone call until the call is terminated. Although a circuit-switched system reliably transmits voice communications, circuit switching does not efficiently utilize transmission capacity. When a telephone call is placed, a circuit is established, and the circuit remains dedicated for transmission of the call and is therefore unavailable to transmit any other call.

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

Frost & Sullivan, a market research firm, estimates that VoIP communications services will grow to represent approximately 75% of worldwide voice services and revenues from the VoIP marketplace will surpass $171 billion by the end of 2007. Beyond cost savings, we believe that advanced IP communications technologies will further the potential for the Internet to become the preferred medium of communications and commerce.


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

In addition, many smaller service providers have begun to offer low-cost Internet telephony services from PCs to telephones and from telephones to telephones. Many of these service providers, however, offer their services only in certain geographic areas and provide limited services. In addition, many of these service providers rely soley on the public Internet for transmission, rather than a privately-managed IP network. In using only the public Internet rather than a privately-managed IP network for transmission, these service providers have less control over the network management and monitoring functions that are necessary to ensure quality of service.

Our Products and Services

          Products.

We have built a privately-managed, global network using IP technology and offer our customers a unique suite of IP telephony products. Our enhanced IP communication products (which represented 60.2% and 54.8% of our revenues in 2002 and 2001, respectively) include:

PC-to-Phone. Our PC-to-Phone offering enables a user to conveniently and inexpensively place a call to a standard telephone anywhere in the world directly from a personal computer while remaining on-line. In order to use this product, a user need only download our software from our Web site and have access to the Internet. Once our software is downloaded, the user is able to place a call from the user's personal computer and, while browsing the Web, speak to a party who uses a standard telephone. Alternatively, users of Microsoft's MSN Messenger software can access our PC-to-Phone product through the "Make a phone call" function without the need to download any other software.

We are able to provide our PC-to-Phone offering at rates generally lower than those charged for traditional circuit switched calls. We are able to charge lower rates because our service utilizes packet-switched technology and because it routes calls directly from the user's Internet connection onto our privately-managed IP network and to the called destination, thus avoiding access and settlement rates associated with traditional international and domestic long distance telecommunications services. PC-to-phone is currently our most popular product offering.

Phone-to-Phone. Our Phone-to-Phone offering enables a user to inexpensively place a call or send a fax from a standard telephone or a fax machine to anywhere in the world. Phone-to- Phone calls originate and terminate on the public switched telephone network (PSTN), but travel primarily over our privately-managed IP network. Similar to our PC-to-Phone product, our Phone-to-Phone product is generally less expensive than services of traditional carriers. Users can access our Phone-to- Phone product by dialing a local or toll-free access number and providing a PIN number. We currently offer toll-free access numbers in Austria, Canada, Finland, France, Germany, Hong Kong, Italy, Sweden, Switzerland, the United Kingdom and the United States. Users are charged for toll and long distance calls on a per-minute basis. We and our private-label partners receive payment for these calls by debiting pre-paid user accounts opened on-line and through the sale of pre-paid calling cards.

Broadband Phone. In early 2001, we successfully deployed the world's first commercially available Broadband Phone offering. Our Broadband Phone product is a complete phone replacement solution available to business and consumer customers over the "last mile" through broadband connections via cable modem, DSL or fixed wireless. Broadband Phone challenges the traditional PSTN and circuit switched networks with a full VoIP solution. With our high call quality, "always on" reliability and increased functionality provided by the high bandwidth access line, we are able to offer potential partners and their customers some of the most sophisticated VoIP solutions available in the market through a highly scalable, low-cost and easily implemented product. Broadband Phone is designed to take advantage of how people communicate, building on the current customer experience by allowing them to use their existing phone. In addition to offering traditional telecommunications capabilities, Broadband Phone enables a user to conveniently retrieve e-mail, voice mail and faxes, as well as send e-mail, from a single source. For our potential partners, the turnkey solution is delivered with our full back-end infrastructure, including customer service for end users, customer service for service providers, pricing information, billing and provisioning and fraud services. Additionally, Broadband Phone is a technology-neutral solution, easily integrated (a variety of devices are available to plug directly into a PC or IP network) so as to allow broadband providers to begin delivering our voice solution rapidly.

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

     Services.

We differentiate ourselves from our competitors by providing a robust set of value-added services that enables us to effectively address the challenges that have traditionally made the provision of telecommunications services difficult. These operations management tools include the following:

- account provisioning: we provide our customers with a dedicated Web page through which they can order additional services or accounts, generate and activate PINs and perform other customary implementation functions;

- payment processing systems: we provide our customers with a fraud detection and prevention system to permit secure credit card transactions over the Web;

- billing and account management: we provide our customers with real-time, Web-based access to billing records to check billing and usage information or to increase prepaid accounts; and

- customer care: we have moved and consolidated traditional first tier customer care functions onto the Web for ease and flexibility and support this with second tier customer care via toll-free access.

     iConnectHere

We began marketing our on-line consumer offering under the iConnectHere brand name in September 2000 in connection with the formal roll-out of our Hosted Communications Solution. At that time, we decided to eliminate our free on-line service and to move away from a business model focused on consumers with a high acquisition cost. We have positioned iConnectHere as a powerful showcase and test facility for our current and future products and services. iConnectHere demonstrates our products, services and hosting capabilities to other business customers and service providers. Through iConnectHere, an account holder can access PC- to-Phone, Phone-to-Phone, Broadband Phone and the full range of our back-end infrastructure and support. Additionally, iConnectHere permits us to collect usage information on our products and services and enables us to provide our partners with key information and recommendations regarding implementation of our products and services.

     Through iConnectHere, consumer users can:

- sign up for any of our services, including PC-to-Phone, phone-to-Phone, and Broadband Phone;
- download our software;
- recharge their accounts, either by entering their credit card information or authorizing automatic recharging;
- send a PC-to-phone call;
- check real-time billing and usage information;
- communicate by e-mail with a customer service representative;
- view answers to frequently-asked questions.

     iConnectHere Marketing, Advertising and Promotional Programs

We have developed and will continue to develop diversified marketing, advertising and promotional programs to stimulate demand for our iConnectHere services. Our marketing, advertising and promotional programs include:

On-line agent commission program. We have developed a Web- based agent program that allows for rapid agent enrollment and agent account maintenance. Agents may devise their own marketing programs, including Web-links, direct mail campaigns or co- branding of our services in select markets. Agents receive as commissions a percentage of revenue generated from end users who sign up for our services through the agent's Web site. We believe that providing our agents with easy, on-line access to these marketing tools helps us to maximize the number of agents selling our services while significantly reducing the resources needed to recruit agents.

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

Reseller program. We offer individuals and businesses the opportunity to become resellers of our services through our reseller program. Resellers are able to purchase bulk iConnectHere account numbers at reseller specific rates that they are then able to resell to private individuals as either Phone-to- Phone calling cards or PC-to-Phone accounts.

Microsoft Messenger Affiliation. Through our relationship with Microsoft, we provide PC-to-Phone service for Microsoft MSN Messenger users, to any phone number in the world. Within the Microsoft MSN Messenger program, choosing us is similar to choosing a long distance provider. With a click of the mouse, consumers can select us (under our iConnectHere brand) when utilizing the voice function bundled into the Microsoft software applications. When consumers choose us, we provide the network call delivery and termination as well as all
the billing and customer relationship aspects of the service.   By way of this
relationship, we gain exposure to millions of current Microsoft MSN Messenger users.

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

Future Products-Broadband focus

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

Our Network

In order to deliver unique VoIP services, we operate a privately-managed IP telephony network. By managing our network, we have the ability to regulate traffic volumes and to directly control the quality of service from each originating point of presence ("POP") to the termination point via a variety of termination options. In addition, our network allows us to avoid the significant transmission delays associated with the Internet, which may impede delivery of high quality, reliable services to our users. Since the protocols used by the network are highly standard protocols, our IP network has a tight connection to the public Internet, allowing us to use the Internet as a backup facility. This unique situation, where our IP network is considered a high-quality extension of the Internet, allows our customers to enjoy best-of-breed functionality: high quality, low jitter and low connection delay, on the one hand, and global reach and universal access, on the other hand.

During 2001, in conjunction with our relationship with Microsoft and over 12 months of work, we rolled out our state of the art SIP (Session Initiation Protocol) infrastructure. Our SIP network currently powers the majority of our offerings, including our Microsoft relationship. The SIP protocol is one of the most advanced VoIP protocols and unlike its predecessors, which were modeled after traditional telephony protocols, SIP has the ability to scale with a distributed architecture and at a lower cost. SIP's superior attributes also include faster and more cost effective development and lower hardware requirements, which allows us to incur lower capital expenditure costs. During 2003, we intend to continue to expand our offerings on this network. At the same time, we continue to build our SIP expertise through relationships with other SIP leaders such as
Cisco and Microsoft.

Backbone

Our network is built around a redundant, high availability backbone that connects Los Angeles, New York and London. In each of these locations there are multiple interconnections or peering arrangements with Internet backbone providers. These points are strategically located to allow access from our network to and from the Internet with the best performance. The backbone is based on Cisco routing equipment utilizing Hot Standby Routing Protocol. In order to achieve maximum redundancy, our network has several connections to the public Internet. While operating as a private extension of the Internet, the backbone has a high level of security designed to isolate it from security threats found on the public Internet.

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

Termination

Our network can terminate calls through any of our POPs and termination providers' POPs. Termination decisions are based on a sophisticated Least Cost Routing system which applies routing rules based on origination point, time of day, termination cost and other factors. These rules are constantly updated to ensure maximum economic and quality efficiency. Our network has termination facilities that enable us to interconnect with multiple carriers. This allows us to refile traffic to our own switch, giving us the ability to route calls to virtually anywhere in the world. Each termination port is carefully managed with innovative capacity planning tools and techniques to provide the best and most cost effective service to customers, along with multiple termination options to ensure the highest possible levels of redundancy.

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

Proprietary Rights

We rely or expect to be able to rely on trademark and trade secret laws, confidentiality agreements and other contractual arrangements with our employees, strategic partners and others to protect our proprietary rights.

We have registered trademarks for "deltathreeT" and "iConnectHere.comT" in the United States. However, these trademarks may not provide adequate protection against competitive technology and may not be held valid and enforceable if challenged. We do not own any registered copyrights.

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

In addition, the FCC is currently considering reforms to universal service funding and may consider whether to impose various types of charges or other common carrier regulations upon some providers of Internet and IP telephony. The FCC stated in April 1998 that it did not have an adequate record on which to make a definitive ruling, but that the record suggested that certain forms of phone-to-phone IP telephony appear to have the same functionality as non-IP telecommunications services and lack the characteristics that would render them information services. More recently, the FCC has stated that the development of new technologies, such as IP telephony, may increase the strain on universal service funding. In that regard, the FCC is currently reviewing whether to extend universal service obligations to non- traditional providers such as facilities-based providers of broadband Internet services.

Two other carriers have asked the FCC to make definitive rulings regarding the classification of their IP telephony services. Thus, the regulatory classification issue is now before the FCC, although only in the context of these two specific service offerings. However, the FCC has indicated that it plans to address the regulatory and compensation issues posed by IP telephony services in the near future. Any ruling by the FCC on the regulatory considerations affecting Internet and IP telephony services will affect our operations and revenues.

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

State regulatory authorities may also retain jurisdiction to regulate the provision of, and impose charges on, intrastate Internet and IP telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such. The majority of states that have looked at the regulation of IP telephony services have deferred consideration of the issue pending the outcome of the FCC's proceedings. Although, at least one state has ordered that access charges apply to the termination of IP telephony calls. In addition, several state commissions have participated in the FCC's proceedings and have advocated imposing traditional common carrier regulation on Internet and IP telephony providers.


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

A determination by the European Commission that IP telephony constitutes "voice telephony" may trigger significant regulatory consequences with respect to, among other things, licensing requirements and contributions to universal service funding. In addition, the Commission has adopted directives for a new framework for electronic communications regulation that, in part, attempt to harmonize the regulations that apply to services regardless of the technology used by the provider. We cannot predict what future actions the European Commission may take regarding IP telephony and related matters, or what impact, if any, such actions may have on our business.

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

          Other Regulation Affecting the Internet

United States. Congress has recently adopted legislation that affects certain aspects of the Internet, including on-line content, user privacy, national security and taxation. For example, the extension of the Internet Tax Freedom Act prohibits certain taxes on Internet uses through November 1, 2003. We cannot predict whether substantial new taxes will be imposed on our services after that date. In addition, Congress, the FCC and other federal entities are considering other legislative and regulatory proposals that would further affect the Internet, including with regard to broadband networks used to support high- speed Internet access services. Congress is, for example, currently considering legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud and privacy. Various states have adopted and are considering Internet-related legislation.

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

The market for enhanced Internet and IP communications services is new and rapidly evolving. We believe that the primary competitive factors determining our success, in the Internet and IP communications market are:

- quality of service;
- the ability to meet and anticipate customer needs through multiple service offerings;
- responsive customer care services;
- price.

Future competition could come from a variety of companies both in the Internet and telecommunications industries. These industries include major companies who have greater resources and larger subscriber bases than we have, and have been in operation for many years. We also compete in the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing initially on instant messaging, although we expect them to begin to provide PC-to- Phone services.

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

Traditional Telecommunications Carriers.

Several traditional telecommunications companies, including industry leaders such as AT&T, Sprint, Deutsche Telekom, WorldCom and Qwest Communications International, have announced their intention to offer enhanced Internet and IP communications services in both the United States and internationally. All of these competitors are significantly larger than we are and have:

- substantially greater financial, technical and marketing resources;
- larger networks;
- a broader portfolio of services;
- stronger name recognition and customer loyalty;
- well-established relationships with many of our target customers;
- an existing user base to which they can cross-sell their services.

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

Employees

As of December 31, 2002, we employed 69 full-time and 27 part-time employees, of which 77 were located in Israel, and 19 were located in New York. We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

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

We lease a 1,440 square meter office, which houses our research and development facilities, at the Jerusalem Technology Park, Jerusalem, Israel at an annual cost of $ 292,000. The lease term that expired in February 2003 contained an option to extend the lease for an additional five years. In June 2002 we signed an extension agreement for additional three years, commencing February 2003, at an annual cost of $201,600, for 1,056 square meters, with the remaining 384 square meters to be returned to the building owner.

ITEM 3. LEGAL PROCEEDINGS

On October 8, 1999, Aerotel, Ltd. and Aerotel U.S.A. commenced a suit against us, RSL COM and an RSL COM subsidiary in the United States District Court for the Southern District of New York. Aerotel alleges that we are infringing on a patent issued to Aerotel in November 1987 by making, using, selling and offering for sale prepaid telephone card products in the United States. Aerotel seeks an injunction to stop us from using the technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. We have answered the complaint, the parties engaged in pre-trial discovery, and the case remains at a preliminary stage. We believe that we have meritorious defenses to the claims and we intend to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on our business, financial condition and results of operations. Regardless of the ultimate outcome, the litigation could result in substantial expenses to us and significant diversion of efforts by our managerial and other personnel.

We, as well as certain of our former officers and directors, have been named as defendants in a number of purported securities class actions in Federal District Court for the Southern District of New York, arising out of our initial public offering in November 1999 (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of our stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares in the aftermarket at predetermined prices. On August 8, 2001, the court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers and underwriters. On February 19, 2003, the Court issued an opinion granting in part and denying in part those motions to dismiss. The complaint against the Company was not dismissed as a matter of law. These cases remain at a preliminary stage and no discovery proceedings have taken place. We believe that the claims asserted against us in these cases are without merit and intend to defend ourselves vigorously against them.

On February 12, 2003 we announced that four lawsuits had been filed against us, our officers and directors, and our majority stockholder, Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd. ("Atarey"), in connection with our formation of the special committee to evaluate the proposal by Atarey to purchase all of our outstanding shares of common stock not held by Atarey and its affiliates. On February 6, 2003, we issued a press release in connection with the proposed transaction. The lawsuits purport to be class actions on behalf of our public stockholders. The plaintiffs in these actions have asserted a variety of claims, including allegations that Atarey's proposed tender offer price for our publicly held shares is unfair and grossly inadequate; and that our officers and directors have breached their fiduciary duties to the public stockholders. Each of the lawsuits has been filed in the Delaware Court of Chancery in and for New Castle County. We do not believe that these lawsuits state valid claims against us or any of our officers or directors.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                             PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

Market Information

Our common stock is currently listed on the Nasdaq SmallCap Market under the symbol "DDDC". The listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective on September 17, 2002. Our common stock had traded on the Nasdaq National Market under the symbol "DDDC" since November 22, 1999. We currently meet all criteria for continued inclusion in the Nasdaq SmallCap Market except for the $1.00 minimum bid price per share requirement. We currently have a grace period until September 1, 2003 to demonstrate a closing bid price of at least $1.00 for a minimum of ten consecutive trading days, provided we can demonstrate that we remain in compliance with the Nasdaq SmallCap Market's initial listing standards, based on Nasdaq's most recent rules. Nasdaq regulations allow for the transfer back to the Nasdaq National Market should we maintain a minimum bid price of $1.00 for at least 30 consecutive trading days by September 1, 2003, and comply at all times with other applicable continued listing requirements for the Nasdaq National Market.

The following table sets forth the per share range of high and low closing sales prices of our common stock for the periods indicated:

                                                        High      Low
                                                       ------    -----
Year ended December 31, 2000
     First quarter                                     $62.38   $18.00
     Second quarter                                     21.38     5.75
     Third quarter                                      15.00     3.56
     Fourth quarter                                      5.44     1.19
Year ended December 31, 2001
     First quarter                                       3.50     1.03
     Second quarter                                      1.61     0.60
     Third quarter                                       0.98     0.26
     Fourth quarter                                      0.93     0.52
Year ended December 31, 2002
     First quarter                                       1.25     0.75
     Second quarter                                      1.08     0.60
     Third quarter                                       0.63     0.34
     Fourth quarter                                      0.90     0.37
Year ended December 31, 2003
     First quarter (through March 27th, 2003)            0.68     0.48


On March 27, 2003, the last reported sale price for our common stock on the Nasdaq SmallCap Market was $0.55 per share. The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders

As of March 27, 2003, we had approximately 129 holders of record of our common stock. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

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

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2002:

   Plan Category   Number of        Weighted         Number of
                   Securities to    Average          Securities
                   be Issued Upon   Exercise Price   Remaining
                   Exercise of      of Outstanding   Available for
                   Outstanding      Options,         Future Issuance
                   Options,         Warrants and     Under Equity
                   Warrants and     Rights           Compensation
                   Rights                            Plans
                                                     (excluding
                                                     securities
                                                     reflected in
                                                     first column)
   --------------  --------------   ---------------  ----------------
   Equity             3,449,520          $2.87           550,480
   Compensation
   Plans Approved
   by Security
   Holders (1)
   --------------  --------------   ---------------  ----------------
   Equity                N/A              N/A              N/A
   Compensation
   Plans not
   Approved by
   Security
   Holders
   --------------  --------------   ---------------  ----------------
   Total              3,449,520          $2.87           550,480
   --------------  --------------   ---------------  ----------------
  (1) These plans consist of our 1999 Stock Incentive Plan, 1999 Directors' Plan, and 1999 Employee Stock Purchase Plan.

Recent Sales of Unregistered Securities

     None.

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

Through December 31, 2002, we used approximately $33 million of the net proceeds for sales, marketing and promotional activities, $20 million for capital expenditures and $13 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected consolidated financial data presented below from our consolidated financial statements and related notes included in this annual report. You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Brightman Almagor & Co., a member firm of Deloitte Touche, independent certified public accountants, audited our historical financial statements since inception and as of and for the years ended December 31, 1998, 1999, 2000, 2001 and 2002. Their report appears elsewhere in this annual report.

                                                      Year Ended December 31,
                                          -----------------------------------------------
                                           1998      1999      2000      2001        2002
                                                 (In thousands, except share data)

Statement of Operations Data:
Revenues:
Affiliates                                $3,896    $7,431   $13,977    $1,669    $     -
Non-affiliates                             1,742     3,621    16,399    13,991     12,929
Total revenues                             5,638    11,052    30,376    15,660     12,929
Costs and operating expenses:
Cost of revenues, net                     (4,459)  (9,723)  (24,932)  (13,486)    (8,934)

Research and development expenses, net      (650)  (1,233)  ( 6,625)  ( 5,648)    (3,435)
Selling and marketing expenses            (2,431)  (7,403)  (20,548)  ( 7,800)    (3,910)
General and administrative                (1,842)  (2,754)  ( 6,694)  ( 6,982)    (2,158)
expenses (exclusive of non-cash
compensation expense)
Non-cash compensation expense             (  743) (19,116)  ( 6,331)     (825)      (270)
Depreciation and amortization             (2,671) ( 3,721)  ( 7,919)  ( 8,996)    (6,606)
Write-down of fixed assets                     -        -         -   ( 1,003)         -
Expenses due to cancellation of                -        -         -   ( 3,628)         -
 supplier agreement
Impairment of goodwill                         -        -   ( 8,905)  ( 4,151)         -
Total costs and operating expenses       (12,796) (43,950)  (81,954)  (52,519)   (25,313)
Loss from operations                     ( 7,158) (32,898)  (51,578)  (36,859)   (12,384)
Interest income (expense), net           (   186)    (873)    3,632     1,677        448
Minority interest                            223        -         -         -         -
Income taxes                                   -        -      (311)     (552)     (141)
Net loss                                $( 7,121)$(33,771) $(48,257) $(35,734) $(12,077)
Net loss per share - basic and          $ (0.37)  $(1.65)  $ (1.67)  $ (1.23)  $  (0.42)
 diluted
Weighted average shares outstanding       19,254   20,418    28,833    29,035    28,886
- basic and diluted

                                                  Year Ended December 31,
                                       ---------------------------------------------
                                           1998      1999      2000      2001      2002
                                                        (In thousands)
Balance Sheet Data:
Cash and cash equivalents               $  1,357  $89,957   $20,857   $13,583    $5,681
Short-term investments                         -   11,276    30,542    14,192    15,552
Working capital (deficiency)              (3,232)  82,942    43,538    23,374    17,675
Total assets                              25,676  126,832    86,169    45,869    32,197
Long-term debt due to affiliates           5,107        -         -         -         -
Total stockholder's equity                12,370  102,580    72,479    38,921    27,114
 (deficiency)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this annual report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.
Overview

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

Prior to 1999, our focus was to build a privately-managed, global network utilizing IP technology. Our business primarily consisted of carrying and transmitting traffic for communications carriers over our network. Beginning in 1999, we began to diversify our offerings by layering enhanced IP telephony services over our network. These enhanced services were targeted at consumers and were primarily accessible through our consumer Web site. During 2000, we began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product
offerings to their customer bases.   In early 2001, we deployed our  Broadband
Phone offering - a complete phone replacement solution available to business and consumer customers over the "last mile" through broadband connections via cable modem, DSL or fixed wireless. In 2001, we also announced the launch of our state-of-the-art SIP (Session Initiation Protocol) infrastructure, and we became one of the first service providers to have built an end-to-end SIP network. During 2002, our continuing SIP efforts resulted in our launch of our SIP-based dialer. These efforts are designed to position us as a leading provider of VoIP services.

Factors Affecting Future Results

Industry and Economic Factors: Our operations and earnings are affected by local, regional and global events or conditions that affect supply and demand for telecommunications products and services. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources; supply disruptions; technological advances, including advances in telecommunications technology and advances in technology relating to telecommunications usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative
telecommunications sources or product substitutes.   Currently, the economy in
general and the telecommunications industry in particular are suffering. A number of the leading telecommunications companies have seen their market capitalizations decrease dramatically and some have filed for bankruptcy protection. As a result, raising capital has become extremely difficult, there is extreme pressure on the pricing of telecommunications services and potential customers and partners have sharply cut back on expenditures, all of which impact us.

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

Risk Factors: See "-Risk Factors" below for discussion of the impact of market risks, financial risks and other uncertainties.

Revenues

Prior to June 28, 2001, our majority shareholder was RSL COM, a large telecommunications provider, who was also our largest customer. As such, for financial reporting purposes for fiscal year 2001 and prior years, revenues were derived from affiliates and non-affiliates. Revenues from affiliates consist of revenues received from RSL COM for the carrier transmission and calling card services we provided to RSL COM, prior to Atarey's acquisition of RSL COM's holdings of our stock. The majority of the services we provided to RSL COM were resold by RSL COM to other communications companies, and the
remainder were used directly by RSL COM's customers.   Carrier transmission
services to RSL COM accounted for 0% of our total revenues in 2002 and 10.7% of our total revenues in 2001.

Revenues from non-affiliates consist of revenues from end- users of our enhanced IP communications services, including PC-to- Phone and Phone-to-Phone, which are generated by our both our consumer offering, iConnectHere, and our Hosted Communications Solution, and revenues from carriers other than RSL COM for carrier transmission services. All revenues are recognized as the services are performed. The provision of enhanced IP communications services (primarily PC-to-Phone) through iConnectHere accounted for 43.3% and 32.7% of our total revenues in 2002 and 2001, respectively, while the provision of enhanced IP communications services through our Hosted Communications Solution sales efforts accounted for 16.9% and 22.1% of our total revenues in 2002 and 2001, respectively. Carrier transmission services to non-affiliates accounted for 10.9% and 11.2% of our total revenues in 2002 and 2001, respectively.

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

- General and administrative expenses consist primarily of compensation and benefits for management, finance and administrative personnel, occupancy costs and legal and accounting fees, as well as the expenses associated with being a public company, including the costs of directors' and officers' insurance.

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2002. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

We recognized $6.3 million in non-cash compensation expense in 2000, $825,000 in 2001, and $270,000 in 2002.

Critical Accounting Policies

Our established policies are outlined in the footnotes to the Consolidated Financial Statements (contained in Part IV, Item 15 of this Form 10-K) entitled "Note 2 - Summary of significant accounting policies". As part of its oversight responsibilities, our management evaluates the propriety of its accounting methods as new events occur. We believe that our policies are applied in a manner which provides the reader of our financial statements a current, accurate and complete presentation of information in accordance with U.S. Generally Accepted Accounting Principles. Principal accounting practices that require the use of assumptions and judgments are outlined below:

Revenue recognition and deferred revenue: We record revenue from Internet telephony services based on minutes (or fractions thereof) of customer usage. We record payments received in advance for prepaid services and services to be supplied under contractual agreements as deferred revenue until such related services are provided. We estimate the allowance for doubtful accounts by reviewing the status of significant past due receivables and analyzing historical bad debt trends and we then reduce accounts receivables by such allowance for doubtful accounts to expected net realizable value.

Expenses: Cost of revenues is comprised primarily of access, transmission and termination costs based on actual minutes in addition to monthly circuit lease costs and is net of reimbursements from vendors. Research and development expenses, net of reimbursements from vendors, are expensed as incurred. Advertising expenses are expensed as incurred.

Long-lived Assets: Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from two to five years. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred. In accordance with SFAS 121, our long-lived assets are reviewed for impairment on a quarterly basis and whenever events or changes in circumstances occur indicating that the net carrying amount may not be recoverable. We review for impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the long-lived assets (and their eventual disposition). If the sum of the expected undiscounted future cash flows is less than the carrying amount of assets, we would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the long-lived asset exceeds the fair value of the long-lived asset based on estimated future discounted cash flows. Effective December 1, 2001, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) which addresses financial accounting and reporting for the recognition and measurement of impairment and disposal of long-lived assets. SFAS 144 supersedes SFAS No.
121. The adoption of SFAS 144 did not have a material effect on our consolidated financial position or results of operations.

Results of Operations

The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:

                                                       2000     2001     2002
                                                     --------  -------  -------
                                                      Year Ended  December 31,
                                                     --------------------------
Revenues:
 Affiliates                                           46.0%    10.7%      0.0%
 Non-affiliates
                                                      54.0     89.3     100.0
Total revenues                                        -----    ------   -------
                                                     100.0    100.0      00.0
Costs and operating expenses:
 Cost of revenues, net                                82.1     86.0      69.1
 Research and development expenses, net               21.8     36.0      26.6
 Selling and marketing expenses                       67.6     49.8      30.2
  General and administrative expenses
 (exclusive of non-cash                               22.0     44.6      16.7
      compensation expense)
 Non-cash compensation expense                        20.8      5.3       2.1
 Depreciation and amortization                        26.1     57.4      51.1
 Write down of fixed assets                              -      6.4       0.0
 Expenses due to cancellation of supplier agreement      -     23.2       0.0
 Impairment of goodwill                               29.3     26.5       0.0
Total revenues                                        -----    ------    ------
Total costs and operating expenses                   269.8    335.3      95.8
Total revenues                                       ------   -------    ------
Loss from operations                                (169.8)  (235.3)    (95.8)
Interest income (expense), net                        12.0     10.7       3.5
Income taxes                                           1.0   (  3.5)    ( 1.1)
                                                     ------   -------    ------
                                                    (158.9)% (228.2)%   (93.4)%
                                                    ======== ========   =======
Comparison of 2002 and 2001

Revenues

Affiliates. There were no revenues from affiliates in 2002, compared to $1.7 million in 2001.The decrease in revenues from affiliates was due to the sale of all of our Class B Common Stock, representing majority ownership of us, on June 29, 2001 by RSL Communications, Ltd. ("RSL COM") and our disconnection from the RSL COM network.After June 29, 2001, there were no further revenues from affiliates, and we do not anticipate receiving revenues from affiliates in the future.

Non-affiliates. Revenues from non-affiliates decreased approximately $1.1 million or 7.9% to approximately $12.9 million in 2002 from approximately $14.0 million in 2001. Revenues from enhanced IP communications services (including our Hosted Communications Solution) decreased by approximately $0.7 million or 5.7% to approximately $11.5 million in 2002 from approximately $12.2 million in 2001, due to a lesser number of new Hosted Communications Solution partners, yielding lower up-front integration fees, and partially offset by a greater number of PC- to-Phone and Phone-to-Phone calls being placed by an increasing user base.

Revenues from carrier transmission services, for telecommunications carriers other than RSL COM, decreased by approximately $0.4 million or 22.2% to approximately $1.4 million in 2002 from approximately $1.8 million in 2001, due primarily to decreased demand from a smaller customer base. No customer (other than RSL COM in 2001) accounted for greater than 10% of our revenues during these periods.

Costs and Operating Expenses

Cost of revenues. Cost of revenues decreased by $4.6 millionor34.1% to $8.9 million in 2002 from $13.5 million in 2001,due primarily to a decrease in the amount of traffic being terminated.

Research and development expenses. Research and development expenses decreased by $2.2 million or 39.3% to $3.4 million in 2002 from $5.6 million in 2001, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

Selling and marketing expenses. Selling and marketing expenses decreased by $3.9 million or 50.0% to $3.9 million in 2002 from $7.8 million in 2001, due to a significant decrease in branding and promotional activities.

General and administrative expenses. General and administrative expenses decreased by $4.8 millionor68.6%to $2.2 million in 2002 from $7.0 million in 2001, primarily due to decreased personnel and occupancy costs.

Non-cash compensation expenses. Non-cash compensation expenses decreased by $0.5 million or 62.5% to $0.3 million in 2002 from $0.8 million in 2001, due to our impairment of goodwill during 2001. Consequently, there were no goodwill related expenses during 2002.

Depreciation and amortization of goodwill. Depreciation and amortization of goodwill increased by $2.4 million or 26.7% to $6.6 million in 2002 from $9.0 million in 2001, due to our on- going purchase, and subsequent depreciation of fixed assets.
Loss from Operations

Loss from operations decreased by $24.5 million or 66.4% to $12.4 million in 2002 from $36.8 million in 2001, due primarily to the decrease in costs and operating expenses, including non- cash compensation expenses and selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

Interest (Expense) Income, Net

Interest income decreased by $1.3million or 76.5% to $0.4 million in 2002 from $1.7 million in 2001, due primarily to lower interest rates earned on a reduced balance of remaining proceeds from our initial public offering.

Income Taxes, Net

We paid net income taxes of $0.1 million in 2002 compared to $0.6 million in 2001.

Net Loss

Net loss decreased $23.6 million or 66.1% to $12.1 million in 2002 from $35.7 million in 2001, due to the foregoing factors.

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

Non-affiliates. Revenues from non-affiliates decreased by $2.4 million or 14.6% to $14.0 million in 2001 from $16.4 million in 2000. Revenues from enhanced IP communications services (including our Hosted Communications Solution) decreased by $1.4 million or 10.3% to $12.2 million in 2001 from $13.6 million in 2000, due to a lesser number of new Hosted Communications Solution partners, yielding lower up-front integration fees, partially offset by a greater number of PC-to-Phone and Phone-to- Phone calls being placed by an increasing user base. Revenues from carrier transmission services for telecommunications carriers other than RSL COM decreased by $1.0 million or 35.7% to $1.8 million in 2001 from $2.8 million in 2000, due primarily to decreased demand from a smaller customer base.

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

Costs and Operating Expenses

Cost of revenues. Cost of revenues decreased by$11.4 million or 45.8% to $13.5 million in 2001 from $24.9 million in 2000,due primarily to a decrease in the amount of traffic being terminated.

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

General and administrative expenses. General and administrative expenses increased by $0.3millionor4.5%to $7.0 million in 2001 from $6.7 million in 2000, primarily due to increased personnel and occupancy costs.

Non-cash compensation expenses. Non-cash compensation expenses decreased by $5.5 million or 87.3% to $0.8 million in 2001 from $6.3 million in 2000, due to the completed amortization of costs incurred during 1998. Remaining amortization of costs related to the 1999 grants of options and warrants below the then fair market value will continue to be reflected in future financial statements.

Depreciation and amortization of goodwill. Depreciation and amortization of goodwill increased by $1.1 million or 13.9% to $9.0 million in 2001 from $7.9 million in 2000, due to our on- going purchase, and subsequent depreciation of fixed assets.

Impairment of goodwill. We incurred a one-time expense of $4.2 million for the year ended December 31, 2001 related to the impairment of goodwill. This one-time charge was due to the write- off of `pushed-down' goodwill associated with the acquisition of us by RSL COM, the valuation of which was impacted by the sale of majority ownership by RSL COM to Atarey. We incurred a one-time expense of $8.9 million for the year ended December 31, 2000 related to the impairment of goodwill. This one-time charge was due to the write-off of goodwill associated with the technology acquired through our acquisition of Yourday.com, which was not incorporated into iConnectHere as originally planned.

Write down of fixed assets from RSL sale. We incurred a one- time expense of approximately $7.0 million from the write down of equipment that was purchased in previous periods to support contracts and inter-company agreements between us and RSL COM that were cancelled at the time of RSL COM's sale of its majority ownership interest to Atarey. See Note 12 to the accompanying financial statements for further details.

Expenses due to the cancellation of a supplier agreement . We incurred a one-time expense of approximately $3.6 million that resulted from the cancellation of a development and promotion agreement between CNET and us. Expenses included a payment to terminate the contract and the acceleration of the amortization of compensation charges deferred in previous years.

Loss from Operations

Loss from operations decreased by $14.7 million or 28.5% to $36.8 million in 2001 from $51.5 million in 2000, due primarily to the decrease in costs and operating expenses, including non- cash compensation expenses and selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

Interest (Expense) Income, Net

Interest income decreased by $1.9 million or 52.8% to $1.7 million in 2001 from $3.6 million in 2000, due primarily to lower interest rates earned on a reduced balance of remaining proceeds from our initial public offering.

Income Taxes, Net

We paid net income taxes of $0.6 million in 2001 compared to $0.3 million in 2000.

Net Loss

Net loss decreased $12.5 million or 25.9% to $35.7 million in2001from$48.2 million in 2000,duetotheforegoing factors.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations. As of December 31, 2002, we had an accumulated deficit of approximately $139.5 million. We anticipate that we will continue to incur operating and net losses for the foreseeable future.

As of December 31, 2002, we had cash and cash equivalents of approximately $5.7 million, marketable securities and other short-term investments of approximately $15.6 million and working capital of approximately $17.7 million. We generated negative cash flow from operating activities of approximately $6.2 million during 2002 compared with negative cash flow from operating activities of $22.7 million during 2001. Accounts receivable were approximately $0.7 million and $1.1 million at December 31, 2002 and December 31, 2001, respectively.

Our capital expenditures decreased from approximately $1.6 million in the year ended December 31, 2001 compared to approximately $0.4 million in the year ended December 30, 2002, as we better utilize our existing domestic and international network infrastructure.

Short-term, we obtain our funding from our utilization of the remaining proceeds from our initial public offering offset by positive or negative cash flow from our operations. These proceeds are maintained as cash and cash equivalents with an original maturity of three months or less. Based on current trends in our operations, these funds will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that our business plan is implemented successfully, and that:

- our recent revenue trends, which reflected an increase in our higher-margin (primarily PC-to-Phone) products and services continues to increase;
- our expense trends remain at or near the rates of our fourth quarter 2002 rates, which were significantly reduced during the year through reductions in personnel, curtailment of discretionary expenditures, and reduced network rent and termination rates from our carriers; and

- our net cash-burn rate, which was significantly reduced during the year due to the foregoing factors to approximately $0.8 million in the fourth quarter of 2002, continues to improve throughout 2003 and beyond.

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

Contractual Obligations and Commercial Commitments

With the exception of the real estate in ITEM 2. PROPERTIES, and Operating Lease commitments (including automobile leases) of approximately $190,000 in 2003 and $140,000 in 2004, we have no other material contractual or commercial commitments for 2003 and thereafter.

Risk Factors

In addition to the other information included in this annual report, you should consider the following risk factors. This annual report contains forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may affect our business and prospects.
Our results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors that are listed below or discussed elsewhere in this annual report and our other filings with the Securities and Exchange Commission. Risks Related to Our Company

We Have a History of Losses and Negative Cash Flow and We Anticipate They Will Continue

We have incurred significant losses since inception, and we expect to continue to incur significant losses for the foreseeable future. We reported net losses of approximately $12.1 million in 2002, approximately $35.7 million in 2001, and approximately $48.3 million in 2000. As of December 31, 2002, our accumulated deficit was approximately $139.5 million. We generated negative cash flow of approximately $7.9 million during 2002 and $7.3 million during 2001. As a percentage of revenues, our net loss was 93.4% in 2002, 228.2% in 2001 and 158.9% in 2000. Our revenues may not grow or even continue at their current level. As a result, while we believe we have sufficient funds to meet our working capital requirements for at least the next fiscal year (see - Liquidity and Capital Resources), we will need to increase our revenues significantly to become profitable. In order to increase our revenues, we need to attract and maintain customers to increase the fees we collect for our services. If our revenues do not increase as much as we expect or if our expenses increase at a greater pace than revenues, we may never be profitable or, if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We Will Need Additional Capital to Finance Our Operations in the Future

We intend to continue to enhance and expand our network in order to maintain our competitive position and meet the increasing demands for service quality, capacity and competitive pricing. Also, the introduction of new products and/or service will require significant marketing and promotional expenses that we often incur before we begin to receive the related revenue. While we believe we have sufficient funds to meet our working capital requirements for at least the next fiscal year (see - Liquidity and Capital Resources), if our cash flow from operations is not sufficient to meet our capital expenditure and working capital requirements, we will need to raise additional capital to continue our operations. Especially in light of current economic conditions and the unfavorable market for telecommunications companies in particular, we may not be able to raise additional capital, and if we are able to raise additional capital through the issuance of additional equity, our current investors could experience dilution. If we are unable to obtain additional capital, we may be required to reduce the scope of our business or our anticipated growth, which would reduce our revenues.

We Have a Limited Operating History Upon Which You Can Evaluate Us

We have only a limited operating history upon which you can evaluate our business and prospects. We commenced operations in June 1996. You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for IP communications services. These risks include our ability:

- to increase acceptance of our enhanced IP communications services (including our Hosted Communications Solution), thereby increasing the number of users of our IP telephony services;
- to compete effectively;
- to develop new products and keep pace with developing technology.

In addition, because we expect an increasing percentage of our revenues to be derived from our enhanced IP communications services (including our Hosted Communications Solution), our past operating results may not be indicative of our future results.

We May Not be Able to Expand Our Revenue and Achieve Profitability

Our business strategy is to expand our revenue sources to include the provision of enhanced IP communications services to several different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are primarily generated by sales of enhanced IP communications services through our direct consumer offering, iConnectHere. Enhanced IP communications services generated 60.2%, 54.8%, and 44.8% of our total revenues in 2002, 2001 and 2000, respectively. The provision of enhanced IP communications services has not been profitable to date and may not be profitable in the future.

In the future, we intend to generate increased revenues from multiple sources, many of which are unproven, including the commercial sale of our Hosted Communications Solution and enhanced IP communications services. We expect that our revenues for the foreseeable future will be dependent on, among other factors:

- sales of enhanced IP communications services and our Hosted Communications Solution;
- acceptance and use of IP telephony;
- expansion of service offerings;
- traffic levels on our network;
- the effect of competition, regulatory environment, international long distance rates and access and transmission costs on our prices;
- continued improvement of our global network quality.

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

Our Future Success Depends on the Growth in the Use of the Internet as a Means of Communications

If the market for IP communications, in general, and our services in particular, does not grow at the rate we anticipate or at all, we will not be able to increase our number of users or generate revenues we anticipate. To be successful, IP communications requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

- inconsistent quality or speed of service;
- traffic congestion on the Internet;
- potentially inadequate development of the necessary infrastructure;
- lack of acceptable security technologies;
- lack of timely development and commercialization performance improvements;
- unavailability of cost-effective, high-speed access to the Internet.

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

Potential Fluctuations in Our Quarterly Financial Results Make it Difficult for Investors to Predict Our Future Performance

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. The factors generally within our control include:

- the rate at which we are able to attract users to purchase our enhanced IP communications services and our Communications Solutions;
- the amount and timing of expenses to enhance marketing promotion efforts and to expand our infrastructure;
- the timing of announcements or introductions of new or enhanced services by us.

     The factors outside our control include:

- the timing of announcements or introductions of new enhanced services by our competitors;
- technical difficulties or network interruptions in Internet or our privately-managed network;
- general economic and competitive conditions specific to our industry.

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

On October 8, 1999, we were named as a defendant in a lawsuit alleging that we are infringing on a patent by making, using, selling and offering for sale prepaid telephone card products in the United States. The plaintiffs are seeking an injunction to stop us from using the technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. We have answered the complaint, the parties engaged in pre-trial discovery, and the case remains at a preliminary stage. We believe that we have meritorious defenses to the claim and we intend to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on our business, financial condition and results of operations. Regardless of the ultimate outcome, the litigation could result in substantial expenses to us and significant diversion of efforts by our managerial and other personnel.

Operating Internationally Exposes Us to Additional and Unpredictable Risks

We intend to continue to enter additional markets in Eastern Europe, Latin America, Africa and Asia and to expand our existing operations outside the United States. International operations are subject to inherent risks, including:

- potentially weaker protection of intellectual property rights;
- political instability;
- unexpected changes in regulations and tariffs;
- fluctuations in exchange rates;
- varying tax consequences;
- uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

We Have Experienced Losses as a Result of Fraud

We have experienced losses due to fraud. In 2002, we experienced losses from fraud of less than 2% of our revenues. Callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. Although we have implemented anti-fraud measures in order to control losses relating to these practices, these measures may not be sufficient to effectively limit all of our exposure in the future from fraud and we continue to experience losses from fraud. While we have established reserves for bad debts in accordance with historical levels of uncollectible receivables resulting primarily from these fraudulent practices, our losses may exceed our reserves and could rise significantly above anticipated levels.

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

We also compete in the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing initially on instant messaging, although we expect them to begin to provide PC-to- phone services.

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

Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services through our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services, including obtaining appropriate regulatory authorizations for our local network partners or ourselves, changing our service arrangements for a particular country or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively. Further, regulations and laws which affect the growth of the Internet could hinder our ability to provide our services over the Internet. For a more detailed discussion of the regulation of IP telephony, see "Business-Regulation of IP Telephony." We May Not Be Able to Keep Pace with Rapid Technological Changes in the Communications Industry

Our industry is subject to rapid technological change. We cannot predict the effect of technological changes on our business. In addition, widely accepted standards have not yet developed for the technologies we use. We expect that new services and technologies will emerge in the market in which we compete. These new services and technologies may be superior to the services and technologies that we use, or these new services may render our services and technologies obsolete.

To be successful, we must adapt to our rapidly changing market by continually improving and expanding the scope of services we offer and by developing new services and technologies to meet customer needs. Our success will depend, in part, on our ability to license leading technologies and respond to technological advances and emerging industry standards on a cost- effective and timely basis. We will need to spend significant amounts of capital to enhance and expand our services to keep pace with changing technologies.

Risks Related to Our Relationship with Atarey

Atarey Controls All Matters Submitted to a Stockholder Vote

Atarey owns approximately 72% of the voting power and economic interest in us. As long as Atarey continues to beneficially own shares of capital stock representing more than 50% of the voting power of our outstanding capital stock, Atarey will be able to exercise a controlling influence over decisions affecting us, including:

- composition of our board of directors and, through it, our direction and policies, including the appointment and removal of officers;
- mergers or other business combinations;
- acquisitions or dispositions of assets by us;
- future issuances of capital stock or other securities by us;
- incurrence of debt by us;
- amendments, waivers and modifications to any agreements between us and Atarey;
- payment of dividends on our capital stock;
- approval of our business plans and general development.

In addition, three of our seven directors are officers and/or directors of Atarey, or otherwise affiliated with Atarey. As a result, the ability of any of our other stockholders to influence the management of our company is limited, which could have an adverse effect on the market price of our stock.

Recently, Atarey made a proposal to purchase us. Although a special committee comprised of our independent directors is evaluating the proposal, as a practical matter, Atarey could, by virtue of its position as a 72% stockholder, cause us to go private without the assent of our directors and our minority stockholders and could block any other transaction.


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

Volatility of Our Stock Price Could Adversely Affect Our Stockholders

Since trading commenced in November 1999, the market price of our common stock has been highly volatile and may continue to be volatile and could be subject to wide fluctuations in response to factors such as:

- variations in our actual or anticipated quarterly results or those of our competitors;
- announcements by us or our competitors of technological innovations;
- introduction of new products or services by us or competitors;
- changes in financial estimates by securities analysts;
- conditions or trends in the Internet industry;
- changes in the market valuations of other companies;
- announcements by us or our competitors of significant acquisitions;
- our entry into strategic partnerships or joint ventures;
- sales of our common stock by Atarey.

All of these factors are, in whole or part, beyond our control and may materially adversely affect the market price of our common stock regardless of our performance.

Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. In addition, the stock market in general, and the market for telecommunications, Internet-related and technology companies in particular, has been dramatically decreased and is extremely depressed.. We cannot assure you that our common stock will trade at the same levels of other telecommunications or Internet stocks or that telecommunications or Internet stocks in general will sustain their current market prices. We also cannot assure you that our common stock will continue to be quoted on the Nasdaq SmallCap Market if the price of our common stock remains below $1.

The Liquidity of Our Common Stock Could Be Adversely Affected by Changes in Our Nasdaq Listing.

Our common stock is currently listed on the Nasdaq SmallCap Market. The listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective on September 17, 2002. We currently meet all criteria for continued inclusion in the Nasdaq SmallCap Market except for the $1.00 minimum bid price per share requirement. We currently have a grace period until September 1, 2003 to demonstrate a closing bid price of at least $1.00 for a minimum of ten consecutive trading days, provided we can demonstrate that we remain in compliance with the Nasdaq SmallCap Market's initial listing standards, based on the Nasdaq's most recent ruling. We have yet to satisfy this requirement, and if we do not do so prior to September 1, 2003, we may be delisted from the Nasdaq SmallCap Market on or about that date. If we are delisted from the Nasdaq SmallCap Market, our shares will continue to trade, if at all, on the OTC Bulletin Board, upon application by the requisite market makers. This will adversely impact our stock price, as well as the liquidity of the market for our shares which, as a result, will adversely affect the ability of our stockholders to purchase and sell their shares in an orderly manner, or at all. Furthermore, a delisting of our shares could damage our general business reputation and impair our ability to raise additional funds. Any of the foregoing events could have a material adverse effect on our business, financial condition and operating results.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                     PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the sections entitled "Management" and "Principal Stockholders" in the proxy statement for our 2003 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the proxy statement for our 2003 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The information required by this Item is incorporated herein by reference to the section entitled "Principal Stockholders" in the proxy statement for our 2003 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled "Related Party Transactions" in the proxy statement for our 2003 Annual Meeting of Stockholders.


ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d- 14(c)) as of a date within 90 days of the filing date of this annual report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Exhibit                          Description
------- -----------------------------------------------------------------
Number
3.1.1*   Form of Restated Certificate of Incorporation of Deltathree, Inc.
3.1.2*** Form of Amendment to Restated Certificate of Incorporation of
         deltathree, Inc.
3.2*     Form of Amended and Restated By-laws of deltathree, Inc.
4.1*     Specimen Certificate of Common Stock.
4.2*     Specimen Certificate of Class B Common Stock.
10.1*    Form of deltathree, Inc. 1999 Stock Incentive Plan.
10.2*    Form of deltathree, Inc. 1999 Employee Stock Purchase Plan.
10.3*    Form of deltathree, Inc. 1999 Performance Incentive Plan.
10.4*    Form of deltathree, Inc. 1999 Directors' Plan.
10.5* Employment Agreement, effective as of April 1, 1999, between Noam Bardin and deltathree, Inc.
10.6** Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Noam Bardin and deltathree, Inc.
10.7* Employment Agreement, effective as of April 1, 1999, between Shimmy Zimels and deltathree, Inc.
10.8** Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Shimmy Zimels and deltathree, Inc.
10.9** Employment Agreement, effective as of August 28, 2000, between Paul White and deltathree, Inc.
10.10# Amendment No. 2 to Employment Agreement, effective as of March 25, 2002, between Shimmy Zimels and deltathree, Inc.
10.11# Amendment No. 3 to Employment Agreement, effective as of September 1, 2002, between Shimmy Zimels and deltathree, Inc.
10.12#   Amendment No. 1 to Employment Agreement, effective as of
         September 1, 2002, between Paul C. White and deltathree, Inc.
23.1     Consent of Brightman Almagor & Co.
99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-86503).
** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 14, 2000.
*** Incorporated by reference to the Company's annual report on Form 10-K/A filed on April 30, 2001.
# Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 14, 2002.

     (b)  Reports on Form 8-K.

          None.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DELTATHREE, INC.

        Independent Auditors' Report                                   F-2

        Consolidated Balance Sheets as of  December 31, 2002 and 2001  F-3

        Consolidated Statements of Operations for the years ended      F-4
        December 31, 2002, 2001, and 2000

        Statements of Changes in Stockholders' Equity for the years    F-5
       ended December 31, 2002, 2001, and 2000

        Consolidated Statements of Cash Flows for the years ended      F-6
        December 31, 2002, 2001, and 2000

        Notes to Consolidated Financial Statements                     F-7


                           INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Deltathree, Inc.

We have audited the accompanying consolidated balance sheets of Deltathree, Inc. ("the Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the consolidated results of its operations and consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


Brightman Almagor & Co.
-----------------------
Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
March 10, 2003

                                DELTATHREE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                   December 31,
                                               2002          2001
                                              -------       -------
                                               ($ in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                    $5,681     $  13,583
 Short-term investments                       15,552        14,192
 Accounts receivable, net (Note 3)               652         1,092
 Prepaid expenses and other current              760         1,264
assets (Note 4)                               -------       -------
    Total current assets                      22,645        30,131
Property and equipment:                       -------       -------

 Telecommunications equipment                 14,344        14,068
 Furniture, fixtures and other                   570           591
 Leasehold improvements                        4,615         4,631
 Computers hardware & software                 6,891         6,751
                                              -------       -------
                                              26,420        26,041
 Less accumulated depreciation               (16,968)      (10,406)
                                              -------       -------
      Property and equipment, net              9,452        15,635
                                              -------       -------
Deposits                                         100           103
                                              -------       -------
     Total assets                           $ 32,197      $ 45,869
LIABILITIES AND STOCKHOLDER'S EQUITY        =========     =========
Current liabilities:
 Accounts payable                           $  2,306      $  3,417
 Deferred revenues                               334           505
 Other current liabilities (Note 5)            2,330         2,835
                                              -------       -------
    Total current liabilities                  4,970         6,757
                                              -------       -------
Long-term liabilities:
 Severance pay obligations (Note 6)              113           191
                                              -------       -------
    Total liabilities                          5,083         6,948
Commitments and contingencies (Note 7)        -------       -------
Stockholder's equity: (Note 8)
Share capital:
 Class A Common stock, - par value
$0.001; authorized 75,000,000 shares;
   issued and outstanding: 29,159,772
at December 31, 2002;
   29,143,206 at December 31, 2001                29            29
 Class B Common stock - par value
$0.001; authorized 1,000;
    issued and outstanding: no shares
at December 31, 2002;
   19,569,459 at December 31, 2000                 -             -
 Preferred stock, par value $0.001;
authorized 25,000,000 shares;
   issued and outstanding: no shares at            -             -
December 31, 2002 and 2001
 Additional paid-in capital                  166,801       166,801
 Deferred stock based compensation                 -          (270)
 Accumulated deficit                        (139,506)     (127,429)
Treasury stock at cost: 257,600 shares          (210)         (210)
of Class A Common Stock as of                 -------       -------
  December 31, 2002 and 2001
Total stockholder's equity                    27,114         38,921
                                             --------       -------
Total liabilities and stockholder's        $  32,197        $45,869
equity                                       ========      ========

                                DELTATHREE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Year ended December 31,
                                   -------------------------------------
                                       2002          2001          2000
                                    ($ in thousands, except share data)
Revenues: (Note 13)
  Affiliates                            $   -    $   1,669      $ 13,977
  Non-affiliates                       12,929       13,991        16,399
                                       ------       ------      --------
Total revenues                         12,929       15,660        30,376
Costs and operating expenses:
  Cost of revenues, net                 8,934       13,486        24,932
  Research and development              3,435        5,648         6,625
expenses, net (Note 9)
  Selling and marketing expenses        3,910        7,800        20,548
  General and administrative
expenses (exclusive of
     non-cash compensation expense      2,158        6,982         6,694
shown below)
  Non-cash compensation expense           270          825         6,331
  Depreciation and amortization         6,606        8,996         7,919
  Write-down of fixed assets (Note 10)      -        1,003             -
  Expenses due to cancellation of
agreement with a supplier
     (including non-cash                    -        3,628             -
compensation of $1,493) (Note 8b)
  Impairment of goodwill (Note 13)          -        4,151         8,905
Total costs and operating expenses     25,313       52,519        81,954
                                       ------       ------      --------
Loss from operations                  (12,384)     (36,859)      (51,578)
Interest income (expense), net            448        1,677         3,632
                                       ------       ------      --------
Loss before income taxes              (11,936)     (35,182)      (47,946)
                                       ------       ------      --------
Income taxes (Note 12)                    141          552           311
Net loss                              (12,077)     (35,734)      (48,257)
                                      ========     ========      ========
Net loss per share - basic and
diluted                               $ (1.23)   $   (1.67)       $(0.42)
                                      ========     ========      ========
Weighted average number of
 shares outstanding -
 basic and diluted (number of
 shares)                          $28,888,367  $28,832,709   $29,035,318
                                  ===========  ============   ===========

                                DELTATHREE, INC
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                      ($ in thousands, except share data)

                                                                                                            Total
                                                                                                            Stock-
                                                        Addit                                               holders
                          Class A          Class B      ional     Receivable   Deferred  Treasury  Accum-   Equity
                          Common           Common       Paid-in   For Capital  Compen-   Stock    ulated   (defic-
                          Stock            Stock        Capital   Deficit      sation   (at cost) deficit   iency)
                    Shares     Amount  Shares    Amount
                    ---------  ------ ---------- ------  --------  -----------  --------  --------  --------  --------
Balance at          8,918,132   $9   19,569,459   $20   157,891   $ (1,232)    (10,670)  $     -  $(43,43)  $102,580
January 1, 2000
Issuance of common
stock in
  purchase of
subsidiary            227,738                             10,500
Issuance expenses                                           (272)                                               (272)
Cancellation of                                           (2,751)                 2,751                            -
options
Exercise of           319,229                              1,365        232                                    1,597
employee options
Offset
receivable against
debt
  to Yahoo! for
services rendered of                                                  1,000                                    1,000
Amortization of
deferred
  compensation                                                                    5,331                        5,331
expense
Loss for the year                                                                                  (48,257)  (48,257)
                    ---------  ------ ---------- ------  -------  -----------  --------  --------  --------  --------
Balance at          9,465,099     9   19,569,459    20   166,733          -      (2,588)       -   (91,695    72,479
December 31, 2000

Exercise of
employee options      108,648                                 68

Purchase of          (257,600)                                                              (210)               (210)
treasury stock
Cancellation of
class B shares      19,569,459   20  (19,569,459)  (20)
Amortization of
deferred
  compensation
expense                                                                           2,318                        2,318
Loss for the year                                                                                  (35,734)  (35,734)
                    ---------  ------  ----------  ------  -------  -----------  --------  --------  --------  --------
Balance at
December 31, 2001   28,885,606   29             -     -  166,801           -       (270)    (210) (127,429)   38,921
Exercise of             16,566   -*                            -                                                   -
employee options
Amortization of
deferred
  compensation                                                                      270                           270
expense
Loss for the year                                                                                   (12,077)   (12,077)
                    ---------  ------  ----------  ------  -------  -----------  --------  --------  --------  --------
Balance at          28,902,172      29          -   $  - 166,801      $    -       (270)      (210)(139,506)    27,144
December 31, 2002   ========== ======  ==========  ===== =========  ===========  ========  ======= ==========  ========

* - Less than $ 1 thousand.

    The accompanying notes are an integral part of these financial statements



                                DELTATHREE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Year ended December 31,
                                          --------------------------------
                                            2002       2001        2000
                                                  ($ in thousands)
                                           --------    -------     -------
Cash flows from operating activities:
Net loss                                  $(12,077)  $(35,734)   $(48,257)
  Adjustments to reconcile net loss to
net cash used in operating activities
       Depreciation and amortization         6,606      8,996       7,919
       Write-down of fixed assets                -      1,003           -
       Impairment of goodwill                    -      4,151       8,905
       Amortization of deferred                270      2,318       6,331
compensation
       Capital loss (gain), net                (56)         1          11
       Increase (decrease) in liability        (78)        22         (39)
for severance pay, net
       Provision for losses on accounts         81      1,104         199
receivable
  Changes in assets and liabilities:
       Decrease (increase) in accounts         359      1,272      (2,541)
receivable
       Decrease (increase) in other            504        928        (168)
current assets and due from affiliates
       Increase (decrease) in accounts        (975)    (3,053)      2,656
payable
       Increase (decrease) in deferred        (171)       254        (287)
revenues
       Increase in current liabilities        (667)    (3,965)      1,860
and due to affiliates                      --------    -------     -------
                                             5,873     13,028      24,846
                                           --------    -------     -------
  Net cash used in operating activities     (6,204)   (22,703)    (23,411)
                                           --------    -------     -------
Cash flows from investing activities:
       Purchase of property and               (403)    (1,558)    (13,585)
equipment
       Proceeds from sale of property           62        467          54
and equipment
       Proceeds from sale of investment          -          -         150
       Increase (decrease) in deposits           3        (30)        385
  Net cash used in investing activities       (338)    (1,121)    (12,996)
                                           --------    -------     -------
Cash flows from financing activities:
       Decrease (increase) in               (1,360)     16,692    (19,266)
short-term investments                     --------    -------     -------
       Repayment of short term debt             -          -      (14,752)
from affiliates
       Expenses relating to share               -          -         (272)
issuance in 1999
       Purchase of treasury stock               -        (210)          -
       Proceeds from exercise of                -          68       1,597
employee options
    Net  cash  provided  by  (used  in)    (1,360)     16,550     (32,693)
financing activities

Increase (decrease) in cash and cash       (7,902)     (7,274)    (69,100)
equivalents
Cash and cash equivalents at beginning     13,583      20,857      89,957
of year

Cash and cash equivalents at end of        $5,681     $13,583    $ 20,857
year                                      ========    =======    ========
Supplemental disclosures of cash flow
information:
  Cash paid for:
    Interest                              $     -           -    $  1,332
    Taxes                                 $   236     $   552    $    311
Supplemental schedule of non cash
investing and financing activities:
  Acquisition of fixed assets on credit   $   194     $     -    $      -
  Assets purchased in exchange for a      $     -     $     -    $  2,500
receivable
  Assets purchased in exchange for        $     -     $     -    $ 10,500
shares (See Note 13)


Note 1 -  The Company

Deltathree, Inc. (the "Company"), a Delaware corporation, is a global provider of integrated Voice over Internet Protocol (VoIP) telephony services. The Company was founded in 1996 to capitalize on the growth of the Internet as a communication tool by commercially offering Internet Protocol (IP) telephony services. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the public Internet or a private network, similar to the way in which e-mail and other data is transmitted. The Company's business currently includes the transmission of voice and data traffic for communications carriers, the provision of enhanced Web- based and other communications services to individual consumers and the provision of a total "Hosted Communication Solution" that enables corporate customers and service providers to offer private label telecommunications to their customer bases

Prior to 1999, the Company's business primarily consisted of carrying and transmitting traffic for communications carriers over its network. Beginning in 1999, the Company began to diversify its offering by layering enhanced IP telephony services over its privately managed network. These enhanced services were targeted at consumers and were primarily accessible through a consumer-oriented Web site. During 2000, the Company began offering services on a co-branded or private- label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases.

The Company's headquarters are located in New York City, New York. The Company's research and development activities are conducted in Israel by its wholly owned subsidiary, Delta Three Israel Ltd. ("Delta Ltd.").

Prior to its November 1999 initial public offering, the Company was a wholly owned subsidiary of RSL Communications Ltd, a multinational telecommunications company. RSL Communications Ltd. and its subsidiaries and affiliates (excluding the Company) are collectively referred to herein as "RSL COM" or "affiliates." Approximately 0%, 11% and 46 % of the Company's revenues for the year ended December 31, 2002, 2001 and 2000, respectively, were derived from transactions with RSL COM.

Since the Company's initial public offering in November 1999, RSL COM owned 100% of the outstanding Class B common stock (which carried ten votes per share), which represented approximately 95.5% of the combined voting power of all the Company's outstanding capital stock and approximately 67.4% of the economic interest in the Company. In March 2001, RSL COM commenced insolvency proceedings in Bermuda. On June 28, 2001, RSL COM, entered into a share purchase agreement with Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan
(1991) Ltd., an Israeli company ("Atarey") to sell to Atarey all of the Class B Common Stock of the Company owned by RSL COM. On June 29, 2001, the sale was consummated, and all of RSL COM's shares of Class B Common Stock, were automatically converted into shares of Class A Common Stock, which carry one vote per share. As a result of the sales transaction, Atarey became the majority stockholder of the Company, owning approximately 72% of the outstanding Class A Common Stock of the Company. Simultaneously with the completion of the transaction on June 29, 2001, all of the contracts and inter-company agreements by and between RSL COM (and all of its subsidiaries) and the Company were terminated. At the same time, the Company severed its reliance on RSL COM as its primary pan-European wholesale telecommunications carrier, and shifted to other service providers.

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

  c. Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Note 2 - Summary of significant accounting policies (Cont.)

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

  g. Advertising expenses

Advertising expenses are expensed as incurred. For the years ended December 31, 2002, 2001 and 2000, advertising expenses were approximately $ 20,000, $ 7,000 and $ 170,000, respectively.

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

 j.  Impairment of long-lived assets

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) which requires that long-lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. The adoption of SFAS 144 did not have a material effect on the Company's consolidated financial position or results of operations.

 k. Income taxes

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

 l. Net loss per share

Basic and diluted net loss per share have been computed in accordance with SFAS No. 128, "Earnings Per Share", using the weighted average number of common stock outstanding. Diluted earnings per share give effect to all potential dilutive issuances of ordinary shares that were outstanding during the period. A total of 32,746; 168,212; and, 832,600 incremental shares were excluded from the calculation of diluted net loss per ordinary share for 2002, 2001 and 2000 respectively.

 m. Concentration of credit risk

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

 n. Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts and other receivables and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of outstanding borrowings approximate fair value due to their short-term interest rate.

 o. Derivatives

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, at the beginning of fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company use of derivatives is immaterial.

 p. Effects of recently issued accounting standards

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 will impact how companies account for sale-leaseback transactions and how gains or losses on debt extinguishments are presented in financial statements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, early application is encouraged. The application of the requirements of SFAS No. 145 will not have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The application of the requirements of SFAS No. 146 will not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 will not have a material impact on the Company's financial position or results of operations.

Note 2 -   Summary of significant accounting policies (Cont.)

 r. Effects of recently issued accounting standards (Cont.)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-as Amendment to FAS 123." SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

 q. Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and in accordance with FASB Interpretation No. 44. Pursuant to these accounting pronouncements, the Group records compensation for stock options granted to employees over the vesting period of the options based on the difference, if any, between the exercise price of the options and the market price of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the options. See below a pro forma disclosure required in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148.

If compensation cost for the Company's stock options and restricted units had been determined based on fair value at the grant date in accordance with SFAS No. 123 provisions as amended by SFAS No.148, the Company's pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:

                                                December 31,
                                         -----------------------------
                                         2 0 0 2    2 0 0 1    2 0 0 0
                                               ($ in thousands)
Pro forma net loss:
Net loss for the year, as reported      $(12,077)  $(35,734)  $(48,257)
Deduct: stock-based compensation             270        825      6,331
determined under APB 25
Add: stock-based compensation             (2,102)    (3,434)     7,569
determined under SFAS 123
Pro forma net loss                      $(13,909)  $(38,343)  $(34,357)
                                        =========  ========== =========
Net loss per share - basic and diluted:
As reported                              $ (0.42)  $  (1.23)  $  (1.67)
Pro forma                                $ (0.48)  $  (1.35)  $  (1.75)

For the purpose of presenting pro forma information required under SFAS 123, the fair value option grant has been estimated on the date of grant using the minimum value method for grants through the period of November 22, 1999 (the date of the Company's initial public offering) and the Black-Scholes option pricing model for grants made after the Company became a public entity. The following assumptions were used for the years 2002, 2001 and 2000: dividend yield of 0.00% for all periods; risk-free interest rate of 4.8%, 6% and 6% respectively; an expected life of 3-years for all periods; a volatility rate of 150%, 70% and 70% respectively.

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

Note 3 - Accounts receivable, net

Accounts receivable are stated net of an allowance for doubtful accounts of $81,000 and 1,356,000 at December 31, 2002 and 2001, respectively.

Note 4 -  Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

                                                      December 31,
                                                 ---------------------
                                                 2002            2001
                                                   ($ in thousands)

  Government of Israel (VAT refund and other)      26         $    57
  Deposits with suppliers                         378             380
  Prepaid expenses                                350             714
  Other                                             6             113
                                                 ------        -------
     Total prepaid expenses and other current     760         $ 1,264
  assets                                         ======        =======


Note 5 -       Other current liabilities

  Other current liabilities consist of the following:



                                                      December 31,
                                                 ---------------------
                                                 2002            2001
                                                   ($ in thousands)

  Accrued expenses                               $ 977         $ 1,143
  Employees and related expenses                 1,127           1,582
  Other                                            226             110
                                               -------         --------
    Total other current liabilities            $ 2,330         $ 2,835

Note 6 -       Severance pay obligations

Deltathree Ltd., the Company's Israeli subsidiary, is subject to certain Israeli law and labor agreements that determine the obligations of Deltathree Ltd. to make severance payments to dismissed employees and to employees leaving the Company under certain other circumstances. The obligation for severance pay benefits, as determined by Israeli law, is based upon length of service and the employee's most recent salary. This obligation is partially funded through regular deposits made by Deltathree Ltd. into unaffiliated companies for managers' insurance policies. Amounts funded are controlled by the fund trustees and insurance companies and are not under the control and management of Deltathree Ltd.

Expenses relating to employee termination benefits were $5,000, $128,000 and $101,000 for the years ended December 31, 2002, 2001 and 2000, respectively.


Note 7 -     Commitments and contingencies

 a.  Lease commitments

The Company leases offices in New York City for the headquarters of its United States operation with an initial cost of approximately $650,000, increasing annually to $870,000 during the final year of the lease. The lease extends until July 2010 with an option to extend the lease for an additional five years.

In addition, the Company leases offices in Israel at an annual cost of $ 292,000. The lease term that expired on February 2003 contained an option to extend the lease for up to an additional five years. In June 2002 the Company signed an extension agreement for an additional three years, commencing February 2003, at an annual cost of $201,600.

 b. Legal proceedings

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

On February 12, 2003 the Company announced that four lawsuits had been filed against the Company, their officers and directors, and their majority stockholder, Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd. ("Atarey"), in connection with the proposal by Atarey to purchase all of the Company's outstanding shares of common stock not held by Atarey and its affiliates. On February 6, 2003, the Company issued a press release in connection with the proposed transaction. The lawsuits purport to be class actions on behalf of the Company's public stockholders. The plaintiffs in these actions have asserted a variety of claims, including allegations that Atarey's proposed tender offer price for the Company's publicly held shares is unfair and grossly inadequate; and that the Company's officers and directors have breached their fiduciary duties to the public stockholders. Each of the lawsuits has been filed in the Delaware Court of Chancery in and for New Castle County. The Company does not believe that these lawsuits state valid claims against the Company or any of the Company's officers or directors.

 c.  Other marketing and cooperation agreements

The Company has entered into marketing and cooperation agreements with various other companies that maintain sites on the Web. Pursuant to certain of these agreements, the Company is obligated to pay commissions based on revenues derived from such Web links.


Note 8 -   Stockholders' equity

  a.   Share capital

Following the Company's initial public offering, effective December 1999, the Company's Class A common stock was listed on the NASDAQ National Market System. . Holders of the Class A common stock are entitled to one vote per share. The Company also issued Class B shares to RSL COM, (which carried ten votes per share). Each share of Class B common stock was convertible into one share of Class A common stock at any time.

In June 2001 Atarey acquired the controlling interest in the Company. As part of the transaction all Class B shares were converted to Class A shares (see
Note 1).

 On September 17, 2002 the listing of the Company's common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market.

 b.  CNET transaction

On October 20, 1999, the Company issued to CNET Investments, Inc. ("CNET") 1,085,943 shares of common stock and a warrant to purchase 466,028 shares of Class A common stock at an exercise price of $ 19.31 per share, or approximately $ 11.0 million in the aggregate, which was received in cash by the Company upon the issuance of the shares. The Company recorded approximately $ 2.7 million of deferred compensation expense in 1999 related to the issuance of the shares representing the difference between each of the purchase price of the Class A common stock as compared to the initial public offering price of the Class A common stock and the issuance of the warrant (using the Black-Scholes option pricing model for determining the fair value of the warrant). Amortization of the deferred compensation for the year ended December 31, 2000 amounted to $ 1,062,000. On July 6, 2001, CNET entered into a share purchase agreement with Atarey (the "CNET Purchase Agreement"). Under the CNET Purchase Agreement, among other things, Atarey purchased all of the shares owned by CNET in accordance with the "tag-along" rights granted to CNET pursuant to their purchase. In addition, the Company entered into a binding development and promotion agreement with CNET in September 1999, which was amended effective July 1, 2000, whereby CNET provided various promotions to the Company to assist it in promoting its PC-to-Phone product and related services. In consideration for these services, the Company was obligated to pay CNET a total of $11,000,000.

In May 2001 the agreement with CNET was terminated. The Company incurred a one-time expense of approximately $3,628,000 resulting from the cancellation of the agreement. Expenses included a payment to terminate the contract of $1,750,000, the acceleration of the amortization of compensation charges deferred in previous years of $1,493,000 and other related expenses.

  c.   Stock Options

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

As of December 31, 2002, options to purchase 3,449,520 shares of Class A were outstanding with exercise prices ranging between $0.004 and $15.00 per share.

A summary of the status of the Company's stock option plans as of December 31, 2002 and 2001 and changes during the years then ended, is presented below:

                                       December 31,          December 31,              December 31,
                                       2002                  2001                      2000
                                       Weighted              Weighted                  Weighted
                                       average               average                   average
                                       Exercise              Exercise                  Exercise
                            Shares     price       Shares    price         Shares      price
                           --------    ---------  ---------  -----------  ---------    --------
Options outstanding        2,591,205    4.24      1,626,843      8.72    1,952,537     7.54
 at beginning of year
Granted during the year    1,335,348    0.98      1,978,416      3.68      475,000     7.85
Exercised during the year     16,566   0.004         50,961     0.004     319,22 9     4.10
Forfeited during the year    460,467    5.20        963,093      8.77      481,465     6.54
                           --------    ---------  ---------  -----------  ---------    --------
Outstanding at end of year 3,449,520    2.87      2,591,205      4.24    1,626,843     8.72
                           =========   =========  =========  ===========  =========    ========
Weighted average             $ 0.95                    2.39                   4.00
fair value of              =========              =========               =========
options granted
during the year

  d.   Employee Stock Purchase Plan

During 1999, the Board of Directors approved an Employee Stock Purchase Plan (the "ESPP"), effective beginning November 23, 1999. Under the ESPP, the maximum number of shares to be made available under the ESPP is 5% of the number of outstanding shares. All full-time employees who have been employed by the Company for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount that exceeds $25,000 in total value of stock in any one year. The purchase price of the stock will be the lower of 85% of the fair market value on the first trading day of the offering period or the last trading day of the purchase period. The ESPP shall terminate upon the first to occur of (i) December 31, 2009 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 2002, there were no purchases of shares under the ESPP.

Note 9 -     Research and development expenses, net

  Research and development expenses consist of the following:

                                         Year ended December 31,
                                       --------------------------
                                       2002       2001       2000
                                            ($ in thousands)

  Salaries and related expenses       $2,462    $ 3,255     $5,388
  Consulting and advisory fees            78        655          -
  Travel                                  41        126        344
  Other                                  854      1,612        893
                                      ------    -------     ------
      Total research and development   3,435      5,648      6,625
       expenses                       ======    =======     ======

Note 10 -      Write-down of fixed assets

In 2001 the Company incurred a one-time expense of approximately $1,003,000 from the write down of equipment that was purchased in previous periods to support contracts and inter-company agreements between RSL COM and the Company that were cancelled at the time of RSL COM's sale of their majority ownership interest in the Company to Atarey in accordance with FAS 121 (See Note1).

Note 11 -   Impairment of goodwill

During 2001, the telecommunications industries experienced significant and rapid contraction, which was accompanied by a decrease in revenues. In the fourth quarter of fiscal 2001 the Company assessed the value and future benefit of its goodwill pursuant to Accounting Principles Board Opinion No. 17, Intangible Assets ("APB 17") and consequently made a full write-off of the goodwill in the amount of $4,151,000.

In February 2000, the Company issued 227,738 shares of Class A common stock, at an average market price of $46 per share, amounting to $ 10,500,000 in the aggregate to acquire all the outstanding shares of YourDay.com, Inc. In November 2000, the Company decided to deemphasize its consumer business, and communications portal, and focus on generating revenues primarily through sales of its Hosted Communications Solution. As a result, the Yourday.com technology was not incorporated into the Company's offerings. Accordingly, the Company recorded a full write-off of the Yourday.com technology in the amount of $ 8,905,000.

Note 12 -  Income taxes

 a. Tax loss carryforwards

As of December 31, 2002, the Company had net operating loss carryforwards generated in the U.S. and Israel of approximately $119,143,000 and $ 7,511,000, respectively. The Company's U.S. net operating loss carryforwards will expire at various dates beginning in 2011 if not utilized. In addition, a portion of those net operating loss carryforwards could be subject to limitation due to changes in ownership of the Company. The Company's net operating losses generated in Israel may be carried forward indefinitely.

 b. In accordance with SFAS No. 109, the components of deferred income   taxes
are as follows:

                                          December 31,
                                       -----------------
                                        2002       2001
                                       ------     ------
                                       ($ in thousands)
   Net operating losses
   carryforwards                     $ 45,595    $ 41,245
                                       ------     ------
    Less valuation allowance          (45,595)    (41,245)
      Net deferred tax assets        $      -    $      -
                                       =======   ========

As of December 31, 2002, and 2001, a valuation allowance of $45,595,000, and $41,245,000 respectively, is provided as the realization of the deferred tax assets are not assured.

Note 13 - Segment reporting, geographical information and major   customers

The Company operates in a single industry segment, IP communications services, and makes business decisions and allocates resources accordingly.


                                             December 31,
                                        -----------------------
                                        2002      2001     2000
                                           ($ in thousands)
  Revenues by geographical location:
    United States                     $5,077    $ 9,123  $ 20,862
    Europe                               984      2,654     5,289
    Argentina                            903          -         -
    Far east                           1,109      1,413     3,162
    Other                              4,856      2,470     1,063
      Total revenues                  12,929     15,660    30,376
                                      ------    -------   -------
  Revenues from  major customers:
    Affiliates                       $     -    $ 1,669  $ 13,977
                                      ------    -------   -------


                                                   December 31,
                                                ----------------
                                                 2002      2001
                                                ($ in thousands)
  Long-lived assets:
   United States                                7,054     11,864
   Israel                                       1,554      1,797
   Europe                                         690      1,426
   Other                                          154        548
    Total long-lived assets                     -----     ------
                                              $ 9,452   $ 15,635
                                              =======   ========

Note 14 -        Selected Quarterly Financial Information (Unaudited)

                                            Three Months Ended,
                                        ---------------------------
                                  March 31    June 30    September 30    December 31
                                  --------    -------    ------------    -----------
                                       ($ in thousands, except per share data)
  2002
  ----
  Total revenues                  $ 3,337    $ 3,154      $ 3,214         $ 3,224
  Costs and operating expenses:
    Cost of revenues, net           2,557      2,179        2,193           2,005
    Research and development          992        880          772             790
  expenses, net
    Selling and marketing           1,051      1,168          808             883
  expenses
    General and administrative
  expenses (exclusive of
       non cash compensation          610        511          623             415
  expense shown below)
    Non cash compensation             162        108            -               -
  expense
    Depreciation and                1,635      1,643        1,675           1,653
                                  --------    -------    ------------    -----------
  amortization
  Total costs and operating         7,007      6,489        6,071           5,746
                                  --------    -------    ------------    -----------
  expenses
  Loss from operations             (3,670)    (3,335)      (2,857)        (2,552)

  Interest income (expense), net      129         52          194             73
                                  --------    -------    ------------    -----------
  Loss before income taxes         (3,541)    (3,283)      (2,663)        (2,449)

  Income taxes                         11          -           45             85
                                  --------    -------    ------------    -----------
  Net loss                        $(3,552)  $ (3,283)    $ (2,708)      $ (2,534)
                               ========== ==========    ==========    ==========

  Net loss per share - basic and   $(0.12)   $ (0.11)       (0.09)       $ (0.09)
  diluted                      ========== ==========    ==========    ==========
  Weighted average number of
  shares outstanding -
       basic and diluted       28,885,606 28,885,606    28,885,606    28,898,738
                               ========== ==========    ==========    ==========

  2001
  ----
  Total revenues                 $  6,026   $  2,841    $    3,418     $   3,375
  Costs and operating expenses:
    Cost of revenues, net           5,339      2,526         2,820         2,803
    Research and development        1,836      1,527         1,279         1,005
  expenses, net
    Selling and marketing           3,214      1,921         1,488         1,177
  expenses
    General and administrative
  expenses (exclusive of
       non cash compensation        2,050      1,628         1,228         2,075
  expense shown below)
    Non cash compensation             268        233           162           162
  expense
    Depreciation and                1,971      2,490         2,758         1,632
  amortization
    Write-down of fixed assets          -      1,147             -             -
    Expenses due to cancellation
  of agreement with a
       (including non-cash              -      3,628             -             -
  compensation of $1,493)
    Impairment of goodwill              -          -             -         4,151
  Total costs and operating        14,678     15,100         9,735        13,005
                                  --------    -------    ------------    -----------
  expenses
  Loss from operations             (8,652)   (12,259)        (6,317)       (9,630)

  Interest income (expense), net      732        527           232           186
                                  --------    -------    ------------    -----------
  Loss before income taxes         (7,920)   (11,732)       (6,085)       (9,444)

  Income taxes                         69        (181)         106           558
                                  --------    -------    ------------    -----------
  Net loss                        $(7,989)   $(11,551)     $(6,191)    $ (10,002)
                               ========== ==========    ==========    ==========
  Net loss per share - basic and  $ (0.27)   $  (0.40)    $  (0.21)      $ (0.34)
  diluted                      ========== ==========    ==========    ==========

  Weighted average number of
  shares outstanding -
       basic and diluted       29,056,413  29,055,783   29,129,604    29,029,061
                               ========== ==========    ==========    ==========

                                SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on the 27th day of March, 2003.

                              Deltathree, Inc.

                              By:
                                  Paul C. White
                                  -----------------------
                                  Paul C. White
                                  Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

  Signature                    Title                                 Date
----------------- ----------------------------------            ---------------
Shimmy Zimels     Chief Executive Officer, President             March 27, 2003
------------      and Director (Principal Executive Officer)
Shimmy Zimels


Paul C. White     Chief Financial Officer (Principal            March 27, 2003
-------------     Accounting and Financial Officer)
Paul C. White

Noam Bardin       Chairman of the Board of Directors            March 27, 2003
-----------
Noam Bardin

Ehud Erez         Director                                      March 27, 2003
---------
Ehud Erez

Amir Gera         Director                                      March 27, 2003
---------
Amir Gera

Elie Housman      Director                                      March 27, 2003
------------
Elie Housman

Joshua Maor       Director                                      March 27, 2003
-----------
Joshua Maor

Lior Samuelson    Director                                      March 27, 2003
--------------
Lior Samuelson

                                  CERTIFICATIONS

I, Shimmy Zimels, certify that:

1. I have reviewed this annual report on Form 10-K of deltathree, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
                              Shimmy Zimels
                              -----------------
                              Shimmy Zimels
                              Chief Executive Officer and President
                             (Principal Executive Officer)


I, Paul C. White, certify that:

1. I have reviewed this annual report on Form 10-K of deltathree, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 27, 2003        Paul C. White
                              ------------------------------
                              Paul C. White
                              Title: Chief Financial Officer
                              (Principal Financial Officer)

Exhibit 23.1


                       Independent Auditors' Consent

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-34156) of deltathree, Inc. (the "Company"), our report, dated March 31, 2003, relating to our audit of the financial statements of the Company as of December 31, 2001, and 2002 and for the years ended December 31, 2000, 2001, and 2002, contained in this Annual Report on Form 10-K.

Brightman Almagor & Co.
-----------------------------------------
Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
March 27, 2003

Exhibit 99.1
                                   Certification
                               ---------------------

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code)


Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of deltathree, Inc., a Delaware corporation (the " Company"), does hereby certify, to such officer's knowledge, that:

The Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: March 27, 2003    Shimmy Zimels
                         -----------------------
                         Shimmy Zimels
                         Chief Executive Officer


Dated: March 27, 2003    Paul C. White
                         ----------------------
                         Paul C. White
                         Chief Financial Officer


This certification accompanies each Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.