Form 10-K/A
period 2002-12-31
DELTATHREE INC
filed 2003-04-30
CIK 1086740

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-K/A
                         (Amendment No. 1 to Form 10-K)

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

         None.

Securities registered pursuant to Section 12(g) of the Act:

                                             Name of Each Exchange on Which the
Title of Each Class                          Securities are Registered
-------------------                          -------------------------
Class A Common Stock,                        Nasdaq SmallCap Market
par value $0.001 per share

         Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the Class A common stock held by non-affiliates of the Registrant based upon the closing price of the Class A common stock as reported by The Nasdaq Stock Market on June 28, 2002 was $5,692,191. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's Class A common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

         The number of shares outstanding of the Registrant's capital stock as of April 29, 2003 is as follows:

                                                 Number of Shares Outstanding
Title of Each Class                              at April 21, 2003
-------------------                              -----------------
Class A Common Stock, $0.001 par value           29,180,896

================================================================================

                                EXPLANATORY NOTE

         deltathree, Inc. (the "Company") hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 2002 (the "Original Filing") filed with the Securities and Exchange Commission on March 31, 2002. Each of the below referenced Items in Part III and IV are hereby amended by deleting the Items in their entirety and replacing them with the Items set forth herein. Any Item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors

         Our Amended and Restated Certificate of Incorporation provides that a director shall hold office until the annual meeting for the year in which his or her term expires except in the case of elections to fill vacancies or newly created directorships. Each director is elected for a one-year term. Each of the nominees is now serving as director on our Board. Set forth below are the name, age and the positions and offices held by each of our directors, his principal occupation and business experience during at least the past five years and the names of other publicly-held companies of which he serves as a director.


         Noam Bardin, 32 - Chairman of the Board. Mr. Bardin co-founded deltathree and has served as Chief Executive Officer and President from 2000 through June 17, 2002. Mr. Bardin has served as Chairman of the Board since April 2001. Mr. Bardin served as Vice President of Technology and Chief Technology Officer of deltathree since June 1997 before being named President and Chief Executive Officer in April 2000. He served as Global Network Director from November 1996 to May 1997. Prior to founding deltathree, he worked with Ambient Corporation. Mr. Bardin graduated from Hebrew University(Jerusalem) with a degree in Economics, and is currently attending the Harvard Kennedy School in pursuit of his Mid Career, Master of Public Administration degree.

         Ehud Erez, 47 - Director. Mr. Erez has served as a director of deltathree since February 2002. Mr. Erez has served as the Chief Executive Officer of Atarey and President and Chief Financial Officer of El-Ad Group (Canada) since July 2001. Prior to July 2001, Mr. Erez was Auditor, Accountant and Partner of several accounting firms, including KPMG and Arthur Andersen. Prior to January 1985 Mr. Erez was a Revenue Inspector/Auditor for the Treasury Department in Jerusalem. Mr. Erez was an active member of the Auditing Standards Board of the Institute of Certified Public Accountants. He is a graduate of Hebrew University with a BA in Economics and Accounting and holds a CPA.

         Amir Gera, 42 - Director. Mr. Gera has served as a director of deltathree since June 2001. Since January 2002, Mr. Gera has served as the Chief Executive Officer of Green Venture Capital Ltd., an investment holding company which engages primarily in acquiring holdings in venture capital funds, where he had previously served as the Assistant Director General since January 2001. In addition, Mr. Gera is also the Chief Executive Officer of Commutech Holding & Investments Ltd and has served in this capacity since March 2001. From 1993 through 2000, Mr. Gera was the Assistant Director General of Emet Neveh Savion Ltd., which owns and manages real estate assets.

         Elie Housman, 66 - Director. Mr. Housman has served as a director of deltathree since August 2001. Since March 2001, Mr. Housman has served as the Chairman of InkSure, Inc. Prior to March 2001, Mr. Housman served as a Principal and Consultant to Charterhouse Group International, Inc., a private equity firm that manages approximately $2 billion in assets. Prior to 1996, Mr. Housman was also the Chairman of Novo PLC, a media supply company in London, and President of Pioneer Commercial Funding Corporation. Prior to 1988, he founded UM Shipping Corporation, was Co-Owner of AP Parts Company, Chief Executive Officer of Rail Finance, Inc. and a Principal of Maritime Fruit Carriers Ltd., one of the world's largest diversified shipping companies. Mr. Housman is a graduate of the New School for Social Research with BA and MA degrees in Economics.

         Joshua Maor, 67 - Director. Since January 2002, Mr. Maor has served as the Chairman of Green Venture Capital Ltd., an investment holding company which engages primarily in acquiring holdings in venture capital funds, and the Chairman of Commutech Holding & Investments Ltd., an investment holding company which engages primarily in investments in high tech companies. Mr. Maor served as both the Chairman and Chief Executive Officer Green Venture Capital Ltd from 1997 to January 2002. From 1996 through 1997, Mr. Maor was the Chairman of I.B.M. Israel Ltd., which distributes and provides services for I.B.M. products, and I.B.M. Science and Technology Ltd., a research and development company. Mr. Maor served as a member of our Advisory Board from 1997 through 1998.

         Lior Samuelson, 54 - Director. Mr. Samuelson has served as a director of deltathree since August 2001. Since August 1999, Mr. Samuelson has served as a Co-Founder and Principal of Mercator Capital. His experience includes advising clients in the Technology, Communications and Consumer sectors on mergers, acquisitions and private placements. From March 1997 to August 1999, Mr. Samuelson was the President and CEO of PricewaterhouseCoopers Securities. Prior to that, he was the President and CEO of The Barents Group, a merchant bank specializing in advising and investing in companies in emerging markets. Mr. Samuelson was also the Co-Chairman of Peloton Holdings, a Private Equity management company. Before that, he was a managing partner with KPMG and a senior consultant at Booz, Allen & Hamilton. Mr. Samuelson earned B.S. and M.S. degrees in Economics from Virginia Polytechnic University.

         Shimmy Zimels, 37 - Chief Operating Officer and Director. Mr. Zimels joined deltathree in July 1997. Mr. Zimels is responsible for overseeing all operations, including network operations and customer accounts. Prior to joining deltathree, Mr. Zimels was the Controller and Vice President of Finance at Net Media Ltd., a leading Israel-based Internet Service Provider, from June 1995 to June 1997. From April 1991 to May 1995, Mr. Zimels was a senior tax auditor for the Income Tax Bureau of the State of Israel. Mr. Zimels graduated from Hebrew University (Jerusalem) with a degree in Economics and Accounting and holds a Masters in Economics from Hebrew University (Jerusalem).

Executive Officers

         Set forth below is a brief description of the present and past business experience of each of the persons who serve as our executive officers or key employees who are not also serving as directors.

         Paul C. White, 40 - Chief Financial Officer and Secretary. Mr. White has served as our Chief Financial Officer since September 2000 and is responsible for corporate finance and all financial aspects of our operations, including accounting, tax, treasury, financial analysis, billing, internal audit, investor relations, real estate and procurement functions. Mr. White brings a vast array of experience in both the telecommunications and Internet industries having served as President and Chief Executive Officer of TelecomRFQ, Inc., a business-to-business start-up designed to facilitate telecommunications procurement between business buyers and major suppliers. Mr. White cultivated his expertise in both telecommunications and the Internet with senior level positions at Buyersedge.com, where he served as Vice President of Operations & Finance, and at Southern New England Telecommunications (SNET), the SBC Communications, Inc. subsidiary, where he served as Director of IT Strategy & Finance, Director of Corporate Development and Director of Finance & Business Development between 1995 and 1999. Mr. White has also worked in senior level positions at Ernst & Young, LLP and Arthur Andersen, LLP. Mr. White has a BBA and an MBA from Hofstra University, as well as a CPA.

Board of Directors and Committees of the Board

         Our amended and restated certificate of incorporation provides that the number of members of our Board shall be not less than three and not more than thirteen. There are currently seven directors on the Board. At each annual meeting of stockholders, directors will be elected to hold office for a term of one year and until their respective successors are elected and qualified. All of the officers identified above under "Executive Officers" serve at the discretion of our Board.

         The Board had five regular and no special meetings during the fiscal year ended December 31, 2002. During the fiscal year ended December 31, 2002, each member of the Board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director. The Board has established an executive committee, a compensation committee and an audit committee to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The functions of these committees and their current members are set forth below.

         The Executive Committee is empowered to act on any matter except those matters specifically reserved to the full Board by applicable law. The Executive Committee had no meetings during 2002. Amir Gera and Joshua Maor are the current members of the Executive Committee.

         The Compensation Committee is responsible for evaluating our compensation policies, determining our executive compensation policies and guidelines and administering our stock option and compensation plans. The Compensation Committee had one meeting during 2002. Amir Gera and Joshua Maor are the current members of the Compensation Committee. Please see also the report of the Compensation Committee set forth elsewhere in this report.

         We do not have a standing nominating committee.

         The Audit Committee recommends to the Board the appointment of the firm selected to serve as our independent auditors and our subsidiaries and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent auditors our annual audit and annual financial statements; reviews with management the status of internal accounting controls; evaluates issues having a potential financial impact on us which may be brought to the Audit Committee's attention by management, the independent auditors or the Board; evaluates our public financial reporting documents; reviews the non-audit services to be performed by the independent auditors, if any; and considers the effect of such performance on the auditor's independence. During the year ended December 31, 2002, the Board examined the composition of the Audit Committee in light of the adoption by The Nasdaq Stock Market of new rules governing audit committees. Based upon this examination, the Board confirmed that all members of the Audit Committee during the year ended December 31, 2002 were "independent" within the meaning of Nasdaq's new rules. The Audit Committee had five meetings during 2002. Ehud Erez, Elie Housman and Lior Samuelson are the current members of the Audit Committee. Under new listing rules adopted by the Securities and Exchange Commission in connection with the Sarbanes-Oxley Act of 2002, Mr. Erez will no longer meet the required criteria for audit committee member independence due to his position with Atarey, an affiliate of the Company. The SEC has stated that listed issuers will be required to comply with the new listing rules by the date of their first annual meeting of shareholders after January 15, 2004. The Company intends to replace Mr. Erez on the Audit Committee with a new member who meets the criteria for audit committee independence prior to such date.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of us. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

         To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain summary information concerning the compensation paid or awarded for services rendered during each of our last three fiscal years to our chief executive officer and each of our two other most highly compensated executive officers in 2000, 2001 and 2002 whose total salary and bonus exceeded $100,000. These three executive officers are referred to in this report as "named executive officers".

---------------------------------------------------------------------------------------------
                                              Annual Compensation     Long-Term Compensation
                                            -----------------------  ------------------------
                                                                     Securities
                                                                     Underlying   All Other
Name and Principal Position          Year   Salary ($)    Bonus ($)  Options (#) Compensation
---------------------------          ----   ----------    ---------  ----------- ------------
---------------------------------------------------------------------------------------------
Shimmy Zimels (1)
   President and Chief Executive     2002      182,335          --     100,000        --
   Officer and former Chief          2001      214,395          --      80,000        --
   Operating Officer................ 2000      187,500     112,000     130,000        --
---------------------------------------------------------------------------------------------
                                     2002      182,335          --     100,000        --
Paul C. White                        2001      201,391          --          --        --
  Chief Financial Officer........... 2000       59,500      21,000     160,000        --
                                            ----------
---------------------------------------------------------------------------------------------
Noam Bardin (1)
   Chairman of the Board and         2002      111,060          --     100,000        --
   Former President and Chief        2001      264,267          --      80,000        --
   Executive Officer................ 2000      229,167     142,000     250,000        --
---------------------------------------------------------------------------------------------

(1) Mr. Noam Bardin was our President and Chief Executive Officer until June 16, 2002. Mr. Shimmy Zimels, our former Chief Operating Officer, was appointed our Chief Executive Officer effective June 17, 2002.

Option Grants During 2002

         The following table sets forth information regarding each stock option granted during fiscal year 2002 to each of the named executive officers.

                                      Individual Grants
                                      -----------------
                                                                             Potential Realizable
                         Shares of       % of Total                                Value at
                        Common Stock      Options       Exercise               Assumed Rates of
                         Underlying      Granted to      Price                    Stock Price
                          Options        Employees in     Per     Expiration     Appreciation for
                        Granted (#)(1)   Fiscal Year     Share      Date       Option Term (2)
Name                                                     ($/Sh)                  5%         10%
--------------------------------------------------------------------------------------------------
Shimmy Zimels .........    100,000           7.45%        1.02     3/12/09     $41,524    $96,769
Paul C. White..........    100,000           7.45%        1.02     3/12/09     $41,524    $96,769
Noam Bardin...........     100,000           7.45%        1.02     3/12/09     $41,524    $96,769

(1) The options were granted pursuant to the Company's 1999 Stock Incentive Plan (the "Plan"). The options granted to the named executive officers are non-qualified stock options and vest annually in three equal installments commencing one year from the date of grant.

(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the optionee's continued employment through the option period and the date on which the options are exercised.

Option Exercises in Fiscal 2002 and Year-End Option Values

         The following table sets forth information for the named executive officers with respect to option exercises during 2002 and the value as of December 31, 2002 of unexercised in-the-money options held by each of the named executive officers.

                                                                                Number of
                                                                               Securities             Value of
                                                                               underlying           Unexercised
                                                                               Unexercised          In-The-Money
                                                                               Options at            Options at
                                  Shares                                      Year End (#)          Year-End ($)
                                 Acquired                   Value              Exercisable          Exercisable
Name                          On Exercise (#)           Realized ($)         /Unexercisable        /Unexercisable
--------------------------------------------------------------------------------------------------------------------
Shimmy Zimels..........             --                       --             383,938 /100,000            --
Paul C. White..........             --                       --              160,000/100,000            --
Noam Bardin ...........             --                       --              503,938/100,000            --

Compensation Committee Interlocks and Insider Participation

         Executive compensation decisions in 2002 were made by the Compensation Committee. During 2002, no interlocking relationship existed between our Board and the board of directors or compensation committee of any other company.

Director Compensation

         During 2002, we paid $10,000 to each of Lior Samuelson and Elie Housman for their services as directors, and paid $5,000 to Noam Bardin for his services as a director for the one-half year term he served as a non-management director. We anticipate paying $10,000 to each outside director in 2003.

         Directors are reimbursed for the expenses they incur in attending meetings of the Board and Board committees. Under our 1999 Directors' Plan, each director who is not our employee receives options to purchase 24,848 shares of Common Stock on the date such director is elected to the Board. In addition, under our 1999 Directors' Plan, each non-employee director will be eligible to receive on an annual basis options to purchase 10,000 shares of Common Stock with an exercise price equal to the fair market value on the date of grant at the time of our Annual Meeting.

1999 Directors' Plan

         The purposes of the 1999 Directors' Plan are to enable us to attract, maintain and motivate qualified directors and to enhance a long-term mutuality of interest between our directors and stockholders of our Common Stock by granting our directors options to purchase our shares.

         Under the Directors' Plan, on the first business day following each annual meeting of our stockholders during the term of the Directors' Plan, each director who is not our employee will be granted options to acquire 10,000 shares of our Common Stock with an exercise price per share equal to the fair market value of a share of our Common Stock on the date of grant. These options will have a seven-year term and will become exercisable on the first anniversary of the date of grant. In addition, each director who was not our employee on the date of the completion of our initial public offering was granted options to acquire 24,848 shares of our Common Stock with an exercise price per share equal to the initial public offering price. Each individual who becomes a director will be granted options to acquire 24,848 shares of our Common Stock with an exercise price per share equal to the fair market value on the date of grant. These options will have a seven-year term and will be immediately exercisable. The maximum number of shares that may be issued under the Directors' Plan is 600,000 shares of Common Stock. The plan will terminate December 31, 2009, unless sooner terminated by our stockholders.


Employment Agreements

        We currently have employment agreements in place with Messrs. White and Zimels, each with the following principal terms:

      o The agreements, as amended, are effective until August 31, 2004, and shall thereafter automatically renew for one-year periods unless either party provides the other party with written notice of non-renewal at least 60 days prior to expiration of a term.

      o Pursuant to the agreements, Mr. Zimels and Mr. White are entitled to receive a base salary of $225,000 and $213,000, respectively. Such base salary shall be increased on each January 1, commencing January 1, 2003, by an amount equal to his base salary then in effect, multiplied by the applicable cost of living index during the prior year. The employee's base salary, as adjusted for cost of living increases, may be further increased at the option and in the discretion of the Board.

      o The employee's options are immediately exercisable in full upon a change of control. The employee's options, following any termination of the employee's employment, other than for cause, remain exercisable for the lesser of two years and the remaining term of his options.

      o If employee's employment is terminated by us without cause or by the employee for good reason (which includes, without limitation, a reduction in salary and/or bonus opportunity, a change of control and a material reduction in duties and responsibilities), the employee is entitled to receive previously earned, but unpaid salary, vested benefits and a payment equal to his base salary as in effect immediately prior to the termination date.

      o If employee dies or is unable to perform his duties, he or his representative, estate or beneficiary will be paid, in addition to any previously earned but unpaid salary and vested benefits, 12 months' total base salary reduced, in the case of disability, by any disability benefits he receives.

         On March 31, 2002, the employment agreements for each of Mr. Bardin and Mr. Zimels expired pursuant to the terms of the original employment agreements. Messrs. Bardin's, and Zimels' employment agreements were extended until September 30, 2002 on the same terms as their original employment agreements. At the same time, Messrs. Bardin, White and Zimels each took a voluntary pay reduction for an unspecified time, from their then current salaries of $266,513, $213,210, and $213,210, respectively, to $180,000 each. On June 16, 2002, Mr.
Bardin's employment agreement ceased to be in effect due to his resignation as Chief Executive Officer. On September 1, 2002, the employment agreements for Mr. Zimels and Mr. White were extended until August 31, 2004. Messrs. Zimels' and White's have kept their voluntary pay reduction in effect at $180,000 each whereas their current contractual salaries have increased to $232,650 and $220,242, respectively, due to a cost-of-living increase clause included in their respective contracts.

Compensation Committee Report on Executive Compensation

         The Compensation Committee is responsible for recommending to the Board of Directors the overall executive compensation strategy of the Company and for the ongoing monitoring of the compensation strategy's implementation. In addition to recommending and reviewing the compensation of the executive officers, it is the responsibility of the Compensation Committee to recommend new incentive compensation plans and to implement changes and improvements to existing compensation plans, including the 1999 Stock Incentive Plan, the 1999 Performance Incentive Plan, the 1999 Employee Stock Purchase Plan and the 1999 Directors' Plan. The Compensation Committee makes its compensation determinations based upon its own analysis of information it compiles and the business experience of its members.

Overall Policy

         Compensation Committee believes that the stability of the Company's management team, as well as the Company's ability to continue to incentivize management and to attract and retain highly qualified executives for its expanding operations, will be a contributing factor to the Company's continued growth and success. In order to promote stability, growth and performance, and to attract new executives, the Company's strategy is to compensate its executives with an overall package that the Company believes is competitive with those offered by similarly situated companies and which consists of (i) a stable base salary set at a sufficiently high level to retain and motivate these officers but generally targeted to be in the lower half of its peer group comparables, (ii) an annual bonus linked to the Company's overall performance each year and to the individual executive's performance each year and (iii) equity-related compensation which aligns the financial interests of the Company's executive officers with those of the Company's stockholders by promoting stock ownership and stock performance through the grant of stock options and stock appreciation rights, restricted stock and other equity and equity-based interests under the Company's various plans.

         Executive officers are also entitled to customary benefits generally available to all employees of the Company, including group medical and life insurance. Base salary, bonuses and benefits are paid by the Company and its subsidiaries.

Federal Income Tax Deductibility of Executive Compensation

         Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the amount of compensation a publicly held corporation may deduct as a business expense for Federal income tax purposes. The limit, which applies to a company's chief executive officer and the four other most highly compensated executive officers, is $1 million (the "Deductibility Limit"), subject to certain exceptions. The exceptions include the general exclusion of performance-based compensation from the calculation of an executive officer's compensation for purposes of determining whether his or her compensation exceeds the Deductibility Limit. The Compensation Committee has determined that compensation payable to the executive officers should generally meet the conditions required for full deductibility under section 162(m) of the Code. While the Company does not expect to pay its executive officers compensation in excess of the Deductibility Limit, the Compensation Committee also recognizes that in certain instances it may be in the best interest of the Company to provide compensation that is not fully deductible.

         With respect to the 1999 Performance Incentive Plan described below, because the 1999 Performance Incentive Plan was in existence prior to the completion of the Company's initial public offering, the Deductibility Limit generally will not apply to payments under such plan until the Company's annual general meeting of stockholders to be held in 2001, the first meeting of the Company's stockholders at which directors will be elected after the close of the third calendar year following the calendar year in which the initial public offering was closed.

Base Salary

          The base salaries for the named executive officers are based upon employment agreements between the Company and such officers.

Annual Incentive Bonuses

         The Board of Directors approved the 1999 Performance Incentive Plan established by RSL COM. The Company established the Performance Incentive Plan to enable the Company and its subsidiaries to attract, retain, motivate and reward the best qualified executive officers and key employees by providing them with the opportunity to earn competitive compensation directly linked to the Company's performance. The Performance Incentive Plan is effective through and including the year 2005, unless extended or earlier terminated by the Board of Directors. As part of the Performance Incentive Plan, the Compensation Committee may determine that any bonus payable under the Performance Incentive Plan be paid in cash, in shares of Common Stock or in any combination thereof, provided that at least 50% of such bonus is required to be paid in cash. In addition, the Performance Incentive Plan permits a participant to elect to defer payment of his or her bonus on terms and conditions established by the Compensation Committee. No more than 400,000 shares of Common Stock may be issued under the Performance Incentive Plan.

         Under the 1999 Performance Incentive Plan, bonuses may be payable if the Company meets any one or more of the following performance criteria, which are set annually by the Compensation Committee: (i) revenues; (ii) operating income; (iii) gross profit margin; (iv) net income; (v) earnings per share; (vi) maximum capital or marketing expenditures; or (vii) targeted levels of customers.

         Under the 1999 Performance Incentive Plan, bonus amounts are determined as follows: if 100% of such targets are achieved, the bonus potentially payable to participants will generally equal 35% of their base salary for such year, if 80% of such targets are achieved, the bonus potentially payable to participants will generally equal 25% of their base salary for such year, and if less than 80% of such targets are achieved, the participants will generally not be entitled to receive any bonus for such year. To the extent the Company's results exceed 80% of the targets but is less that 100% of the targets, the amount of the bonus payable to participants will be adjusted proportionately based on where such results fall within the ranges set forth above. Any such bonus will consist of two components. Fifty percent of the amount determined pursuant to the formula described above will be payable if the targets are achieved. Up to an additional 50% of such amount will be payable in the discretion of the Compensation Committee. In addition, the 1999 Performance Incentive Plan permits the Compensation Committee to grant discretionary bonuses to participants, notwithstanding that a bonus would not otherwise be payable under the 1999 Performance Incentive Plan, to recognize extraordinary individual performance.

         With respect to 2002, there were no bonuses awarded to any executive officer. Pursuant to the terms of the 1999 Performance Incentive Plan, any awards would have been paid in the current year, promptly following the completion of the audit of the Company's 2002 financial statements.

Long-Term Incentive Compensation

         The Company reinforces the importance of producing satisfactory returns to stockholders over the long term through the operation of the 1999 Stock Incentive Plan and the 1999 Directors' Plan. For a discussion relating to the 1999 Directors' Plan, refer to the section entitled "1999 Directors' Plan" in this annual report. Grants of stock, stock options, stock unit awards and stock appreciation rights under such plans provide executives with the opportunity to acquire an equity interest in the Company and align the executive's interest with that of the stockholders to create stockholder value as reflected in growth in the market price of the Common Stock.

1999 Stock Incentive Plan

         The Board of Directors adopted the 1999 Stock Incentive Plan in conjunction with the Company's initial public offering. The purposes of the 1999 Stock Incentive Plan are to foster and promote the long-term financial success of the Company and materially increase stockholder value by (i) motivating superior performance by means of performance-related incentives, (ii) encouraging and providing for the acquisition of an ownership interest in the Company by executive officers and other key employees and (iii) enabling the Company to attract and retain the services of an outstanding management team upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

         Under the 1999 Stock Incentive Plan, the Compensation Committee is authorized to grant options for up to 4,000,000 shares of Common Stock. This represented, upon completion of the initial public offering, approximately 15% of the outstanding shares of the Company, on a fully diluted basis. Options granted under the 1999 Stock Incentive Plan are to be granted to certain officers of the Company and to other employees and consultants of the Company. Directors who are non-employees of the Company are prohibited from participating in the 1999 Stock Incentive Plan.

         The 1999 Stock Incentive Plan is administered by the Compensation Committee and provides for the grant of (i) incentive and non-incentive stock options to purchase Common Stock; (ii) stock appreciation rights, which may be granted in tandem with or independently of stock options; (iii) restricted stock and restricted units; (iv) incentive stock and incentive units; (v) deferred stock units; and (vi) stock in lieu of cash. The maximum number of shares for which options or stock appreciation rights may be granted to any one participant in a calendar year is 600,000. As of December 31, 2002, the Company has granted options to acquire an aggregate of 2,591,205 shares of Common Stock.

Chief Executive Officer's Fiscal 2002 Compensation

         Mr. Noam Bardin was our chief executive officer until June 17, 2002. Under the terms of his employment agreement, Mr. Bardin was entitled to receive an aggregate annual base salary of $266,513. However, during 2002, Mr. Bardin received an aggregate of $111,060, which did not include any bonus compensation, due to his voluntary pay reduction and subsequent resignation in June 2002. Mr. Shimmy Zimels, who became our chief executive officer effective June 17, 2002, is entitled to an annual base salary of $232,650 pursuant to the terms of his employment agreement. During 2002, Mr. Zimels received an aggregate of $182,335, which did not include any bonus compensation, due to his voluntary pay reduction.

                                                     Submitted by:

                                                     The Compensation Committee
                                                     Amir Gera
                                                     Joshua Maor

                             STOCK PERFORMANCE CHART

         The following chart compares the cumulative total stockholder return on our Common Stock from the date of our initial public offering (November 22, 1999) through December 31, 2002 with the cumulative total return on The Nasdaq Stock Market (U.S.) Index and the Nasdaq Telecommunications Index. For purposes of the chart, it is assumed that the value of the investment in our Common Stock and each index was $100 on November 22, 1999. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

                               [GRAPHIC OMITTED]

                                                            Cumulative Total Return
                                ---------------------------------------------------------------------------------
                                11/23/99    12/99     3/00     6/00     9/00    12/00     3/01     6/01     9/01
                                --------- -------- -------- --------  ------- -------- -------- -------- --------
deltathree, Inc.                 $100.00  $171.67  $139.59   $97.09    24.17     7.92     8.33     4.93     5.33
Nasdaq Stock Market (U.S.)        100.00   121.58   136.49   118.68   109.21    73.13    54.59    64.34    44.64
Nasdaq Telecommunications         100.00   113.25   120.23    94.90    75.76    48.24    42.50    40.24    29.31
Market

                                ---------------------------------------------------------------------------------
                                   12/01     3/02     6/02     9/02    12/02
                                --------- -------- -------- --------  -------
deltathree, Inc.                    6.00     7.13     4.14     3.20     3.20
Nasdaq Stock Market (U.S.)         58.03    55.01    43.85    35.18    40.13
Nasdaq Telecommunications          32.29    23.02    13.89    12.74    14.89
Market

                                ---------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of shares of our Common Stock as of April 29, 2003 by:

         o each person who we know owns beneficially more than 5% of our Common Stock;

         o  each of our directors individually;

         o  each of our named executive officers individually; and

         o  all of our executive officers and directors as a group.

         Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of Common Stock that an individual or group has the right to acquire within 60 days of April 21, 2003 pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

                                                             Number             Percentage(1)
                                                             ------             -------------

                                                          Shares of deltathree Class A Common
                                                               Stock Beneficially Owned
                                                               ------------------------
Principal Stockholder:
Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan
  (1991) Ltd.......................................        20,655,402               70.8%
    7 Giborey Israel St., P.O. Box 8468.
    South Netanya Industrial Zone 42504, Israel.

Executive Officers and Directors:
Noam Bardin(2)(3)..................................           791,304                2.7%
Shimmy Zimels(2)(4)................................           548,407                1.9%
Paul C. White(2)(5)................................           260,000                 *
Ehud Erez (2)(5)(6)................................            24,848                 *
Amir Gera (2)(5)...................................            24,848                 *
Elie Housman (2)(5)................................            24,848                 *
Joshua Maor (2)(7).................................            40,999                 *
Lior Samuelson (2)(5)..............................            24,848                 *
All Directors and Executive Officers as a group
  (8 persons)(8)...................................         1,740,102                6.0%

-----------

*    Less than 1%.

(1) Percentage of beneficial ownership is based on 29,143,206 shares of Common Stock outstanding as of April 11, 2003.

(2) The address for the director or executive officer listed is c/o the Company.

(3) Includes (a) 187,366 shares of Common Stock and (b) options to purchase 603,938 shares of Common Stock.

(4) Includes (a) 64,469 shares of Common Stock and (b) options to purchase 483,938 shares of Common Stock.

(5)  Represents options to purchase shares of Common Stock.

(6)  Excludes the 20,655,402 shares of Common Stock owned by Atarey.

(7) Includes (a) 16,151 shares of Common Stock and (b) options to purchase 24,848 shares of Common Stock.

(8)  Includes options to purchase 1,472,116 shares of Common Stock.


Equity Compensation Plan Information

          The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2002:

-------------------------- ---------------------------- ---------------------------- -----------------------------
 Plan Category             Number of Securities to be   Weighted Average Exercise    Number of Securities
                           Issued Upon Exercise of      Price of Outstanding         Remaining Available for
                           Outstanding Options,         Options, Warrants and        Future Issuance Under
                           Warrants and Rights          Rights                       Equity Compensation Plans
                                                                                     (excluding securities
                                                                                     reflected in first column)
-------------------------- ---------------------------- ---------------------------- -----------------------------
 Equity Compensation                3,449,520                      $2.87                       550,480
 Plans Approved by
 Security Holders (1)
-------------------------- ---------------------------- ---------------------------- -----------------------------
 Equity Compensation
 Plans not Approved by
 Security Holders                      N/A                          N/A                          N/A
-------------------------- ---------------------------- ---------------------------- -----------------------------
 Total                              3,449,520                      $2.87                       550,480
-------------------------- ---------------------------- ---------------------------- -----------------------------

(1) These plans consist of our 1999 Stock Incentive Plan, 1999 Directors' Plan, and 1999 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We believe that all of the transactions described below were made on an arms-length basis. All future transactions between us and our officers, directors, principal stockholders and affiliates must be approved, in good faith, by a majority of the Board, including a majority of the disinterested directors, unless they are on terms no less favorable to us than could be obtained from unaffiliated third parties.

On February 6, 2003, we announced that we had received a letter from D3 Acquisition, Inc. relating to a proposal to purchase all of our outstanding shares not held by Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd. ("Atarey") and its affiliates for a price of $0.70 per share in cash by means of a cash tender offer. The proposal contemplates that upon successful completion of the tender offer, D3 Acquisition would merge into us and we would survive and continue as a wholly owned private subsidiary of Atarey. D3 Acquisition is a wholly owned special purpose acquisition corporation formed by Atarey. Together, Atarey and its affiliates currently own approximately 71% (20,655,402 shares) of our outstanding common stock. Our board of directors has formed a special committee comprised of independent directors to evaluate the proposal and negotiate its terms. Ehud Erez, a member of our Board of Directors, is currently the Chief Executive Officer of Atarey.

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

         (a)(3)  Exhibits.

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit
Number         Description
------         -----------
3.1.1*         Form of Restated Certificate of Incorporation of deltathree, Inc.
3.1.2***       Form of Amendment to Restated Certificate of Incorporation of deltathree, Inc.
3.2*           Form of Amended and Restated By-laws of deltathree, Inc.
4.1*           Specimen Certificate of Common Stock.
4.2*           Specimen Certificate of Class B Common Stock.
10.1*          Form of deltathree, Inc. 1999 Stock Incentive Plan.
10.2*          Form of deltathree, Inc. 1999 Employee Stock Purchase Plan.
10.3*          Form of deltathree, Inc. 1999 Performance Incentive Plan.
10.4*          Form of deltathree, Inc. 1999 Directors' Plan.
10.5*          Employment Agreement, effective as of April 1, 1999, between Noam Bardin and deltathree, Inc.
10.6**         Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Noam Bardin and deltathree, Inc.
10.7*          Employment Agreement, effective as of April 1, 1999, between Shimmy Zimels and deltathree, Inc.
10.8**         Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Shimmy Zimels and deltathree, Inc.
10.9**         Employment Agreement, effective as of August 28, 2000, between Paul White and deltathree, Inc.
10.10#         Amendment No. 2 to Employment Agreement, effective as of March 25, 2002, between Shimmy Zimels and deltathree, Inc.
10.11#         Amendment No. 3 to Employment Agreement, effective as of September 1, 2002, between Shimmy Zimels and deltathree,
               Inc.
10.12#         Amendment No. 1 to Employment Agreement, effective as of  September 1, 2002, between Paul C. White and deltathree,
               Inc.
23.1##         Consent of Brightman Almagor & Co.
99.1##         Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.
99.2           Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002, filed herewith.

----------
* Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-86503).
** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 14, 2000.
*** Incorporated by reference to the Company's annual report on Form 10-K/A filed on April 30, 2001.
# Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 14, 2002.
## Incorporated by reference to the Company's annual report on Form 10-K filed on March 31, 2003.

         (b) Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on April 29, 2003.

                                    DELTATHREE, INC.


                                    By:     /s/ Paul C. White
                                       --------------------------------------
                                       Paul C. White, Chief Financial Officer

                                 CERTIFICATIONS

I,  Shimmy Zimels, certify that:

1. I have reviewed this annual report on Form 10-K/A of deltathree, Inc.;

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


Date:    April 29, 2003         /s/ Shimmy Zimels
                                --------------------------------------------
                                Shimmy Zimels
                                Title: Chief Executive Officer and President
                                         (Principal Executive Officer)

I,  Paul C. White, certify that:

1. I have reviewed this annual report on Form 10-K/A of deltathree, Inc.;

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


Date:    April 29, 2003               /s/ Paul C. White
                                      ------------------------------
                                      Paul C. White
                                      Title: Chief Financial Officer
                                      (Principal Financial Officer)