Form 10-Q
period 2003-03-31
DELTATHREE INC
filed 2003-05-14
CIK 1086740

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Yes |X|     No |  |

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [  ]    NO [X]

     As of May 13, 2003, the registrant had 29,180,896 shares of Class A Common Stock, par value $0.001 per share, outstanding.

================================================================================

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................................9

Item 4.  Controls and Procedures..................................................................................9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................10

Item 2.  Change in Securities and Use of Proceeds................................................................11

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................11

Item 5.  Other Information.......................................................................................11

Item 6.  Exhibits and Reports on Form 8-K........................................................................12

Signatures.......................................................................................................13

Certifications...................................................................................................14

Exhibit Index....................................................................................................16


                                       ii

                                     PART I
                             FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                DELTATHREE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 As of                 As of
                                                                               March 31,           December 31,
                                                                                 2003                  2002
                                                                              -----------           -----------
                                                                             (unaudited)
                                                                                       ($ in thousands)

ASSETS
Current assets:
 Cash and cash equivalents............................................          $  4,420              $  5,681
 Short-term investments...............................................            15,271                15,552
 Accounts receivable, net ............................................               344                   652
 Prepaid expenses and other current assets ...........................               832                   760
                                                                              -----------           -----------
    Total current assets..............................................            20,867                22,645
                                                                              -----------           -----------

Property and equipment, net...........................................             7,905                 9,452
                                                                              -----------           -----------

Deposits..............................................................               100                   100
                                                                              -----------           -----------

     Total assets.....................................................           $28,872               $32,197
                                                                              ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.....................................................            $1,829                $2,306
 Deferred revenues ...................................................               240                   334
 Other current liabilities ...........................................             2,084                 2,330
                                                                              -----------           -----------
    Total current liabilities.........................................             4,153                 4,970
                                                                              -----------           -----------
Long-term liabilities:
 Severance pay obligations ...........................................               117                   113
                                                                              -----------           -----------
    Total liabilities.................................................             4,270                 5,083
                                                                              -----------           -----------
Commitments and contingencies

Stockholders' equity:
 Class A common stock, - par value $0.001.............................                29                    29
 Class B common stock, - par value $0.001.............................                 -                     -
 Additional paid-in capital...........................................           166,801               166,801
 Accumulated deficit..................................................         (142,018)              (139,506)

Treasury stock at cost: 257,600 shares of class A common stock as of
  March 31, 2002 and December 31, 2002................................             (210)                 (210)
                                                                              -----------           -----------
     Total stockholders' equity.......................................            24,602                27,114
                                                                              -----------           -----------

     Total liabilities and stockholders' equity.......................           $28,872               $32,197
                                                                              ===========           ===========
                             See notes to condensed consolidated financial statements.


                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Three Months Ended
                                                                                   March 31,
                                                                           2003                  2002
                                                                        -----------        -------------
                                                                                 (unaudited)
                                                                     ($ in thousands, except share data)

Revenues.......................................................              2,972               3,337

Costs and operating expenses:
  Cost of revenues, net........................................              1,862               2,557
  Research and development expenses, net ......................                663                 992
  Selling and marketing expenses...............................                783               1,051
  General and administrative expenses (exclusive of
     non-cash compensation expense shown below)................                661                 610
  Non-cash compensation expense................................                  -                 162
  Depreciation and amortization ...............................              1,598               1,635
                                                                        -----------        -------------
Total costs and operating expenses.............................              5,567               7,007
                                                                        -----------        -------------

Loss from operations...........................................            (2,595)             (3,670)
Interest income (expense), net.................................                101                 129
                                                                        -----------        -------------
Loss before income taxes.......................................            (2,494)             (3,541)
Income taxes...................................................                 18                  11
                                                                        -----------        -------------
Net loss.......................................................         $  (2,512)          $   (3,552)
                                                                        ===========        =============
Net loss per share - basic and diluted ........................         $   (0.09)          $    (0.12)
                                                                        ===========        =============

Weighted average number of shares outstanding -
 basic and diluted (number of shares)..........................         28,923,296          28,885,606
                                                                        ===========        =============


            See notes to condensed consolidated financial statements

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  2003                2002
                                                                                  ----                ----
                                                                                        (unaudited)
Cash flows from operating activities:
Net loss                                                                    $    (2,512)         $     (3,552)
  Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization..................................             1,598                1,635
       Amortization of deferred compensation..........................                 -                  162
       Capital gain, net..............................................               (3)                    -
       Increase (decrease) in liability for severance pay, net........                 4                 (49)
       Provision for losses on accounts receivable....................                42                    -
  Changes in assets and liabilities:
       Decrease (increase) in accounts receivable.....................               266                (118)
       Increase (decrease) in other current assets....................              (72)                 (40)
       Increase (decrease) in accounts payable........................             (477)                (667)
       Decrease in deferred revenues..................................              (94)                 (81)
       Increase (decrease) in current liabilities.....................             (246)                (228)
                                                                            -------------        --------------
                                                                                   1,018                  614
                                                                            -------------        --------------
  Net cash used in operating activities...............................           (1,494)              (2,938)
                                                                            -------------        --------------

Cash flows from investing activities:
       Purchase of property and equipment.............................              (52)                 (33)
       Proceeds from sale of property and equipment...................                 4                    1
       Decrease (increase) in deposits................................                 -                    2
                                                                            -------------        --------------
  Net cash used in investing activities...............................              (48)                 (30)
                                                                            -------------        --------------

Cash flows from financing activities:
       Decrease (increase) in short-term investments..................               281                2,978
                                                                            -------------        --------------
  Net cash provided by (used in) financing activities.................               281                2,978

Increase (decrease) in cash and cash equivalents......................           (1,261)                   10
Cash and cash equivalents at beginning of year........................             5,681               13,583
                                                                            -------------        --------------
Cash and cash equivalents at end of year..............................        $    4,420           $   13,593
                                                                            =============        ==============

            See notes to condensed consolidated financial statements

                                DELTATHREE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of deltathree, Inc. and its subsidiaries (collectively, "the Company"), of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

         If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):



                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           ---------------- -----------------
                                                                                 2 0 0 3          2 0 0 3
                                                                                 -------          -------

       NET INCOME (LOSS):
         Reported net income (loss).................                             $ (2,512)         $ (3,552)
         Add stock-based employee compensation expense, included in
           reported net income, net of tax............................                   -               270
         Deduct stock-based employee compensation expense determined
           under fair value method, net of tax........................               (748)             (458)
                                                                                -----------      ------------

         Pro forma net income (loss)                                             $ (3,260)         $ (3,740)
                                                                                ===========      ============

       NET INCOME (LOSS) PER SHARE:
         Basic and diluted, as reported.............                            $   (0.09)        $   (0.12)
         Basic and diluted, pro forma...............                            $   (0.11)        $   (0.13)



         For the purpose of presenting pro forma information required under SFAS 123, the fair value option grant has been estimated on the date of grant using the Black Scholes option pricing model for grants made after the Company became a public entity. The following assumptions were used for the three months periods ended March 31, 2003 and 2002: dividend yield of 0.00% for all periods; risk free interest rate of 4.8% for all periods; an expected life of 3 years for all periods; a volatility rate of 150% for all periods.

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


THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES

         Revenues decreased approximately $0.3 million or 9.1% to approximately $3.0 million for the three months ended March 31, 2003 from approximately $3.3 million for the three months ended March 31, 2002. Revenues from enhanced IP communications services (including our Hosted Communications Solution) was essentially unchanged at approximately $3.0 million for the three months ended March 31, 2003 and the three months ended March 31, 2002, due to a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base, offset by lower up-front integration fees from fewer new Hosted Communications Solution partners.

         Revenues from carrier transmission services, decreased by approximately $0.3 million or 75% to approximately $0.1 million for the three months ended March 31, 2003 from approximately $0.4 million for the three months ended March 31, 2002, due primarily to a slightly increased demand from a smaller customer base. No customer accounted for greater than 10% of our revenues during these periods.

COSTS AND OPERATING EXPENSES

         COST OF REVENUES. Cost of revenues decreased by approximately $0.7 million or 26.9% to approximately $1.9 million for the three months ended March 31, 2003 from approximately $2.6 million for the three months ended March 31, 2002, due primarily to a decrease in the amount of traffic being terminated.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by approximately $0.3 million or 30.0% to approximately $0.7 million for the three months ended March 31, 2003 from approximately $1.0 million for the three months ended March 31, 2002, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased by approximately $0.3 million or 27.3% to approximately $0.8 million for the three months ended March 31, 2003 from approximately $1.1 million for the three months ended March 31, 2002, due to a decrease in our branding and promotional activities.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses (exclusive of non-cash compensation expenses) increased by approximately $0.1 million or 16.7% to approximately $0.7 million for the three months ended March 31, 2003 from approximately $0.6 million for the three months ended March 31, 2002, primarily due to increased professional fess, somewhat off-set by decreased personnel costs.

         NON-CASH COMPENSATION EXPENSES. There were no non-cash compensation expenses for the three months ended March 31, 2003 compared to approximately $162,000 for the three months ended March 31, 2002, due to the completed amortization of costs incurred during 1998 and 1999 related to the grants of options and warrants below the then fair market value during those periods.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization of goodwill was essentially unchanged at approximately $1.6 million for the three months ended March 31, 2003 and the three months ended March 31, 2002.


LOSS FROM OPERATIONS

         Loss from operations decreased by approximately $1.1 million or 29.7% to approximately $2.6 million for the three months ended March 31, 2003 from approximately $3.7 million for the three months ended March 31, 2002, due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

INTEREST INCOME, NET

         Interest income, net decreased by approximately $28,000 or 21.7% to approximately $101,000 for the three months ended March 31, 2003 from approximately $129,000 for the three months ended March 31, 2002, due primarily to lower interest rates earned on the reduced balance of the remaining proceeds from our initial public offering.

INCOME TAXES, NET

         We paid net income taxes of approximately $18,000 for the three months ended March 31, 2003 compared to approximately $11,000 for the three months ended March 31, 2002.

NET LOSS

         Net loss decreased by approximately $1.1 million or 30.6% to approximately $2.5 million for the three months ended March 31, 2003 from approximately $3.6 million for the three months ended March 31, 2002 due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception in March 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of March 31, 2003, we had an accumulated deficit of approximately $142 million. We anticipate that we will continue to incur operating and net losses as we continue to implement our growth strategy.

         As of March 31, 2003, we had cash and cash equivalents of approximately $4.4 million, marketable securities and other short-term investments of approximately $15.3 million and working capital of approximately $16.7 million. We generated negative cash flow from operating activities of approximately $1.5 million during the three months ended March 31, 2003 compared with approximately $2.9 million during the three months ended March 31, 2002. Accounts receivable were approximately $0.3 million and $0.7 million at March 31, 2003 and March 31, 2002, respectively.

         Our capital expenditures were essentially unchanged at approximately $50,000 in the three months ended March 31, 2003 and the three months ended March 31, 2002 as we continued to improved our overall utilization of our existing domestic and international network infrastructure.

         Short-term, we obtain our funding from our utilization of the remaining proceeds from our initial public offering offset by positive or negative cash flow from our operations. These proceeds are maintained as cash, cash equivalents, and short-term investments with an original maturity of twelve months or less. Based on current trends in our operations, we believe that these funds will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that our business plan is implemented successfully, and that:

     o our recent revenue trends, which reflected an increase in our higher-margin (primarily PC-to-Phone) products and services, continue to increase;

     o our expense trends remain at or near the rates of our first quarter 2003 rates, which were significantly reduced during the past twelve months through reductions in personnel, curtailment of discretionary expenditures, and reduced network rent and termination rates from our carriers; and

     o our net cash-burn rate, which was significantly reduced during the past twelve months due to the foregoing factors to approximately $1.5 million in the first quarter of 2003, continues to improve throughout the remainder of 2003 and beyond.

         To the extent that these trends do not remain steady, or if in the longer-term we are not able to successfully implement our business strategy, we may be required to raise additional funds for our ongoing operations. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us, especially in light of current economic conditions and the unfavorable market for telecommunications companies in particular. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. In addition, we cannot assure you that any third party will be willing or able to provide additional capital to us on favorable terms or at all.


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


ITEM 4.   CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures.

         Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), during April 2003, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us was made known to them by others within deltathree, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

         As of March 31, 2003, we had used approximately $33 million of the net proceeds for sales, marketing and promotional activities, $20 million for capital expenditures and $14 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the first quarter of 2003.

ITEM 5.           OTHER INFORMATION

         Our existing grace period for compliance with the Nasdaq SmallCap Market's $1.00 minimum bid price requirement was extended 90 days by Nasdaq Listing Qualifications until September 1, 2003. If, at any time before September 1, 2003, the bid price of our common stock does not close at or above $1.00 per share for a minimum of ten consecutive trading days, or such other time as Nasdaq may require, then our common stock may be delisted from the Nasdaq SmallCap Market.

         On February 6, 2003, we announced that we had received a letter from D3 Acquisition, Inc. relating to a proposal to purchase all of our outstanding shares not held by Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd. ("Atarey") and its affiliates for a price of $0.70 per share in cash by means of a cash tender offer. The proposal contemplated that upon successful completion of the tender offer, D3 Acquisition would merge into us and we would survive and continue as a wholly owned private subsidiary of Atarey. D3 Acquisition is a wholly owned special purpose acquisition corporation formed by Atarey. Together, Atarey and its affiliates currently own approximately 71% (20,655,402 shares) of our outstanding common stock. Our board of directors formed a special committee comprised of independent directors to evaluate the proposal and negotiate its terms. The special committee of our board of directors retained Kaufman Bros., L.P. as its financial advisor to assist the special committee in evaluating strategic alternatives, including a possible sale of the company. Among other things, Kaufman Bros. is assisting the special committee in its continuing assessment of the D3 Acquisition proposal. Upon completion of this review process, the special committee of independent directors will make its recommendation to our board of directors in due course. The special committee is currently in the process of evaluating the proposed offer from Atarey and negotiating its terms. There can be no assurance that Atarey or we will proceed with the proposed transaction or any of the other strategic alternatives considered or when any resulting transaction would occur. Upon our announcement that we were evaluating the D3 Acquisition offer, litigation was commenced against our Board members and us with respect to the transaction contemplated by the proposal. Please see Item 1, "Legal Proceedings" for a description of such litigation.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                  The following exhibits are filed herewith:

EXHIBIT
 NUMBER          DESCRIPTION
--------         -----------

99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.The following report was filed on Form 8-K during the quarter ended March 31, 2003:

         On March 12, 2003, we filed a Current Report on Form 8-K under Items 7 and 9 On March 12, 2003, regarding our press release announcing our financial results and other data for the quarter and year ended December 31, 2002, as well as financial guidance for 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DELTATHREE, INC.


Date:  May 14, 2003                        By:  /s/ Paul C. White
                                               -------------------------------
                                                Name: Paul C. White
                                                Title: Chief Financial Officer

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

Date: May 14, 2003                             /s/ Shimmy Zimels
                                              ------------------------------
                                              Name:Shimmy Zimels
                                              Title:  Chief Executive Officer

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

Date: May 14, 2003                               /s/  Paul C. White
                                                -------------------------------
                                                Name:  Paul C. White
                                                Title:  Chief Financial Officer

                                  EXHIBIT INDEX




EXHIBIT
 NUMBER            DESCRIPTION
--------           -----------
99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.