Form 10-Q
period 2003-06-30
DELTATHREE INC
filed 2003-08-08
CIK 1086740

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

YES [ ]     NO [X]

     As of August 5, 2003, the registrant had 29,228,643 shares of Class A Common Stock, par value $0.001 per share, outstanding.


================================================================================

                                DELTATHREE, INC.

                                Table of Contents



                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements ................................................................    1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........................   10

Item 4.  Controls and Procedures .............................................................   11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................   12

Item 2.  Change in Securities and Use of Proceeds ............................................   13

Item 4.  Submission of Matters to a Vote of Security Holders .................................   13

Item 5.  Other Information ...................................................................   13

Item 6.  Exhibits and Reports on Form 8-K ....................................................   14

Signatures ...................................................................................   15

Exhibit Index ................................................................................   16

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                DELTATHREE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         AS OF       AS OF
                                                                        JUNE 30,   DECEMBER 31,
                                                                          2003        2002
                                                                       ---------    ---------
                                                                      (unaudited)
                                                                          ($ IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................................   $   3,972    $   5,681
 Short-term investments ............................................      15,101       15,552
 Accounts receivable, net ..........................................         290          652
 Prepaid expenses and other current assets .........................         448          760
                                                                       ---------    ---------
    Total current assets ...........................................      19,811       22,645
                                                                       ---------    ---------
PROPERTY AND EQUIPMENT, NET ........................................       6,508        9,452
                                                                       ---------    ---------
DEPOSITS ...........................................................         105          100
                                                                       ---------    ---------
     Total assets ..................................................   $  26,424    $  32,197
                                                                       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable ..................................................   $   1,815    $   2,306
 Deferred revenues .................................................         339          334
 Other current liabilities .........................................       1,949        2,330
                                                                       ---------    ---------
    Total current liabilities ......................................       4,103        4,970
                                                                       ---------    ---------
LONG-TERM LIABILITIES:
 Severance pay obligations .........................................          85          113
                                                                       ---------    ---------
    Total liabilities ..............................................       4,188        5,083
                                                                       ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Class A common stock, - par value $0.001 ..........................          29           29
 Class B common stock, - par value $0.001 ..........................        --           --
 Additional paid-in capital ........................................     166,801      166,801
 Accumulated deficit ...............................................    (144,384)    (139,506)

Treasury stock at cost: 257,600 shares of class A common stock as of
  June 30, 2003 and December 31, 2002 ..............................        (210)        (210)
                                                                       ---------    ---------
     Total stockholders' equity ....................................      22,236       27,114
                                                                       ---------    ---------
     Total liabilities and stockholders' equity ....................   $  26,424    $  32,197
                                                                       =========    =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                           2003            2002        2003             2002
                                                     -------------  ------------   ------------    ------------
                                                              (unaudited)                  (unaudited)
                                                                  ($ IN THOUSANDS, EXCEPT SHARE DATA)

Revenues ..........................................  $      2,985   $      3,154   $      5,957   $      6,491
Costs and operating expenses:
  Cost of revenues, net ...........................         1,955          2,179          3,817          4,736
  Research and development expenses, net ..........           555            880          1,218          1,873
  Selling and marketing expenses ..................           871          1,168          1,654          2,219
  General and administrative expenses (exclusive of
     non-cash compensation expense shown below) ...           478            511          1,139          1,120
  Non-cash compensation expense ...................          --              108           --              270
  Depreciation and amortization ...................         1,527          1,643          3,131          3,278
                                                     ------------   ------------   ------------   ------------
     Total costs and operating expenses ...........         5,386          6,489         10,959         13,496
                                                     ------------   ------------   ------------   ------------
Loss from operations ..............................        (2,401)        (3,335)        (5,002)        (7,005)
Interest income, net ..............................            42             52            146            181
                                                     ------------   ------------   ------------   ------------
Loss before income taxes ..........................        (2,359)        (3,283)        (4,856)        (6,824)
Income taxes ......................................             4           --              (22)           (11)
                                                     ------------   ------------   ------------   ------------
Net loss ..........................................  $     (2,363)  $     (3,283)  $     (4,878)  $     (6,835)
                                                     ============   ============   ============   ============
Net loss per share - basic and diluted ............  $      (0.08)  $      (0.11)  $      (0.17)  $      (0.24)
                                                     ============   ============   ============   ============
Weighted average shares outstanding -
      basic and diluted (number of shares) ........    28,923,296     28,885,606     28,921,536     28,885,606
                                                     ============   ============   ============   ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                     2003     2002
                                                                   -------   -------
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................  $(4,878)  $(6,835)
  Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization ............................    3,131     3,278
       Amortization of deferred compensation ....................     --         270
       Capital gain, net ........................................      (18)     --
       Increase (decrease) in liability for severance pay, net ..      (28)      (52)
       Provision for losses on accounts receivable ..............       42        (2)
  Changes in assets and liabilities:
       Decrease (increase) in accounts receivable ...............      320        29
       Increase (decrease) in other current assets ..............      312       462
       Increase (decrease) in accounts payable ..................     (491)   (1,275)
       Decrease in deferred revenues ............................        5        23
       Increase (decrease) in current liabilities ...............     (381)     (349)
                                                                   -------   --------
                                                                     2,892     2,384
                                                                   -------   --------
  Net cash used in operating activities .........................   (1,986)   (4,451)
                                                                   -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment .......................     (204)     (238)
       Proceeds from sale of property and equipment .............       35         1
        Decrease (increase) in deposits .........................       (5)        3
                                                                   -------   --------
   Net cash used in investing activities ........................     (174)     (234)
                                                                   -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease (increase) in short-term investments ............      451    (1,368)
                                                                   -------   --------
  Net cash provided by (used in) financing activities ...........      451    (1,368)
                                                                   -------   --------

Increase (decrease) in cash and cash equivalents ................   (1,261)   (6,053)
Cash and cash equivalents at beginning of year ..................    5,681    (1,368)
                                                                   -------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........................  $ 4,420   $(1,368)
                                                                   =======   ========



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

     If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
                                                    -----------------   -----------------
                                                     2003      2002      2003      2002
                                                    -------   -------   -------   -------
NET INCOME (LOSS):
  Reported net income (loss) .....................  $(2,363)  $(3,283)  $(4,878)  $(6,835)
  Add stock-based employee compensation expense,
    included in reported net income, net of tax ..     --         108      --         270
  Deduct stock-based employee compensation expense
    determined under fair value method, net of tax     (198)     (439)     (404)     (706)
                                                    -------   -------   -------   -------
  Pro forma net income (loss) ....................  $(2,561)  $(3,614)  $(5,282)  $(7,271)
                                                    =======   =======   =======   =======
NET INCOME (LOSS) PER SHARE:
  Basic and diluted, as reported .................  $ (0.08)  $ (0.11)  $ (0.17)  $ (0.24)
  Basic and diluted, pro forma ...................  $ (0.09)  $ (0.13)  $ (0.18)  $ (0.25)



     For the purpose of presenting pro forma information required under SFAS 123, the fair value option grant has been estimated on the date of grant using the Black Scholes option pricing model for grants made after the Company became a public entity. The following assumptions were used for the six and three months periods ended June 30, 2002: dividend yield of 0.00% for all periods; risk free interest rate of 4.8% for all periods; an expected life of 3 years for all periods; a volatility rate of 150% for the periods. During the six and three months ended June 30, 2003 there were no new option grants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUES

     Revenues decreased approximately $0.5 million or 7.7% to approximately $6.0 million for the six months ended June 30, 2003 from approximately $6.5 million for the six months ended June 30, 2002. Revenues from enhanced IP communications services (including our Hosted Communications Solution) decreased by approximately $0.2 million or 3.4% to approximately $5.6 million for the six months ended June 30, 2003 from approximately $5.8 million for the six months ended June 30, 2002, due to a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base, offset by lower up-front integration fees from fewer new Hosted Communications Solution partners.

     Revenues from carrier transmission services, decreased by approximately $0.2 million or 28.6% to approximately $0.5 million for the six months ended June 30, 2003 from approximately $0.7 million for the six months ended June 30, 2002, due primarily to a slightly increased demand from a smaller customer base. No customer accounted for greater than 10% of our revenues during these periods.

COSTS AND OPERATING EXPENSES

     COST OF REVENUES. Cost of revenues decreased by approximately $0.9 million or 19.1% to approximately $3.8 million for the six months ended June 30, 2003 from approximately $4.7 million for the six months ended June 30, 2002, due primarily to a decrease in the amount of traffic being terminated.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by approximately $0.7 million or 36.8% to approximately $1.2 million for the six months ended June 30, 2003 from approximately $1.9 million for the six months ended June 30, 2002, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased by approximately $0.5 million or 22.7% to approximately $1.7 million for the six months ended June 30, 2003 from approximately $2.2 million for the six months ended June 30, 2002, due to a decrease in our branding and promotional activities.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses (exclusive of non-cash compensation expenses) was essentially unchanged at approximately $1.1 million for the six months ended June 30, 2003 and the six months ended June 30, 2002, primarily due to increased professional fees, off-set by decreased personnel costs.

     NON-CASH COMPENSATION EXPENSES. There were no non-cash compensation expenses for the six months ended June 30, 2003 compared to approximately $270,000 for the six months ended June 30, 2002, due to the completed amortization of costs incurred during 1998 and 1999 related to the grants of options and warrants below the then fair market value during those periods.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of goodwill decreased slightly by approximately $0.2 million or 6.1% to approximately $3.1 million for the six months ended June 30, 2003 from approximately $3.3 million for the six months ended June 30, 2002.


LOSS FROM OPERATIONS

     Loss from operations decreased by approximately $2.0 million or 28.6% to approximately $5.0 million for the six months ended June 30, 2003 from approximately $7.0 million for the six months ended June 30, 2002, due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

INTEREST INCOME, NET

     Interest income, net decreased by approximately $35,000 or 19.3% to approximately $146,000 for the six months ended June 30, 2003 from approximately $181,000 for the six months ended June 30, 2002, due primarily to lower interest rates earned on the reduced balance of the remaining proceeds from our initial public offering.

INCOME TAXES, NET

     We paid net income taxes of approximately $22,000 for the six months ended June 30, 2003 compared to approximately $11,000 for the six months ended June 30, 2002.

NET LOSS

     Net loss decreased by approximately $1.9 million or 27.9% to approximately $4.9 million for the six months ended June 30, 2003 from approximately $6.8 million for the six months ended June 30, 2002 due to the foregoing factors.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUES

     Revenues decreased approximately $0.2 million or 6.3% to approximately $3.0 million for the three months ended June 30, 2003 from approximately $3.2 million for the three months ended June 30, 2002. Revenues from enhanced IP communications services (including our Hosted Communications Solution)
decreased by approximately $0.2 million or 6.8% to approximately $2.7 million for the three months ended June 30, 2003 from approximately $2.9 million for the three months ended June 30, 2002, due to a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base, offset by lower up-front integration fees from fewer new Hosted Communications Solution partners.

     Revenues from carrier transmission services, decreased by approximately $0.1 million or 33.3% to approximately $0.2 million for the three months ended June 30, 2003 from approximately $0.3 million for the three months ended June 30, 2002, due primarily to a slightly increased demand from a smaller customer base. No customer accounted for greater than 10% of our revenues during these periods.

COSTS AND OPERATING EXPENSES

     COST OF REVENUES. Cost of revenues decreased by approximately $0.2 million or 9.1% to approximately $2.0 million for the three months ended June 30, 2003 from approximately $2.2 million for the three months ended June 30, 2002, due primarily to a decrease in the amount of traffic being terminated.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by approximately $0.3 million or 33.3% to approximately $0.6 million for the three months ended June 30, 2003 from approximately $0.9 million for the three months ended June 30, 2002, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased by approximately $0.3 million or 25.0% to approximately $0.9 million for the three months ended June 30, 2003 from approximately $1.2 million for the three months ended June 30, 2002, due to a decrease in our branding and promotional activities.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses (exclusive of non-cash compensation expenses) was essentially unchanged at approximately $0.5 million for the three months ended June 30, 2003 and the three months ended June 30, 2002, primarily due to increased professional fees, off-set by decreased personnel costs.

     NON-CASH COMPENSATION EXPENSES. There were no non-cash compensation expenses for the three months ended June 30, 2003 compared to approximately $108,000 for the three months ended June 30, 2002, due to the completed amortization of costs incurred during 1998 and 1999 related to the grants of options and warrants below the then fair market value during those periods.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of goodwill decreased slightly by approximately $0.1 million or 6.3% to approximately $1.5 million for the three months ended June 30, 2003 from approximately $1.6 million for the three months ended June 30, 2002.


LOSS FROM OPERATIONS

     Loss from operations decreased by approximately $0.9 million or 27.3% to approximately $2.4 million for the three months ended June 30, 2003 from approximately $3.3 million for the three months ended June 30, 2002, due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

INTEREST INCOME, NET

     Interest income, net decreased by approximately $10,000 or 29.2% to approximately $42,000 for the three months ended June 30, 2003 from approximately $52,000 for the three months ended June 30, 2002, due primarily to lower interest rates earned on the reduced balance of the remaining proceeds from our initial public offering.

INCOME TAXES, NET

     We paid net income taxes of approximately $4,000 for the three months ended June 30, 2003.

NET LOSS

     Net loss decreased by approximately $0.9 million or 27.3% to approximately $2.4 million for the three months ended June 30, 2003 from approximately $3.3 million for the three months ended June 30, 2002 due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception in March 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of June 30, 2003, we had an accumulated deficit of approximately $144 million. We anticipate that we will continue to incur operating and net losses as we continue to implement our growth strategy.

     As of June 30, 2003, we had cash and cash equivalents of approximately $4.0 million, marketable securities and other short-term investments of approximately $15.1 million and working capital of approximately $15.7 million. We generated negative cash flow from operating activities of approximately $2.0 million during the six months ended June 30, 2003 compared with approximately $4.5 million during the six months ended June 30, 2002. Accounts receivable were approximately $0.3 million and $0.7 million at June 30, 2003 and June 30, 2002, respectively.

     Our capital expenditures were essentially unchanged at approximately $200,000 in the six months ended June 30, 2003 and the three months ended June 30, 2002 as we continued to improved our overall utilization of our existing domestic and international network infrastructure.

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

     o our expense trends remain at or near the rates of our second quarter 2003 rates, which were significantly reduced during the past twelve months through reductions in personnel, curtailment of discretionary expenditures, and reduced network rent and termination rates from our carriers; and

     o our net cash-burn rate, which was significantly reduced during the past twelve months due to the foregoing factors to approximately $0.6 million in the second quarter of 2003, continues to improve throughout the remainder of 2003 and beyond.

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

ITEM 4.   CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us was made known to them by others within deltathree, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

     (b) Changes in Internal Controls.

     There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 8, 1999, Aerotel, Ltd. and Aerotel U.S.A. commenced a suit against us, RSL COM and an RSL COM subsidiary in the United States District Court for the Southern District of New York. Aerotel alleges that we are infringing on a patent issued to Aerotel in November 1987 by making, using, selling and offering for sale prepaid telephone card products in the United States. Aerotel seeks an injunction to stop us from using the technology covered by this patent, monetary damages in an unspecified amount and reimbursement of attorneys' fees. We have answered the complaint, the parties engaged in pre-trial discovery, and the case remains at a preliminary stage. We believe that we have meritorious defenses to the claims and we intend to defend the lawsuit vigorously. However, the outcome of the litigation is inherently unpredictable and an unfavorable result may have a material adverse effect on our business, financial condition and results of operations. Regardless of the ultimate outcome, the litigation could result in substantial expenses to us and significant diversion of efforts by our managerial and other personnel. A proposed settlement agreement between the plaintiffs and us has been mutually agreed to and is in the process of being approved by the court.

     We, as well as certain of our former officers and directors, have been named as defendants in a number of purported securities class actions in Federal District Court for the Southern District of New York, arising out of our initial public offering in November 1999 (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of our stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares in the aftermarket at predetermined prices. On August 8, 2001, the court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers and underwriters. On February 19, 2003, the Court issued an opinion granting in part and denying in part those motions to dismiss. The complaint against the Company was not dismissed as a matter of law. These cases remain at a preliminary stage and no discovery proceedings have taken place. We believe that the claims asserted against us in these cases are without merit and intend to defend ourselves vigorously against them. A proposed settlement agreement between the plaintiffs and issuer defendants is in the process of being negotiated and approved.


     On February 12, 2003 we announced that four lawsuits had been filed against us, our officers and directors, and our majority stockholder, Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd. ("Atarey"), in connection with our formation of the special committee to evaluate the proposal by Atarey to purchase all of our outstanding shares of common stock not held by Atarey and its affiliates. On February 6, 2003, we issued a press release in connection with the proposed transaction. The lawsuits purport to be class actions on behalf of our public stockholders. The plaintiffs in these actions have asserted a variety of claims, including allegations that Atarey's proposed tender offer price for our publicly held shares is unfair and grossly inadequate; and that our officers and directors have breached their fiduciary duties to the public stockholders. Each of the lawsuits were filed in the Delaware Court of Chancery in and for New Castle County. We did not believe that these lawsuits stated valid claims against us or any of our officers or directors. On July 24, 2003, the plaintiffs filed a Notice of Dismissal with the Delaware Court of Chancery to dismiss the actions without prejudice. Such Notice of Dismissal was approved by the court on August 1, 2003 and the actions have been dismissed without prejudice.


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

     As of June 30, 2003, we had used approximately $33 million of the net proceeds for sales, marketing and promotional activities, $20 million for capital expenditures and $15 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the second quarter of 2003.

ITEM 5. OTHER INFORMATION

     In June 2003 we received a letter from Nasdaq indicating that our then existing grace period for compliance with the Nasdaq SmallCap Market's $1.00 minimum bid price requirement was extended 90 days by Nasdaq Listing Qualifications until September 1, 2003. On August 5, 2003 we received a letter from Nasdaq notifying us that since the closing bid price of our common stock has been at $1.00 per share or greater for at least 10 consecutive trading days, we have regained compliance with the rule and this matter is now closed.

     On February 6, 2003, we announced that we had received a letter from D3 Acquisition, Inc. relating to a proposal to purchase all of our outstanding shares not held by Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd. ("Atarey") and its affiliates for a price of $0.70 per share in cash by means of a cash tender offer. The proposal contemplated that upon successful completion of the tender offer, D3 Acquisition would merge into us and we would survive and continue as a wholly owned private subsidiary of Atarey. D3 Acquisition is a wholly owned special purpose acquisition corporation formed by Atarey. Together, Atarey and its affiliates currently own approximately 71% (20,655,402 shares) of our outstanding common stock. Our board of directors formed a special committee comprised of independent directors to evaluate the proposal and negotiate its terms. The special committee of our board of directors retained Kaufman Bros., L.P. as its financial advisor to assist the special committee in evaluating strategic alternatives, including a possible sale of the company. Among other things, Kaufman Bros. is assisting the special committee in its continuing assessment of the D3 Acquisition proposal. On July 17, 2003, we announced that we had mutually concluded with Atarey that the proposed tender offer was inadequate, and at this time, D3 Acquisition has indicated they do not intend to propose any subsequent offer for the shares of deltathree not held by Atarey and its affiliates. Upon our announcement that we were evaluating the D3 Acquisition offer, litigation was commenced against our Board members and us with respect to the transaction contemplated by the proposal. Please see Item 1, "Legal Proceedings" for a description of such litigation.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  The following exhibits are filed herewith:

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K.The following report was filed on Form 8-K during the quarter ended June 30, 2003:

     On May 13, 2003, we filed a Form 8-K under Item 9 regarding a press release announcing our financial results and other data for the quarter ended March 31, 2003, as well as financial guidance for the quarter ending June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DELTATHREE, INC.


Date:  August 7, 2003                     By:  /S/ PAUL C. WHITE
                                          --------------------------------
                                          Name: Paul C. White
                                          Title: Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.