Form 10-Q
period 2003-09-30
DELTATHREE INC
filed 2003-11-06
CIK 1086740

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

YES   [  ]    NO [X]

         As of November 5, 2003, the registrant had 29,361,633 shares of Class A Common Stock, par value $0.001 per share, outstanding.

================================================================================

                                DELTATHREE, INC.

                                Table of Contents



                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.......................................................................1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................10

Item 4.  Controls and Procedures...................................................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................12

Item 2.  Change in Securities and Use of Proceeds..................................................13

Item 4.  Submission of Matters to a Vote of Security Holders.......................................13

Item 5.  Other Information.........................................................................13

Item 6.  Exhibits and Reports on Form 8-K..........................................................14

Signatures.........................................................................................15

Exhibit Index......................................................................................16

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                                DELTATHREE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               As of             As of
                                                                            September 30,      December 31,
                                                                                2003               2002
                                                                             ---------          ---------
                                                                             (unaudited)
                                                                                   ($ in thousands)
ASSETS
Current assets:
 Cash and cash equivalents .........................................         $   3,326          $   5,681
 Short-term investments ............................................            15,169             15,552
 Accounts receivable, net ..........................................               345                652
 Prepaid expenses and other current assets .........................               737                760
                                                                             ---------          ---------
    Total current assets ...........................................            19,577             22,645
                                                                             ---------          ---------
Property and equipment, net ........................................             5,235              9,452
                                                                             ---------          ---------
Deposits ...........................................................               103                100
                                                                             ---------          ---------
     Total assets ..................................................         $  24,915          $  32,197
                                                                             =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ..................................................         $   1,988          $   2,306
 Deferred revenues .................................................               417                334
 Other current liabilities .........................................             1,922              2,330
                                                                             ---------          ---------
    Total current liabilities ......................................             4,327              4,970
                                                                             ---------          ---------
Long-term liabilities:
 Severance pay obligations .........................................                97                113
                                                                             ---------          ---------
    Total liabilities ..............................................             4,424              5,083
                                                                             ---------          ---------
Commitments and contingencies
Stockholders' equity:
 Class A common stock, - par value $0.001 ..........................                29                 29
 Class B common stock, - par value $0.001 ..........................                --                 --
 Additional paid-in capital ........................................           166,923            166,801
 Accumulated deficit ...............................................          (146,251)          (139,506)

Treasury stock at cost: 257,600 shares of class A common stock as of
  September 30, 2003 and December 31, 2002 .........................              (210)              (210)
                                                                             ---------          ---------
     Total stockholders' equity ....................................            20,491             27,114
                                                                             ---------          ---------
     Total liabilities and stockholders' equity ....................         $  24,915          $  32,197
                                                                             =========          =========

            See notes to condensed consolidated financial statements.

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                           2003            2002            2003           2002
                                                      ------------    ------------    ------------    ------------
                                                               (unaudited)                     (unaudited)
                                                                       ($ in thousands, except share data)

Revenues ..........................................   $      3,320    $      3,214    $      9,277    $      9,705

Costs and operating expenses:
  Cost of revenues, net ...........................          2,010           2,193           5,827           6,929
  Research and development expenses, net ..........            562             772           1,780           2,645
  Selling and marketing expenses ..................            888             808           2,542           3,027
  General and administrative expenses (exclusive of
     non-cash compensation expense shown below) ...            463             623           1,602           1,743
  Non-cash compensation expense ...................           --              --              --               270
  Depreciation and amortization ...................          1,313           1,675           4,444           4,953
                                                      ------------    ------------    ------------    ------------
     Total costs and operating expenses ...........          5,236           6,071          16,195          19,567
                                                      ------------    ------------    ------------    ------------
Loss from operations ..............................         (1,916)         (2,857)         (6,918)         (9,862)
Interest income, net ..............................             73             194             219             375
                                                      ------------    ------------    ------------    ------------
Loss before income taxes ..........................         (1,843)         (2,663)         (6,669)         (9,487)
Income taxes ......................................            (24)            (45)            (46)            (56)
                                                      ------------    ------------    ------------    ------------
Net loss ..........................................   $     (1,867)   $     (2,708)   $     (6,745)   $     (9,543)
                                                      ============    ============    ============    ============
Net loss per share - basic and diluted ............   $      (0.06)   $      (0.09)   $      (0.23)   $      (0.33)
                                                      ============    ============    ============    ============

Weighted average shares outstanding -
      basic and diluted (number of shares) ........     28,976,345      28,885,606      28,940,979      28,885,606
                                                      ============    ============    ============    ============

            See notes to condensed consolidated financial statements

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                 September 30,
                                                                            2003              2002
                                                                          --------          --------
                                                                                 (unaudited)
Cash flows from operating activities:
Net loss ........................................................         $ (6,745)         $ (9,543)
  Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization ............................            4,444             4,952
       Amortization of deferred compensation ....................               --               270
       Capital loss (gain), net .................................              (18)                1
       Decrease in liability for severance pay, net .............              (16)              (66)
       Provision for losses on accounts receivable ..............               42                30
  Changes in assets and liabilities:
       Decrease in accounts receivable ..........................              265               284
       Decrease in other current assets .........................               23               536
       Increase in accounts payable .............................             (318)           (1,218)
       Decrease (increase) in deferred revenues .................               83              (185)
       Decrease in current liabilities ..........................             (408)             (398)
                                                                          --------          --------
                                                                             4,097             4,206
                                                                          --------          --------
  Net cash used in operating activities .........................           (2,648)           (5,337)
                                                                          --------          --------
Cash flows from investing activities:
       Purchase of property and equipment .......................             (244)             (399)
       Proceeds from sale of property and equipment .............               35                 8
        Decrease (increase) in deposits .........................               (3)                4
                                                                          --------          --------
   Net cash used in investing activities ........................             (212)             (387)
                                                                          --------          --------
Cash flows from financing activities:
       Decrease in short-term investments, net ..................              383            13,850
       Proceeds from exercise of employee stock options .........              122                --
                                                                          --------          --------
  Net cash provided by (used in) financing activities ...........              505           (13,850)
                                                                          --------          --------
Decrease in cash and cash equivalents ...........................           (2,355)           (8,126)
Cash and cash equivalents at beginning of year ..................            5,681            13,583
                                                                          --------          --------
Cash and cash equivalents at end of year ........................         $  3,326          $ 21,709
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

         If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

                                                                         Three Months Ended                  Nine Months Ended
                                                                            September 30,                       September 30,
                                                                       2003              2002              2003              2002
                                                                     --------          --------          --------          --------
   Net Income (Loss):
     Reported net income (loss) ............................         $ (1,867)         $ (2,708)         $ (6,745)         $ (9,543)
     Add stock-based employee compensation expense,
       included in reported net income, net of tax .........               --                --                --               270
     Deduct stock-based employee compensation expense
       determined under fair value method, net of tax ......             (127)             (311)             (531)             (946)
                                                                     --------          --------          --------          --------

     Pro forma net income (loss) ...........................         $ (1,994)         $ (3,019)         $ (7,276)         $(10,219)
                                                                     ========          ========          ========          ========

   Net income (loss) per share:
     Basic and diluted, as reported ........................         $  (0.06)         $  (0.09)         $  (0.23)         $  (0.33)
     Basic and diluted, pro forma ..........................         $  (0.07)         $  (0.10)         $  (0.25)         $  (0.35)
                                                                     --------          --------          --------          --------

         For the purpose of presenting pro forma information required under SFAS 123, the fair value option grant has been estimated on the date of grant using the Black Scholes option pricing model for grants made after the Company became a public entity. The following assumptions were used for the nine and three months periods ended September 30, 2002: dividend yield of 0.00% for all periods; risk free interest rate of 4.8% for all periods; an expected life of 3 years for all periods; a volatility rate of 150% for the periods. During the nine and three months ended September 30, 2003 there were no new option grants.

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


Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues

         Revenues decreased approximately $0.4 million or 4.1% to approximately $9.3 million for the nine months ended September 30, 2003 from approximately $9.7 million for the nine months ended September 30, 2002. Revenues from enhanced IP communications services (including our Hosted Communications Solution) increased by approximately $0.3 million or 3.5% to approximately $8.9 million for the nine months ended September 30, 2003 from approximately $8.6 million for the nine months ended September 30, 2002, due to a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base.

         Revenues from carrier transmission services, decreased by approximately $0.7 million or 63.6% to approximately $0.4 million for the nine months ended September 30, 2003 from approximately $1.1 million for the nine months ended September 30, 2002, due primarily to decreased demand from a smaller customer base. No customer accounted for greater than 10% of our revenues during these periods.

Costs and Operating Expenses

         Cost of revenues. Cost of revenues decreased by approximately $1.1 million or 15.9% to approximately $5.8 million for the nine months ended September 30, 2003 from approximately $6.9 million for the nine months ended
September 30, 2002, due to both a decrease in the amount of carrier traffic being terminated, and lower pricing from suppliers.

         Research and development expenses. Research and development expenses decreased by approximately $0.8 million or 30.8% to approximately $1.8 million for the nine months ended September 30, 2003 from approximately $2.6 million for the nine months ended September 30, 2002, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

         Selling and marketing expenses. Selling and marketing expenses decreased by approximately $0.5 million or 16.7% to approximately $2.5 million for the nine months ended September 30, 2003 from approximately $3.0 million for the nine months ended September 30, 2002, due to a decrease in our branding and promotional activities.

         General and administrative expenses. General and administrative expenses (exclusive of non-cash compensation expenses) decreased slightly by approximately $0.1 million or 5.9% to approximately $1.6 million for the nine months ended September 30, 2003 from approximately $1.7 million for the nine months ended September 30, 2002, primarily due to decreased personnel costs, somewhat offset by increased professional fees.

         Non-cash compensation expenses. There were no non-cash compensation expenses for the nine months ended September 30, 2003 compared to approximately $270,000 for the nine months ended September 30, 2002, due to the completed amortization of costs incurred during 1998 and 1999 related to the grants of options and warrants below the then fair market value during those periods.

         Depreciation and amortization. Depreciation and amortization decreased by approximately $0.6 million or 12.0% to approximately $4.4 million for the nine months ended September 30, 2003 from approximately $5.0 million for the nine months ended September 30, 2002.


Loss from Operations

         Loss from operations decreased by approximately $3.0 million or 30.3% to approximately $6.9 million for the nine months ended September 30, 2003 from approximately $9.9 million for the nine months ended September 30, 2002, due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

Interest Income, Net

         Interest income, net decreased by approximately $156,000 or 41.3% to approximately $219,000 for the nine months ended September 30, 2003 from approximately $375,000 for the nine months ended September 30, 2002, due primarily to lower interest rates earned on the reduced balance of the remaining proceeds from our initial public offering.

Income Taxes, Net

         We paid net income taxes of approximately $46,000 for the nine months ended September 30, 2003 compared to approximately $56,000 for the nine months ended September 30, 2002.

Net Loss

         Net loss decreased by approximately $2.8 million or 29.5% to approximately $6.7 million for the nine months ended September 30, 2003 from approximately $9.5 million for the nine months ended September 30, 2002 due to the foregoing factors.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues

         Revenues increased approximately $0.1 million or 3.1% to approximately $3.3 million for the three months ended September 30, 2003 from approximately $3.2 million for the three months ended September 30, 2002. Revenues from enhanced IP communications services (including our Hosted Communications Solution) increased by approximately $0.3 million or 10.3% to approximately $3.2 million for the three months ended September 30, 2003 from approximately $2.9 million for the three months ended September 30, 2002, due to a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base.

         Revenues from carrier transmission services, decreased by approximately $0.3 million or 75.0% to approximately $0.1 million for the three months ended
September 30, 2003 from approximately $0.4 million for the three months ended September 30, 2002, due primarily to a decreased demand from a somewhat smaller customer base. No customer accounted for greater than 10% of our revenues during these periods.

Costs and Operating Expenses

         Cost of revenues. Cost of revenues decreased by approximately $0.2 million or 9.1% to approximately $2.0 million for the three months ended September 30, 2003 from approximately $2.2 million for the three months ended September 30, 2002, due to both a decrease in the amount of carrier traffic being terminated, and lower pricing from suppliers.

         Research and development expenses. Research and development expenses decreased by approximately $0.2 million or 27.2% to approximately $0.6 million for the three months ended September 30, 2003 from approximately $0.8 million for the three months ended September 30, 2002, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

         Selling and marketing expenses. Selling and marketing expenses increased by approximately $0.1 million or 12.5% to approximately $0.9 million for the three months ended September 30, 2003 from approximately $0.8 million for the three months ended September 30, 2002, due to a decrease in our branding and promotional activities.

         General and administrative expenses. General and administrative expenses (exclusive of non-cash compensation expenses) decreased slightly by approximately $0.1 million or 16.7% to approximately $0.5 million for the three months ended September 30, 2003 from approximately $0.6 million for the three months ended September 30, 2002, primarily due to decreased personnel costs, somewhat offset by increased professional fees.

         Non-cash compensation expenses. There were no non-cash compensation expenses for the three months ended September 30, 2003 and for the three months ended September 30, 2002, due to the completed amortization of costs incurred during 1998 and 1999 related to the grants of options and warrants below the then fair market value during those periods.

         Depreciation and amortization. Depreciation and amortization decreased slightly by approximately $0.4 million or 23.5% to approximately $1.3 million for the three months ended September 30, 2003 from approximately $1.7 million for the three months ended September 30, 2002.


Loss from Operations

         Loss from operations decreased by approximately $1.0 million or 34.5% to approximately $1.9 million for the three months ended September 30, 2003 from approximately $2.9 million for the three months ended September 30, 2002, due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

Interest Income, Net

         Interest income, net decreased by approximately $121,000 or 62.4% to approximately $73,000 for the three months ended September 30, 2003 from approximately $194,000 for the three months ended September 30, 2002, due primarily to lower interest rates earned on the reduced balance of the remaining proceeds from our initial public offering.

Income Taxes, Net

         We paid net income taxes of approximately $24,000 for the three months ended September 30, 2003 compared to approximately $45,000 for the three months ended September 30, 2002.

Net Loss

         Net loss decreased by approximately $0.8 million or 29.6% to approximately $1.9 million for the three months ended September 30, 2003 from approximately $2.7 million for the three months ended September 30, 2002 due to the foregoing factors.

Liquidity and Capital Resources

         Since our inception in March 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of September 30, 2003, we had an accumulated deficit of approximately $146 million. We anticipate that we will continue to incur operating and net losses as we continue to implement our growth strategy.

         As of September 30, 2003, we had cash and cash equivalents of approximately $3.3 million, marketable securities and other short-term investments of approximately $15.2 million and working capital of approximately $15.2 million. We generated negative cash flow from operating activities of approximately $2.6 million during the nine months ended September 30, 2003 compared with approximately $5.3 million during the nine months ended September 30, 2002. Accounts receivable were approximately $0.3 million and $0.7 million at September 30, 2003 and September 30, 2002, respectively.

         Our capital expenditures were reduced to approximately $244,000 in the nine months ended September 30, 2003 from the approximately $399,000 expended in the nine months ended September 30, 2002 as we continued to improve our overall utilization of our existing domestic and international network infrastructure.

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

         o our expense trends remain at or near the rates of our third quarter 2003 rates, which were significantly reduced during the past twelve months through reductions in personnel, curtailment of discretionary expenditures, and reduced network rent and termination rates from our carriers; and

         o our net cash-burn rate, which was significantly reduced during the past twelve months due to the foregoing factors to approximately $0.6 million in the third quarter of 2003, continues to improve throughout the remainder of 2003 and beyond.

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

          (b)  Changes in Internal Controls.

         There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         As of September 30, 2003, we had used approximately $34 million of the net proceeds for sales, marketing and promotional activities, $20 million for capital expenditures and $15 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's security holders during the third quarter of 2003.

Item 5.  Other Information

         During the quarterly period ended September 30, 2003, Paul White's employment agreement with the Company was extended until March 1, 2005.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

         The following exhibits are filed herewith:

Exhibit
Number   Description
------   -----------

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K. The following report was filed on Form 8-K during the quarter ended September 30, 2003:

         On August 7, 2003, we filed a Form 8-K under Item 9 regarding a press release announcing our financial results and other data for the quarter ended June 30, 2003, as well as financial guidance for the quarter ending September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DELTATHREE, INC.


Date:  November 6, 2003                 By: /s/ Paul C. White
                                            ---------------------------------
                                            Name: Paul C. White
                                            Title: Chief Financial Officer

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