Form 10-K/A
period 2002-12-31
DELTATHREE INC
filed 2003-12-02
CIK 1086740

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                   FORM 10-K/A
                         (Amendment No. 2 to Form 10-K)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                        Commission File Number: 000-28063

                                DELTATHREE, INC.
               (Exact name of registrant as specified in charter)

Delaware                                                     13-4006766
--------                                                     ----------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification no.)

75 Broad Street, 31st Floor
New York, New York 10004                                     10004
------------------------                                     -----
(Address of principal executive offices)                     (Zip code)
                                                              -----------
                                 -------------

       Registrant's telephone number, including area code: (212) 500-4850

Securities registered pursuant to Section 12(b) of the Act:

         None.

Securities registered pursuant to Section 12(g) of the Act:

                                             Name of Each Exchange on Which the
Title of Each Class                          Securities are Registered
-------------------                          -------------------------
Class A Common Stock, par value              Nasdaq SmallCap Market
$0.001 per share

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

         The number of shares outstanding of the Registrant's capital stock as of April 21, 2003 is as follows:

Title of Each Class                          Number of Shares Outstanding
                                             at April 21, 2003
Class A Common Stock, $0.001 par value       29,180,896

                                EXPLANATORY NOTE

         deltathree, Inc. (the "Company") hereby amends Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2002 (the "Original Filing") filed with the Securities and Exchange Commission on March 31, 2002, as amended on April 1, 2003. Item 15 of Part IV is hereby amended by deleting Item 15 in its entirety and replacing it with the Item 15 set forth herein. Any Item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

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

         (a)(3)  Exhibits.

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit
Number         Description
------         -----------
3.1.1*         Form of Restated Certificate of Incorporation of deltathree, Inc.
3.1.2***       Form of Amendment to Restated Certificate of Incorporation of deltathree, Inc.
3.2*           Form of Amended and Restated By-laws of deltathree, Inc.
4.1*           Specimen Certificate of Common Stock.
4.2*           Specimen Certificate of Class B Common Stock.
10.1*          Form of deltathree, Inc. 1999 Stock Incentive Plan.
10.2*          Form of deltathree, Inc. 1999 Employee Stock Purchase Plan.
10.3*          Form of deltathree, Inc. 1999 Performance Incentive Plan.
10.4*          Form of deltathree, Inc. 1999 Directors' Plan.
10.5*          Employment Agreement, effective as of April 1, 1999, between Noam Bardin and deltathree, Inc.
10.6**         Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Noam Bardin and deltathree, Inc.
10.7*          Employment Agreement, effective as of April 1, 1999, between Shimmy Zimels and deltathree, Inc.
10.8**         Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Shimmy Zimels and deltathree, Inc.
10.9**         Employment Agreement, effective as of August 28, 2000, between Paul White and deltathree, Inc.
10.10#         Amendment No. 2 to Employment Agreement, effective as of March 25, 2002, between Shimmy Zimels and deltathree, Inc.
10.11#         Amendment No. 3 to Employment Agreement, effective as of September 1, 2002, between Shimmy Zimels and deltathree,
               Inc.
10.12#         Amendment No. 1 to Employment Agreement, effective as of  September 1, 2002, between Paul C. White and deltathree,
               Inc.
23.1           Consent of Brightman Almagor & Co.
31.1           Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32             Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

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

         (b) Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on December 1, 2003.

                                         DELTATHREE, INC.


                                      By: /s/ Paul C. White
                                         -------------------------------------
                                         Paul C. White, Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DELTATHREE, INC.




                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001                F-3

Consolidated Statements of Operations for the years ended                   F-4
 December 31, 2002, 2001 and 2000

Statements of Changes in Stockholders' Equity  for the years ended          F-5
 December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended                   F-6
 December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements                                  F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and stockholders of Deltathree, Inc.

We have audited the accompanying consolidated balance sheets of Deltathree, Inc. ("the Company") and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



Brightman Almagor & Co.
Certified Public Accountants
A member of Deloitte Touche Tohmatsu





Tel Aviv, Israel
March, 10, 2003

                                DELTATHREE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
                                                               2002          2001
                                                              -------       -------
                                                                ($ in thousands)
ASSETS
Current assets:
 Cash and cash equivalents ................................   $   5,681    $  13,583
 Short-term investments ...................................      15,552       14,192
 Accounts receivable, net (Note 3) ........................         652        1,092
 Prepaid expenses and other current assets (Note 4) .......         760        1,264
                                                              ---------    ---------
    Total current assets ..................................      22,645       30,131
                                                              ---------    ---------
Property and equipment:
 Telecommunications equipment .............................      14,344       14,068
 Furniture, fixtures and other ............................         570          591
 Leasehold improvements ...................................       4,615        4,631
 Computers hardware & software ............................       6,891        6,751
                                                              ---------    ---------
                                                                 26,420       26,041
 Less accumulated depreciation ............................     (16,968)     (10,406)
                                                              ---------    ---------
      Property and equipment, net .........................       9,452       15,635
                                                              ---------    ---------
Deposits ..................................................         100          103
                                                              ---------    ---------
     Total assets .........................................   $  32,197    $  45,869
                                                              =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable .........................................   $   2,306    $   3,417
 Deferred revenues ........................................         334          505
 Other current liabilities (Note 5) .......................       2,330        2,835
                                                              ---------    ---------
    Total current liabilities .............................       4,970        6,757
                                                              ---------    ---------
Long-term liabilities:
 Severance pay obligations (Note 6) .......................         113          191
                                                              ---------    ---------
    Total liabilities .....................................       5,083        6,948
                                                              ---------    ---------
Commitments and contingencies (Note 7)

Stockholder's equity: (Note 8)
Share capital:
 Class A Common stock, - par value
$0.001; authorized 200,000,000 shares;
   issued and outstanding: 29,143,206
at December 31, 2001;
   9,465,099 at December 31, 2000 ........................          29           29
 Class B Common stock - par value $0.001; authorized
    200,000,000; issued and outstanding: 19,569,459 at
    December 31, 2000; ....................................        --           --
 Preferred stock, par value $0.001;
authorized 25,000,000 shares;
   issued and outstanding: no shares at ...................        --           --
December 31, 2001 and 2000
 Additional paid-in capital ...............................     166,801      166,801
 Deferred compensation ....................................        --           (270)
 Accumulated deficit ......................................    (139,506)    (127,429)
                                                              ---------    ---------
                                                                 27,324       39,131
Treasury stock at cost: 257,600 shares
of Class A Common Stock as of
  December 31, 2001 and 2000...............................        (210)        (210)
                                                              ---------    ---------
Total stockholder's equity ................................      27,114       38,921
                                                              ---------    ---------
Total liabilities and stockholder's equity.................   $  32,197    $  45,869
                                                              =========    =========



    The accompanying notes are an integral part of these financial statements

                                DELTATHREE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year ended December 31,
                                                                             -----------------------
                                                                      2 0 0 2           2 0 0 1          2 0 0 0
                                                                      -------           -------          -------
                                                                         (US$ in thousands, except share and
                                                                                    per share data)

Revenues: (Note 13)
  Affiliates ....................................................   $       --      $      1,669    $     13,977
  Non-affiliates ................................................         12,929          13,991          16,399
                                                                    ------------      ----------      ----------

Total revenues ..................................................         12,929          15,660          30,376

Costs and operating expenses:
 Cost  of revenues,  (exclusive of $18,934 an  13,486   24,932
depreciation include in a separate line below, respectively)
 Research and development expenses, (Note 9) ....................          3,435           5,648           6,625
 Selling and marketing expenses .................................          3,910           7,800          20,548
 General and administrative expenses (exclusive of
  non-cash compensation expense shown below) ....................          2,158           6,982           6,694
 Non-cash compensation expense ..................................            270             825           6,331
 Depreciation and amortization ..................................          6,606           8,996           7,919
 Write-down of fixed assets (Note 10) ...........................           --             1,003            --
 Expenses due to cancellation of agreement with
 a supplier (including non-cash compensation of $1,493) (Note 8b)           --             3,628            --
 Impairment of goodwill (Note 11) ...............................           --             4,151           8,905

Total costs and operating expenses ..............................         25,313          52,519          81,954
                                                                    ------------      ----------      ----------


Loss from operations ............................................        (12,384)        (36,859)        (51,578)

Interest income, net ............................................            448           1,677           3,632
                                                                    ------------      ----------      ----------

Loss before income taxes ........................................        (11,936)        (35,182)        (47,946)

Income taxes (Note 12) ..........................................            141             552             311
                                                                    ------------      ----------      ----------

Net loss ........................................................   $    (12,077)       ($35,734)      ($ 48,257)
                                                                    ============      ==========      ==========

Net loss per share -
 basic and diluted (in US$) .....................................   $      (0.42)        ( $1.23)        ($ 1.67)
                                                                    ============      ==========      ==========

Weighted average number of shares outstanding -
 basic and diluted (number of shares) ...........................     28,888,367      29,035,319      28,832,708
                                                                    ============      ==========      ==========


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
December 31, 2002   ========== ======  ==========  ===== =========  ===========  ========  ======= ==========  ========

* - Less than $ 1 thousand.

                                      F-5
    The accompanying notes are an integral part of these financial statements


                                DELTATHREE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year ended December 31,
                                                                           -----------------------
                                                                   2 0 0 2          2 0 0 1           2 0 0 0
                                                                   -------          -------           -------
                                                                               (US$ in thousands)

Cash flows from operating activities:
Net loss                                                          $ (12,077)       ( $35,734)       ( $ 48,257)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization                                         6,606            8,996             7,919
Write-down of fixed assets                                               --            1,003                --
Impairment of goodwill                                                   --            4,151             8,905
Amortization of deferred compensation                                   270            2,318             6,331
Capital loss (gain), net                                                (56)               1                11
Increase (decrease) in liability for severance pay, net                 (78)             (22)              (39)
Provision for losses on accounts receivable                              81            1,104               199
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                              359            1,272            (2,541)
Decrease (increase) in other current assets and
  due from affiliates                                                   504              928              (168)
Increase (decrease) in accounts payable                                (975)          (3,053)           (2,656)
Decrease in deferred revenues                                          (171)            (254)             (287)
Increase (decrease) in current liabilities and due to affiliates       (667)          (3,965)            1,860
                                                                  ------------     ----------       -----------
                                                                      5,873           13,028            24,846

                                                                  ------------     ----------       -----------
Net cash used in operating activities                                (6,204)         (22,703)          (23,411)
                                                                  ------------     ----------       -----------

Cash flows from investing activities:
Purchase of property and equipment                                     (403)          (1,558)          (13,585)
Proceeds from sale of property and equipment                             62              467                54
Proceeds from sale of investment                                         --               --               150
Increase (decrease) in deposits                                           3              (30)             (385)

                                                                  ------------     ----------       -----------
Net cash used in investing activities                                  (338)          (1,121)          (12,996)
                                                                  ------------     ----------       -----------

Cash flows from financing activities:
Decrease (increase) in short-term investments                        (1,360)         (16,692)          (19,266)
Repayment) of short-term debt from affiliates                            --               --           (14,752)
Expenses relating to share issuance in 1999                              --               --              (272)
Purchase of treasury stock                                               --             (210)               --
Proceeds from exercise of employee options                               --               68             1,597

                                                                  ------------     ----------       -----------
Net cash provided by (used in) financing activities                  (1,360)         (16,550)          (32,693)
                                                                  ------------     ----------       -----------

Increase (decrease) in cash and cash equivalents                     (7,902)          (7,274)          (69,100)
Cash and cash equivalents at beginning of year                       13,583           20,857            89,957

                                                                  ------------     ----------       -----------
Cash and cash equivalents at end of year                          $   5,681        $  13,583        $   20,857
                                                                  ============     ==========       ===========
Supplemental disclosures of
cash flow information:
Cash paid for:
  Interest                                                        $      --        $      --        $    1,332
  Taxes                                                           $     236        $     552        $      311
Supplemental schedule of
non cash investing and financing activities:
  Acquisition of fixed assets on credit                           $     194        $      --                --
  Assets purchased in exchange for a receivable                   $      --        $      --        $    2,500
  Assets purchased in exchange for shares (See Note 13)           $      --        $      --        $   10,500


    The accompanying notes are an integral part of these financial statements

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1     -  The Company

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

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2     -  Summary of significant accounting policies (Cont.)
------     -  --------------------------------------------------

                     revenues and expenses during the reporting period. Actual results could differ from those estimates.
 Note 2-      Summary of significant accounting policies (Cont.)

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

              e. Cost of revenues

                     Cost of revenues is comprised primarily of access, transmission and termination costs based on actual minutes in addition to monthly circuit lease costs.
              f. Research and development expenses

                     Research and development expenses are expensed as incurred.

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

              j. Impairment of long-lived assets

                     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) which requires that long-lived assets, to be held and used by an entity, be reviewed for impairment and, if necessary, written down to the estimated fair values, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. The adoption of SFAS 144 did not have a material effect on the Company's consolidated financial position or results of operations.
                     At each reporting date, or more frequently, as circumstances dictate, the Company assesses the recoverability of its long-lived assets by comparing the undiscounted cash flows associated with such assets against their respective carrying values. An impairment charge, if any, is recorded based on the carrying value over the fair value of the assets.

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2     -  Summary of significant accounting policies (Cont.)
------     -  --------------------------------------------------

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

              l. Net loss per share

                     Basic and diluted net loss per share have been computed in accordance with SFAS No. 128, "Earnings Per Share", using the weighted average number of common stock outstanding. Diluted earnings per share give effect to all potential dilutive issuances of ordinary shares that were outstanding during the period. A total of - 75,000, 168,212 and 832,600 incremental shares were excluded from the calculation of diluted net loss per ordinary share for 2002, 2001 and 2000 respectively.

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

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2     -  Summary of significant accounting policies (Cont.)
------     -  --------------------------------------------------

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

                     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure--as Amendment to FAS 123." SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

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

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2     -  Summary of significant accounting policies (Cont.)
------     -  --------------------------------------------------

p.       Effects of recently issued accounting standards (Cont.)

                     If compensation cost for the Company's stock options and restricted units had been determined based on fair value at the grant date in accordance with SFAS No. 123 provisions as amended by SFAS No. 148, the Company's pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:

                                                                                              December 31,
                                                                                              ------------
                                                                               2 0 0 2          2 0 0 1           2 0 0 0
                                                                               -------          -------           -------
                                                                                           (US$ in thousands)
                     Net loss:
                     As reported                                                $ (12,077)        $ (35,734)      $  (48,257)
                     Pro forma                                                  $ (13,909)        $ (38,343)      $  (34,357)

                     Net loss per share - basic and diluted:
                     As reported                                                $   (0.42)        $   (1.23)       $   (1.67)
                     Pro forma                                                  $   (0.48)        $   (1.35)       $   (1.75)

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

q.       Reclassifications

                     Certain previously reported amounts have been reclassified to conform with the 2001 presentation.

Note 3     -  Accounts receivable, net

              Accounts receivable are stated net of an allowance for doubtful accounts of $81,000 and 1,356,000 at December 31, 2002 and 2001,
              respectively.


Note 4     -  Prepaid expenses and other current assets

              Prepaid expenses and other current assets consist of the following:

                                                      December 31,
                                                   -----------------
                                                   2 0 0 2   2 0 0 1
                                                   -------   -------
                                                   (US$ in thousands)


Government of Israel (VAT refund and other) .....   $   26   $   57
Deposits with suppliers .........................      378      380
Prepaid expenses ................................      350      714
Other ...........................................        6      113
                                                   -------  ---------
  Total prepaid expenses and other current assets   $  760   $1,264
                                                   =======  =========

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5     -  Other current liabilities

              Other current liabilities consist of the following:

                                                    December 31,
                                                 -----------------
                                                 2 0 0 2   2 0 0 1
                                                 -------   -------
                                                 (US$ in thousands)

              Accrued expenses ................   $  977   $1,143
              Employees and related expenses ..    1,127    1,582
              Other ...........................      226      110
                                                  ------   ------
              Total other current liabilities     $2,330   $2,835
                                                  ======   ======


Note 6     -  Severance pay obligations

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

              Expenses relating to employee termination benefits were $ 5,000, $ 128,000 and $ 101,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

              The aggregate value of the insurance policies as of December 31, 2002 and 2001 was $408,000 and $366,000 respectively.



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

                     In addition, the Company leases offices in Israel at an annual cost of $ 292,000. The lease term extends until February 2003, with an option to extend the lease for an additional five years. In June 2002 the Company signed an extension agreement for additional three years, commencing February 2003, at an annual cost of $185,000.

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-       Commitments and contingencies (Cont.)



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

              c. Other marketing and cooperation agreements

                     The Company has entered into marketing and cooperation agreements with various other companies that maintain sites on the Web. Pursuant to certain of these agreements, the Company is obligated to pay commissions based on revenues derived from such Web links.
Note 7-       Commitments and contingencies (Cont.)

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

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

              c.     Stock Options

                     In November 1999, the Company adopted the 1999 Stock Incentive Plan ("the Plan"). Under the Plan, 4,000,000 shares of Class A were reserved for issuance upon exercise of awards to be granted. In addition, the Company's compensation committee may grant both incentive and non-incentive stock options for shares of Class A common stock of the Company. The options generally have a term of seven years and become exercisable in three equal installments commencing on the first anniversary of the date of the grant. The purchase price per share payable upon exercise of an option is no less than the fair market value of the share at the date of grant. As of December 31, 2002, options to purchase 3,449,520 shares of Class A were outstanding with exercise prices ranging between $ 0.004 and $15.00 per share.

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8     -  Stockholders' equity (contd.)

       d. A summary of the status of the Company's stock option plans as of December 31, 2002 and 2001 and changes during the years then ended, is presented below:

                                         December 31, 2002            December 31, 2001             December 31, 2000
                                         -----------------            -----------------             -----------------
                                                     Weighted                     Weighted                      Weighted
                                                     average                       average                       average
                                                     Exercise                     Exercise                      Exercise
                                       Shares         price          Shares         price         Shares          price

Options outstanding at
    beginning of year                  2,591,205           4.24      1,626,843   8.72           1,952,537         $  7.54
Granted during the year                1,335,348           0.98      1,978,416   3.68             475,000            7.85
Exercised during the year                 16,566          0.004         50,961   0.004            319,229            4.10
Forfeited during the year                460,467           5.20        963,093   8.77             481,465            6.54
                                      -----------    -----------    ----------- ---------     -------------  --------------
Outstanding at end of year             3,449,520           2.87      2,591,205   4.24           1,626,843         $  8.72
                                      ===========    ===========    ==========  =========     =============  ==============
Weighted average fair value
 of options granted during the
    year                                $  0.95                      $   2.39                     $  4.00


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

Note 9     -  Research and development expenses

                     Research and development expenses consist of the following:

                                                                                      Year ended December 31,
                                                                                      -----------------------
                                                                             2 0 0 2          2 0 0 1          2 0 0 0
                                                                             -------          -------          -------
                                                                                       (US$ in thousands)
                     Salaries and related expenses                           $ 2,462         $ 3,255           $ 5,388
                     Consulting and advisory fees                                 78             655                 -
                     Travel                                                       41             126               344
                     Other                                                       854           1,612               893

                       Total research and development expenses               $ 3,435         $ 5,648           $ 6,625


                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10    -  Write-down of fixed assets

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

              b. In accordance with SFAS No. 109, the components of deferred income taxes are as follows:

                                                                     December 31,
                                                                     ------------
                                                                2 0 0 2        2 0 0 1
                                                               ---------      -------
                                                                   (US$ in thousands)



              Net operating losses carryforwards               $   45,595     $  41,245
              Less valuation allowance                            (45,595)      (41,245)
                                                               ----------     ---------

              Net deferred tax assets                          $       --     $      --
                                                               ==========     =========

              As of December 31, 2002 and 2001 a valuation allowance of $45,595,000 and $41,245,000 respectively, is provided as the realization of the deferred tax assets are not assured.

c.       Loss before income taxes:

                                                 Year ended December 31,
                                                 -----------------------
                                        2 0 0 2          2 0 0 1       2 0 0 0
                                        -------          -------       -------
                                                    (US$ in thousands)

                  Domestic             $ 9,820          $ 26,330        $45,087
                  Foreign                2,116             8,852          2,859
                                        11,936            35,182        $47,946
                                       =======          ========        =======

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13    -  Segment reporting, geographical information and major customers
-------       ---------------------------------------------------------------

              The Company operates in a single industry segment, IP communications services, and makes business decisions and allocates resources accordingly.

              The following table summarizes the Company's revenues and long-lived assets by country. Revenue is attributed to geographic region based on the location of the customers. Long-lived assets are attributed to geographic region based on the country in which the assets are located.


                                            Year ended December 31,
                                         ----------------------------
                                         2 0 0 2    2 0 0 1   2 0 0 0
                                         -------    -------   -------
                                             (US$ in thousands)


        United States ................   $ 5,077   $ 9,123   $20,862
        Europe .......................       984     2,654     5,289
        Argentina ....................       903      --        --
        Far east .....................     1,109     1,413     3,162
        Middle East ..................     3,041     1,457       585
        Other ........................     1,815     1,013       478
                                         -------   -------   -------
        Total revenues ...............   $12,929   $15,660   $30,376
        Revenues from major customers:
                                         -------   -------   -------
        Affiliates ...................   $  --     $ 1,669   $13,977
                                         =======   =======   =======

                                       December 31,
                                    -----------------
                                    2 0 0 2   2 0 0 1
                                    -------   -------
                                    (US$ in thousands)

        Long-lived assets:
        United States ...........   $ 7,054   $11,864
        Israel ..................     1,554     1,797
        Europe ..................       690     1,426
        Other ...................       154       548
                                    -------   -------
          Total long-lived assets   $ 9,452   $15,635
                                    =======   =======