Form 10-K
period 2003-12-31
DELTATHREE INC
filed 2004-03-30
CIK 1086740

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-K

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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


      Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the Class A common stock held by non-affiliates of the Registrant based upon the closing price of the Class A common stock as reported by The Nasdaq Stock Market on June 30, 2003 was $5,377,878. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's Class A common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

      The number of shares outstanding of the Registrant's capital stock as of March 26, 2004 is as follows:

                                                    NUMBER OF SHARES OUTSTANDING
TITLE OF EACH CLASS                                 AT MARCH 26, 2004
-------------------                                 -----------------

Class A Common Stock, $0.001 par value              29,574,824

                       DOCUMENTS INCORPORATED BY REFERENCE

      The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held in 2004.


                                DELTATHREE, INC.
                         2003 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                            PAGE
                                                                                                                            ----
                                     PART I
ITEM 1.        Business.....................................................................................................  4
ITEM 2.        Properties................................................................................................... 15
ITEM 3.        Legal Proceedings............................................................................................ 15
ITEM 4.        Submission of Matters to a Vote of Security Holders.......................................................... 15

                                     PART II
ITEM 5.        Market for Registrant's Common Equity and Related Stockholder Matters........................................ 17
ITEM 6.        Selected Financial Data...................................................................................... 19
ITEM 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations........................ 20
ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk................................................... 34
ITEM 8.        Financial Statements and Supplementary Data.................................................................. 35
ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................... 35
ITEM 9A        Controls and Procedures...................................................................................... 35

                                    PART III
ITEM 10.       Directors and Executive Officers of the Registrant........................................................... 36
ITEM 11.       Executive Compensation....................................................................................... 36
ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters............... 36
ITEM 13.       Certain Relationships and Related Transactions............................................................... 36
ITEM 14.       Principal Accounting Fees and Service........................................................................ 36

                                     PART IV
ITEM 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................................. 37

Index to Consolidated Financial Statement                                                                                    F-1

                                DELTATHREE, INC.
                         2003 ANNUAL REPORT ON FORM 10-K

      The statements in this annual report that are not descriptions of historical facts may be forward-looking statements. Those statements involve substantial risks and uncertainties. You can identify those statements by the fact that they contain words such as "anticipate," "believe," "estimate," "expect," "intend," "project" or other terms of similar meaning. Those statements reflect management's current beliefs, but are based on numerous assumptions, which we cannot control and that may not develop as we expect. Consequently, actual results may differ materially from those projected in the forward--looking statements. Among the factors that could cause actual results to differ materially are: uncertainty of financial estimates and projections, the competitive environment for Internet telephony, our limited operating history, changes of rates of all related telecommunications services, the level and rate of customer acceptance of new products and services, legislation that may affect the Internet telephony industry, rapid technological changes, and the risks, uncertainties and other matters discussed below under "Risk Factors" and elsewhere in this annual report and in our other periodic reports filed with the U.S. Securities and Exchange Commission.


                                     PART I


ITEM 1. BUSINESS

GENERAL

      We are a provider of integrated Voice over Internet Protocol (VoIP) telephony services. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol
(IP) telephony services. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. Our business currently includes: the provision of enhanced Web-based and other communications services to individual consumers under our iConnectHere brand name; the provision of enhanced Web-based and other communications services to international resellers, under either their own brand name, a white-label brand, and/or our iConnectHere brand name; the provision of a total "Hosted Communications Solution" that enables resellers, corporate customers and service providers to offer private label telecommunications to their customer bases, and; the transmission of voice and data traffic for communications carriers.

      We have built a privately-managed, global network using IP technology and offer our customers a unique suite of IP telephony products, including:
PC-to-Phone, Phone-to-Phone, and Broadband Phone. We differentiate ourselves from our competitors by providing a robust set of value-added services that enables us to effectively address the challenges that have traditionally made the provision of telecommunications services difficult. These operations management tools include: account provisioning; e-commerce based payment processing systems; billing and account management; and customer care. We are able to provide our services at a cost to users that is generally lower than that charged by traditional carriers because we minimize our network costs by using efficient packet-switched technology and we generally avoid local access charges and by-pass international settlement charges by routing international long distance calls over our privately-managed network.

      Prior to 1999, our focus was to build a privately-managed, global network utilizing IP technology, and our business primarily consisted of carrying and transmitting traffic for communications carriers over our network. Beginning in 1999, we began to diversify our offerings by layering enhanced IP telephony services over our network. These enhanced services were targeted at consumers and were primarily accessible through our consumer Web site. During 2000, we began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases. Our privately-managed IP network received the Best Built Public Network Award for excellence in IP services/applications at SUPERCOMM 2000. We were also recognized as the best IP telephony provider by SmartMoney magazine and PC World Magazine during 2000. We were recognized for our innovative Broadband Phone offering during 2001, receiving both the TMC Labs Innovation Award, and the Communications SOLUTIONS(R) magazine Product of the Year Award. In 2001, we continued to enhance our unique strengths through our pioneering work with the Session Initiation Protocol (SIP), an Internet Engineering Task Force standard that has been embraced by industry leaders such as Microsoft and the 3rd Generation Partnership Project (3GPP), which is a global cooperation between six organizational partners who are recognized as the world's major standardization bodies from the United States, Europe, China, Japan and Korea. In 2001, we also announced the launch of our state-of-the-art SIP (Session Initiation Protocol) infrastructure, and we became one of the first service providers to have built an end-to-end SIP network. During 2002, our continuing SIP efforts resulted in our launch of our SIP-based dialer, and in 2003 we continued to add new devices, new features and new calling plans to our offerings. These efforts continue to position us as one of the leading providers of VoIP services.


RECENT DEVELOPMENTS

      As disclosed in a Schedule 13D filing with the SEC, in connection with its periodic review of its portfolio investments, Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd. ("Atarey") has since November 25, 2003 disposed of an aggregate amount of 5,050,000 shares of our Class A common stock. All of the sales of common stock executed after December 15, 2003 were undertaken in accordance with a Rule 10b5-1 Sales Plan of Atarey and pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"). As of the date hereof, Atarey beneficially holds 14,908,752 shares of our common stock, representing approximately 50.8% of our issued and outstanding shares of common stock.

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

      In addition, many smaller service providers have begun to offer low-cost Internet telephony services from PCs to telephones and from telephones to telephones. Many of these service providers, however, offer their services only in certain geographic areas and provide limited services. In addition, many of these service providers rely solely on the public Internet for transmission, rather than a privately-managed IP network. In using only the public Internet rather than a privately-managed IP network for transmission, these service providers have less control over the network management and monitoring functions that are necessary to ensure quality of service.

OUR PRODUCTS AND SERVICES

      PRODUCTS.

      We have built a privately-managed, global network using IP technology and offer our customers a unique suite of IP telephony products. Our enhanced IP communication products (which represented 92.1% and 60.2% of our revenues in 2003 and 2002, respectively) include:

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

      Phone-to-Phone. Our Phone-to-Phone offering enables a user to inexpensively place a call or send a fax from a standard telephone or a fax machine to anywhere in the world. Phone-to-Phone calls originate and terminate on the public switched telephone network (PSTN), but travel primarily over our privately-managed IP network. Similar to our PC-to-Phone product, our Phone-to-Phone product is generally less expensive than services of traditional carriers. Users can access our Phone-to-Phone product by dialing a local or toll-free access number and providing a PIN number. We currently offer toll-free access numbers in Austria, Canada, Finland, France, Germany, Hong Kong, Italy, Sweden, Switzerland, the United Kingdom and the United States. Users are charged for toll and long distance calls on a per-minute basis. We and our private-label partners receive payment for these calls by debiting pre-paid user accounts opened on-line and through the sale of pre-paid calling cards.

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

      ICONNECTHERE

      We began marketing our on-line consumer offering under the iConnectHere brand name in September 2000 in connection with the formal roll-out of our Hosted Communications Solution. At that time, we also decided to eliminate our free on-line service and to move away from a business model focused on consumers with a high acquisition cost. We have positioned iConnectHere as a powerful showcase and test facility for our current and future products and services. iConnectHere demonstrates our products, services and hosting capabilities to other business customers and service providers. Through iConnectHere, an account holder can access PC-to-Phone, Phone-to-Phone, Broadband Phone and the full range of our back-end infrastructure and support. Additionally, iConnectHere permits us to collect usage information on our products and services and enables us to provide our partners with key information and recommendations regarding implementation of our products and services.

      Through iConnectHere, consumer users can:

o sign up for any of our services, including PC-to-Phone, Phone-to-Phone, and Broadband Phone;

o     download our software;

o recharge their accounts, either by entering their credit card information or authorizing automatic recharging;

o     send a PC-to-phone call;

o     check real-time billing and usage information;

o     communicate by e-mail with a customer service representative;

o     view answers to frequently-asked questions.


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

      RESELLER PROGRAM. We offer individuals and businesses the opportunity to become resellers of our services through our reseller program. Resellers are able to purchase bulk iConnectHere account numbers at reseller specific rates that they are then able to resell these accounts to private individuals under the iConnectHere brand, their own brand, or as "white-label" product (i.e., no brand name is indicated).

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

OUR HOSTED COMMUNICATIONS SOLUTION

      Our "Hosted Communications Solution" leverages our VoIP expertise and delivers to our resellers, corporate customers and service providers a highly customizable, private-label suite of VoIP products and services. Using our award-winning infrastructure, we enable these enterprises to offer their customers any combination of our basic products and services, accessible through a single account. We believe that our Hosted Communications Solution brings our customers the value-added services they need to leverage their strong customer bases and generate new revenues. We have dedicated significant resources to this area of our business and anticipate significant growth in the number of businesses to which we provide our Hosted Communications Solution.

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

      During 2001, in conjunction with our relationship with Microsoft and over 12 months of work, we rolled out our state of the art SIP (Session Initiation Protocol) infrastructure. Our SIP network currently powers the majority of our offerings, including our Microsoft relationship. The SIP protocol is one of the most advanced VoIP protocols and unlike its predecessors, which were modeled after traditional telephony protocols, SIP has the ability to scale with a distributed architecture and at a lower cost. SIP's superior attributes also include faster and more cost effective development and lower hardware requirements, which allows us to incur lower capital expenditure costs. During 2004, we intend to continue to expand our offerings on this network. At the same time, we continue to build our SIP expertise through relationships with other SIP leaders such as Cisco and Microsoft.

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

      We have registered trademarks for "deltathree(TM)" and "iConnectHere.com(TM)" in the United States. However, these trademarks may not provide adequate protection against competitive technology and may not be held valid and enforceable if challenged. We do not own any registered copyrights.

      To further safeguard our intellectual property, we have a policy that requires our employees to execute confidentiality and technology ownership agreements when they begin their relationships with us.

REGULATORY ENVIRONMENT


      REGULATION OF IP TELEPHONY

      The use of the Internet and private IP networks to provide telephone service is a relatively recent market development. While the provision of voice communication services over the Internet and private IP networks is currently permitted under United States law, some foreign countries have laws or regulations that may prohibit voice communications over the Internet or using private IP networks. Increased regulation of the Internet may slow its growth, particularly if many countries impose restrictive regulations. Increased regulation of the Internet and/or IP telephony providers or the prohibition of Internet and IP telephony in one or more countries, more aggressive enforcement of existing regulations in such countries or our failure or the failure of our network partners to comply with applicable regulations could materially adversely affect our business, financial condition, operating results and future prospects.

United States. Based on information users provide to us when they signed up to use our services, we estimate that approximately 35% of our IP communications services are provided to carriers or users in the United States. We believe that, under United States law, based on specific regulatory classifications and recent regulatory decisions, the IP communications services that we provide constitute information services (as opposed to regulated telecommunications services). As such, our services are not currently regulated by the Federal Communications Commission (FCC) or state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of our operations may be subject to state or federal regulation, including regulation governing universal service funding, payment of access charges, disclosure of confidential communications and tax issues. We cannot assure you that our services will not be regulated in the future. Several efforts have been made or are currently being considered in the United States to enact federal legislation that would either regulate or exempt from regulation communications services provided over the Internet.

      In addition, the FCC is currently considering reforms to universal service funding and may consider whether to impose various types of charges, other common carrier regulations and/or additional operational burdens upon some providers of Internet and IP telephony. The FCC has stated that the development of new technologies, such as IP telephony, may increase the strain on universal service funding. In that regard, the FCC is currently reviewing whether to extend universal service obligations to non-traditional providers such as facilities-based providers of broadband Internet services.

      Several other carriers have asked the FCC to make definitive rulings regarding the classification of their IP telephony services. In response to one of those requests, the FCC determined that a particular free, peer-to-peer IP application is an interstate information service. The FCC's ruling applies only to that particular application and does not affect the regulatory classification of the services we offer. In addition, the FCC has initiated a generic proceeding to investigate the legal and regulatory framework for all IP-enabled services, including IP telephony services. Thus, the regulatory classification issue is now before the FCC. Any ruling by the FCC on the regulatory considerations affecting Internet and IP telephony services will affect our operations and revenues.

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

      State regulatory authorities may also retain jurisdiction to regulate the provision of, and impose charges on, intrastate Internet and IP telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such. Many of the states that have looked at the regulation of IP telephony services have deferred consideration of the issue pending the outcome of the FCC's proceedings. Although, at least one state has ordered that access charges apply to the termination of IP telephony calls provided by a particular carrier and another state has ordered an IP telephony provider to submit to state regulation. The latter decision later was overturned in federal district court and is currently on appeal. In addition, several state commissions have participated in the FCC's proceedings and have advocated imposing traditional common carrier regulation on Internet and IP telephony providers. Rulings by the state commissions on the regulatory considerations affecting Internet and IP telephony services could affect our operations and revenues.

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

      In 2003 the European Commission adopted directives for a new framework for electronic communications regulation that, in part, attempt to harmonize the regulations that apply to services regardless of the technology used by the provider. Under the New Regulatory Framework, there is no distinction in regulation made based upon technology between switched or packet-based networks. As a result, some types of IP telephony services may be regulated like traditional telephony services while others may remain free from regulation. We cannot predict what future actions the European Commission and courts reviewing the New Regulatory Framework may take regarding IP telephony and related matters, or what impact, if any, such actions may have on our business.

      Based on the Commission's current position, we believe that most providers of IP telephony should be subjected to no more than a general authorization or declaration requirement by the European Union Member States. The Member States of the European Union are: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom. However, since the Commission's findings on IP telephony are not binding on the Member States, we cannot assure you that the services provided over our network will not be deemed "voice telephony" subject to heightened regulation by one or more EU Member States. For example, the United Kingdom has opened a proceeding to review the regulation of Internet-based voice services.

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

      OTHER REGULATION AFFECTING THE INTERNET

 United States. Congress has recently adopted legislation that affects certain aspects of the Internet, including on-line content, user privacy, national security and taxation. For example, the extension of the Internet Tax Freedom Act prohibited certain taxes on Internet uses through November 1, 2003. Congress currently is considering whether to extend the Internet tax prohibition and debating the effect of the Internet Tax Freedom Act on IP telephony services. Congress did not temporarily extend the prohibition pending its decision. As a result, some taxes may be able to be imposed on Internet uses until Congress takes further action. We cannot predict whether substantial new taxes will be imposed on our services. In addition, Congress, the FCC and other federal entities are considering other legislative and regulatory proposals that would further affect the Internet, including with regard to broadband networks used to support high-speed Internet access services. Congress is, for example, currently considering legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud and privacy. Various states have adopted and are considering Internet-related legislation.

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

      The market for enhanced Internet and IP communications services is new and rapidly evolving. We believe that the primary competitive factors determining our success in the Internet and IP communications market are:

o     quality of service;

o the ability to meet and anticipate customer needs through multiple service offerings and feature sets;

o     responsive customer care services;

o     price.

      Future competition could come from a variety of companies both in the Internet and telecommunications industries. These industries include major companies who have greater resources and larger subscriber bases than we have, and have been in operation for many years. We also compete in the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing initially on instant messaging, although we expect them to begin to provide PC-to-Phone services, and Broadband phone services.

 IP Telephony Providers. Many companies provide, or are planning to provide, certain portions of the complete communications solution we offer, including, iBasis, Inc., ITXC Corp., Net2Phone, and Vonage.

 Traditional Telecommunications Carriers, and Broadband Services Providers. Several traditional telecommunications companies, including industry leaders such as AT&T, Sprint, Deutsche Telekom, WorldCom and Qwest Communications International, and established broadband services providers, such a Time Warner, Comcast, and Cablevision have announced their intention to offer enhanced Internet and IP communications services in both the United States and internationally. All of these competitors are significantly larger than we are and have:

o     substantially greater financial, technical and marketing resources;

o     larger networks;

o     a broader portfolio of services;

o     stronger name recognition and customer loyalty;

o     well-established relationships with many of our target customers;

o     an existing user base to which they can cross-sell their services.


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

EMPLOYEES

      As of December 31, 2003, we employed 82 full-time and 21 part-time employees, of which 86 were located in Israel, and 17 were located in New York. We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

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

ITEM 2. PROPERTIES

      We maintain our executive offices at 75 Broad Street, New York, New York under a lease with an annual rent of approximately $650,000, increasing annually to $815,000 during the final year of the lease. The lease term extends until July 2010, with an option to extend the lease for an additional five years. In October 2003 we entered into a sub-lease agreement with a third party to sub-lease approximately 30% of the overall the New York office space. The annual sub-lease income is approximately $148,000 for the first year , increasing annually to $168,000 during the final year of the lease and extends until July 2010.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our Annual Meeting of Stockholders (the "Meeting") on December 8, 2003. The following matters were submitted to our stockholders for their vote, and the results of the votes taken at the Meeting were as follows:

(1)   Eight Directors were elected for a term of one year:
      (a)   Noam Bardin: 27,780,683 votes for; 21,616 votes against;
      (b)   Ilan Biran 27,780,683 votes for; 21,616 votes against;
      (c)   Ehud Erez: 27,746,843 votes for; 55,456 votes against;
      (d)   Amir Gera: 27,780,683 votes for; 21,616 votes against;
      (e)   Joshua Maor: 27,780,683 votes for; 21,616 votes against;
      (f)   Lior Samuelson: 27,780,683 votes for; 21,616 votes against; and
      (g)   Shimmy Zimels: 27,780,683 votes for; 21,616 votes against;

(2) The appointment of Brightman Almagor & Co., a member firm of Deloitte & Touche Tohmatsu, as our independent auditors for the fiscal year ending December 31, 2003 was ratified by the following vote: 27,779,3195 votes for; 4,960 votes against; and 18,020 abstentions.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



Market Information

         Our common stock is currently listed on the Nasdaq SmallCap Market under the symbol "DDDC". The listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective on September 17, 2002. Our common stock had traded on the Nasdaq National Market under the symbol "DDDC" since November 22, 1999. We currently meet all criteria for continued inclusion in the Nasdaq SmallCap Market.

         The following table sets forth the per share range of high and low closing sales prices of our common stock for the periods indicated:

                                                             HIGH        LOW
  YEAR ENDED DECEMBER 31, 2001                              -----       -----
       First quarter                                        $3.50       $1.03
       Second quarter                                        1.61        0.60
       Third quarter                                         0.98        0.26
       Fourth quarter                                        0.93        0.52
  YEAR ENDED DECEMBER 31, 2002
       First quarter                                         1.25        0.75
       Second quarter                                        1.08        0.60
       Third quarter                                         0.63        0.34
       Fourth quarter                                        0.90        0.37
  YEAR ENDED DECEMBER 31, 2003
       First quarter                                         0.68        0.48
       Second quarter                                        0.80        0.53
       Third quarter                                         1.95        0.62
       Fourth quarter                                        4.26        1.53
  YEAR ENDED DECEMBER 31, 2003
       First quarter (through March 26th, 2004)              3.43        2.17


      On March 26, 2004, the last reported sale price for our common stock on the Nasdaq SmallCap Market was $2.26 per share. The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders

      As of March 26, 2004, we had approximately 128 holders of record of our common stock. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

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

Equity Compensation Plan Information

      The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2003:


Plan Category             Number of Securities to be   Weighted Average Exercise    Number of Securities
                          Issued Upon Exercise of      Price of Outstanding         Remaining Available for
                          Outstanding Options,         Options, Warrants and        Future Issuance Under
                          Warrants and Rights          Rights                       Equity Compensation Plans
                                                                                    (excluding securities
                                                                                    reflected in first column)
--------------------------------------------------------------------------------------------------------------
Equity Compensation                2,753,130                      $2.55                      1,515,846
Plans Approved by
Security Holders (1)
--------------------------------------------------------------------------------------------------------------
Equity Compensation
Plans not Approved by
Security Holders                      N/A                          N/A                          N/A
--------------------------------------------------------------------------------------------------------------
Total                              2,753,130                      $2.55                      1,515,846
--------------------------------------------------------------------------------------------------------------


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

      Through December 31, 2003, we used approximately $36 million of the net proceeds for sales, marketing and promotional activities, $21 million for capital expenditures and $16 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

ITEM 6. SELECTED FINANCIAL DATA

         We derived the selected consolidated financial data presented below from our consolidated financial statements and related notes included in this annual report. You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Brightman Almagor & Co., a member firm of Deloitte Touche, independent certified public accountants, audited our historical financial statements since inception and as of and for the years ended December 31, 1999, 2000, 2001, 2002 and 2003. Their report appears elsewhere in this annual report.


                                                                                YEAR ENDED DECEMBER 31,
                                                                              ---------------------------
                                                                   1999       2000       2001        2002        2003
                                                                   ----       ----       ----        ----        ----
                                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues:
  Affiliates ...............................................   $  7,431    $ 13,977    $  1,669          $-          $-
  Non-affiliates ...........................................      3,621      16,399      13,991      12,929      13,162
Total revenues .............................................     11,052      30,376      15,660      12,929      13,162
Costs and operating expenses:
  Cost of revenues .........................................     (9,723)    (24,932)    (13,486)     (8,934)     (8,393)
  Research and development expenses ........................     (1,233)     (6,625)     (5,648)     (3,435)     (2,326)
  Selling and marketing expenses ...........................     (7,403)    (20,548)     (7,800)     (3,910)     (3,325)
  General and administrative expenses (exclusive of non-cash     (2,754)     (6,694)     (6,982)     (2,158)     (2,062)
  compensation expense)
  Non-cash compensation expense ............................    (19,116)     (6,331)       (825)       (270)         --
  Depreciation and amortization ............................     (3,721)     (7,919)     (8,996)     (6,606)     (5,584)
   Write-down of fixed assets ..............................         --          --      (1,003)         --          --
   Expenses due to cancellation of supplier agreement ......         --          --      (3,628)         --          --
  Impairment of goodwill ...................................         --      (8,905)     (4,151)         --          --
Total costs and operating expenses .........................    (43,950)    (81,954)    (52,519)    (25,313)    (21,690)
Loss from operations .......................................    (32,898)    (51,578)    (36,859)    (12,384)     (8,528)
Interest income (expense), net .............................       (873)      3,632       1,677         448         245
Income taxes ...............................................         --        (311)       (552)       (141)        (57)
Net loss ...................................................   $(33,771)   $(48,257)   $(35,734)   $(12,077)   $ (8,340)
Net loss per share -  basic and diluted ....................   $  (1.65)   $  (1.67)   $  (1.23)   $  (0.42)   $  (0.29)
Weighted average shares outstanding  - basic and diluted ...     20,418      28,833      29,035      28,888      28,989


                                                                                    DECEMBER 31,
                                                                                    ------------
                                                                 1999       2000       2001        2002        2003
                                                                 ----       ----       ----        ----        ----
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                                       $89,957     $20,857     $13,583      $5,681      $1,682
Short-term investments......................................     11,276      30,542      14,192      15,552      16,442
Working capital.............................................     82,942      43,538      23,374      17,675      14,820
Total assets................................................    126,832      86,169      45,869      32,197      23,643
Total stockholder's equity..................................    102,580      72,479      38,921      27,114      19,141


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

OVERVIEW

      We are a provider of integrated Voice over Internet Protocol (VoIP) telephony services and we were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol
(IP) telephony services. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. . Our business currently includes: the provision of enhanced Web-based and other communications services to individual consumers under our iConnectHere brand name; the provision of enhanced Web-based and other communications services to international resellers, under either their own brand name, a white-label brand, and/or our iConnectHere brand name; the provision of a total "Hosted Communications Solution" that enables resellers, corporate customers and service providers to offer private label telecommunications to their customer bases, and; the transmission of voice and data traffic for communications carriers.

      Prior to 1999, our focus was to build a privately-managed, global network utilizing IP technology, and our business primarily consisted of carrying and transmitting traffic for communications carriers over our network. Beginning in 1999, we began to diversify our offerings by layering enhanced IP telephony services over our network. These enhanced services were targeted at consumers and were primarily accessible through our consumer Web site. During 2000, we began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases. Our privately-managed IP network received the Best Built Public Network Award for excellence in IP services/applications at SUPERCOMM 2000. We were also recognized as the best IP telephony provider by SmartMoney magazine and PC World Magazine during 2000. We were recognized for our innovative Broadband Phone offering during 2001, receiving both the TMC Labs Innovation Award, and the Communications SOLUTIONS(R) magazine Product of the Year Award. In 2001, we continued to enhance our unique strengths through our pioneering work with the Session Initiation Protocol (SIP), an Internet Engineering Task Force standard that has been embraced by industry leaders such as Microsoft and the 3rd Generation Partnership Project (3GPP), which is a global cooperation between six organizational partners who are recognized as the world's major standardization bodies from the United States, Europe, China, Japan and Korea. In 2001, we also announced the launch of our state-of-the-art SIP (Session Initiation Protocol) infrastructure, and we became one of the first service providers to have built an end-to-end SIP network. During 2002, our continuing SIP efforts resulted in our launch of our SIP-based dialer, and in 2003 we continued to add new devices, new features and new calling plans to our offerings. These efforts continue to position us as one of the leading providers of VoIP services.

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

Risk Factors: See "--Risk Factors" below for discussion of the impact of market risks, financial risks and other uncertainties.

REVENUES

      Prior to June 28, 2001, our majority shareholder was RSL COM, a large telecommunications provider, who was also our largest customer. As such, for financial reporting purposes for fiscal year 2001 and prior years, revenues were derived from affiliates and non-affiliates. Revenues from affiliates consist of revenues received from RSL COM for the carrier transmission and calling card services we provided to RSL COM, prior to Atarey's acquisition of RSL COM's holdings of our stock. The majority of the services we provided to RSL COM were resold by RSL COM to other communications companies, and the remainder were used directly by RSL COM's customers. Carrier transmission services to RSL COM accounted for 0% of our total revenues in both 2003 and 2002.

      Revenues from non-affiliates consist of revenues from end-users of our enhanced IP communications services, including PC-to-Phone, Broadband Phone and Phone-to-Phone, which are generated by our both our consumer offering, iConnectHere, and our Hosted Communications Solution, and revenues from carriers other than RSL COM for carrier transmission services. All revenues are recognized as the services are performed. The provision of enhanced IP communications services (primarily PC-to-Phone) through iConnectHere accounted for 47.1% and 43.3% of our total revenues in 2003 and 2002, respectively, while the provision of enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted Communications Solution) accounted for 45% and 16.9% of our total revenues in 2003 and 2002, respectively. Carrier transmission services to non-affiliates accounted for 3.9% and 10.9% of our total revenues in 2003 and 2002, respectively.

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

o Selling and marketing expenses consist primarily of advertising and promotional expenses incurred to attract potential consumer users of iConnectHere and expenses associated with our direct sales force incurred to attract potential reseller, corporate, and service provider customers (including sales of our Hosted Communications Solution). We anticipate that as we add new paid users we will be able to spread these costs over a larger revenue base and accordingly improve our operating margins.

o General and administrative expenses consist primarily of compensation and benefits for management, finance and administrative personnel, occupancy costs and legal and accounting fees, as well as the expenses associated with being a public company, including the costs of directors' and officers' insurance.

      We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2003. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

      We recognized $825,000 in non-cash compensation expense in 2001, $270,000 in 2002, and $0 in 2003.

CRITICAL ACCOUNTING POLICIES

      The Securities and Exchange Commission defines critical accounting policies as those that are, in management's view, most important to the portrayal of a company's financial condition and results of operations and most demanding on their calls on judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We believe our most critical accounting policies relate to:


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

RESULTS OF OPERATIONS

      The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                         -----------------------------------
                                                                                           2001          2002         2003
                                                                                         ---------     ---------   ---------

Revenues:
  Affiliates...........................................................................       10.7%          0.0%        0.0%
  Non-affiliates.......................................................................       89.3         100.0       100.0
                                                                                         ---------     ---------   ---------
 Total revenues.......................................................................       100.0         100.0       100.0
Costs and operating expenses:
  Cost of revenues.....................................................................       86.1          69.1        63.8
  Research and development expenses....................................................       36.1          26.6        17.7
  Selling and marketing expenses.......................................................       49.8          30.2        25.3
  General and administrative expenses (exclusive of non-cash compensation expense).....       44.6          16.7        15.7
  Non-cash compensation expense........................................................        5.3           2.1         0.0
  Depreciation and amortization........................................................       57.4          51.1        42.4
  Write down of fixed assets...........................................................        6.4           0.0         0.0
  Expenses due to cancellation of supplier agreement...................................       23.2           0.0         0.0
  Impairment of goodwill...............................................................       26.5           0.0         0.0
                                                                                         ---------     ---------   ---------
Total costs and operating expenses.....................................................      335.4         195.8       164.9
                                                                                         ---------     ---------   ---------
Loss from operations...................................................................     (235.4)        (95.8)      (64.9)
Interest income, net...................................................................       10.7           3.5         1.9
Income taxes...........................................................................       (3.5)         (1.1)       (0.4)
                                                                                         ---------     ---------   ---------
                                                                                            (228.2)%       (93.4)%     (63.4)%
                                                                                         =========     =========   =========

COMPARISON OF 2003 AND 2002

REVENUES

      AFFILIATES. There were no revenues from affiliates in 2003 or in 2002. This was due to the sale of all of our Class B Common Stock, representing majority ownership of us, on June 29, 2001 by RSL Communications, Ltd. ("RSL COM") and our disconnection from the RSL COM network. Since June 29, 2001, there have been no further revenues from affiliates, and we do not anticipate receiving revenues from affiliates in the future.

      NON-AFFILIATES. Revenues from non-affiliates increased approximately $0.3 million or 2.3% to approximately $13.2 million in 2003 from approximately $12.9 million in 2002. Revenues from enhanced IP communications services (including our Hosted Communications Solution) increased by approximately $1.1 million or 9.6% to approximately $12.6 million in 2003 from approximately $11.5 million in 2002, due to a greater number of iConnecthere, reseller, corporate and service provider customers, yielding a greater number of calls being placed by an increasing user base.

      Revenues from carrier transmission services for telecommunications carriers decreased by approximately $0.9 million or 64.3% to approximately $0.5 million in 2003 from approximately $1.4 million in 2002, due primarily to decreased demand from a smaller customer base. One "Master Reseller" accounted for approximately 19% of our sales in aggregate in 2003.

COSTS AND OPERATING EXPENSES

      COST OF REVENUES. Cost of revenues decreased by $0.5 million or 5.6% to $8.4 million in 2003 from $8.9 million in 2002, due to both a decrease in the amount of carrier traffic being terminated and lower pricing from suppliers.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $1.1 million or 32.4% to $2.3 million in 2003 from $3.4 million in 2002, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

      SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased by $0.6 million or 15.4% to $3.3 million in 2003 from $3.9 million in 2002, due to a decrease in branding and promotional activities.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $0.1 million or 4.5% to $2.1 million in 2003 from $2.2 million in 2002, primarily due to decreased personnel and occupancy costs, somewhat offset by increased professional fees.

      NON-CASH COMPENSATION EXPENSES. There were no non-cash compensation expenses in 2003 compared to approximately $270,000 in 2002, due to the completed amortization of costs incurred during 1998 and 1999 related to the grants of options and warrants below the then fair market value during those periods.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $1.0 million or 15.2% to $5.6 million in 2003 from $6.6 million in 2002, due to a lower relative level of capital expenditures in 2003, and certain assets have been fully depreciated in 2002.

LOSS FROM OPERATIONS

      Loss from operations decreased by $3.9 million or 31.5% to $8.5 million in 2003 from $12.4 million in 2002, due primarily to the decrease in costs and operating expenses, including selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

INTEREST INCOME, NET

      Interest income decreased by $0.2 million or 50.0% to $0.2 million in 2003 from $0.4 million in 2002, due primarily to lower interest rates earned on a reduced balance of remaining proceeds from our initial public offering.

INCOME TAXES, NET

      We paid net income taxes of $0.1 million in 2003 compared to $0.1 million in 2002.

NET LOSS

      Net loss decreased $3.8 million or 31.4% to $8.3 million in 2003 from $12.1 million in 2002, due to the foregoing factors.

COMPARISON OF 2002 AND 2001

REVENUES

      AFFILIATES. There were no revenues from affiliates in 2002, compared to $1.7 million in 2001. The decrease in revenues from affiliates was due to the sale of all of our Class B Common Stock, representing majority ownership of us, on June 29, 2001 by RSL Communications, Ltd. ("RSL COM") and our disconnection from the RSL COM network. After June 29, 2001, there were no further revenues from affiliates, and we do not anticipate receiving revenues from affiliates in the future.

      NON-AFFILIATES. Revenues from non-affiliates decreased approximately $1.1 million or 7.9% to approximately $12.9 million in 2002 from approximately $14.0 million in 2001. Revenues from enhanced IP communications services (including sales of our Hosted Communications Solution) decreased by approximately $0.7 million or 5.7% to approximately $11.5 million in 2002 from approximately $12.2 million in 2001, due to a lesser number of new Hosted Communications Solution partners, yielding lower up-front integration fees, and partially offset by a greater number of PC-to-Phone and Phone-to-Phone calls being placed by an increasing user base.

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

COSTS AND OPERATING EXPENSES

      COST OF REVENUES. Cost of revenues decreased by $4.6 million or 34.1% to $8.9 million in 2002 from $13.5 million in 2001, due primarily to a decrease in the amount of traffic being terminated.

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

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $4.8 million or 68.6% to $2.2 million in 2002 from $7.0 million in 2001, primarily due to decreased personnel and occupancy costs.

      NON-CASH COMPENSATION EXPENSES. Non-cash compensation expenses decreased by $0.5 million or 62.5% to $0.3 million in 2002 from $0.8 million in 2001, due to our impairment of goodwill during 2001. Consequently, there were no goodwill related expenses during 2002.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $2.4 million or 26.7% to $6.6 million in 2002 from $9.0 million in 2001, due to our on-going purchase, and subsequent depreciation of fixed assets.

LOSS FROM OPERATIONS

      Loss from operations decreased by $24.5 million or 66.4% to $12.4 million in 2002 from $36.9 million in 2001, due primarily to the decrease in costs and operating expenses, including non-cash compensation expenses and selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

INTEREST INCOME, NET

      Interest income decreased by $1.3 million or 76.5% to $0.4 million in 2002 from $1.7 million in 2001, due primarily to lower interest rates earned on a reduced balance of remaining proceeds from our initial public offering.

INCOME TAXES, NET

      We paid net income taxes of $0.1 million in 2002 compared to $0.6 million in 2001.

NET LOSS

      Net loss decreased $23.6 million or 66.1% to $12.1 million in 2002 from $35.7 million in 2001, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations. As of December 31, 2003, we had an accumulated deficit of approximately $147.9 million. We anticipate that we will continue to incur operating and net losses for the foreseeable future.

      As of December 31, 2003, we had cash and cash equivalents of approximately $1.7 million, marketable securities and other short-term investments of approximately $16.4 million and working capital of approximately $14.8 million. We generated negative cash flow from operating activities of approximately $3.2 million during 2003 compared with negative cash flow from operating activities of $6.2 million during 2002. Accounts receivable were approximately $0.4 million and $0.7 million at December 31, 2003 and December 31, 2002, respectively. Net cash used in investing activities decreased from $338,000 during 2002 to $325,000 in 2003.

      Our capital expenditures decreased from approximately $403,000 in the year ended December 31, 2002 compared to approximately $368,000 in the year ended December 31, 2003, as we better utilized our existing domestic and international network infrastructure.

      Short-term, we obtain our funding from our utilization of the remaining proceeds from our initial public offering offset by positive or negative cash flow from our operations. These proceeds are maintained as cash and cash equivalents with an original maturity of three months or less. Based on current trends in our operations, these funds will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that our business plan is implemented successfully, and that:

o our recent revenue trends, which reflected an increase in our higher-margin (primarily PC-to-Phone) products and services continues to increase;
o our expense trends remain at or near the rates of our fourth quarter 2003 rates, which were significantly reduced compared to the previous the year through reductions in personnel, curtailment of discretionary expenditures, and reduced network rent and termination rates from our carriers; and
o our net cash-burn rate, which was significantly reduced compared to the previous year due to the foregoing factors to approximately $0.4 million in the fourth quarter of 2003, continues to improve throughout 2004 and beyond.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table sets forth our future contractual obligations and commercial commitments in total, for each of the next five years and thereafter.


 CONTRACTUAL OBLIGATIONS              PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                   ---------------------------------------------
                                          LESS THAN  1-3    3-5      MORE THAN 5
                                   TOTAL  1 YEAR     YEARS  YEARS    YEARS
                                   -----  --------- -----   -----    -----------

Real Estate Leases                 5,812     921    1,832   1,679    1,380
Auto Leases                          145      82       63       -        -
Other Operating Leases               163     138       25       -        -
Capital Lease Obligations              -       -        -       -        -
Purchase Obligations                  51      51        -       -        -
Other Commercial Commitments           -       -        -       -        -
Other Long-Term Liabilities
Reflected on the Registrant's          -       -        -       -        -
Balance Sheet under GAAP
                            TOTAL  6,171   1,192    1,920   1,679    1,380


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

RISKS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOW AND WE ANTICIPATE THEY WILL CONTINUE

      We have incurred significant losses since inception, and we expect to continue to incur significant losses for the foreseeable future. We reported net losses of approximately $8.3 million in 2003, approximately $12.1 million in 2002, and approximately $35.7 million in 2001. As of December 31, 2003, our accumulated deficit was approximately $147.9 million. We generated negative cash flow of approximately $4.0 million during 2003 and $7.9 million during 2002. As a percentage of revenues, our net loss was 63.4% in 2003, 93.4% in 2002 and 228.2% in 2001. Our revenues may not grow or even continue at their current level. As a result, while we believe we have sufficient funds to meet our working capital requirements for at least the next fiscal year (see - Liquidity and Capital Resources), we will need to increase our revenues significantly to become profitable. In order to increase our revenues, we need to attract and maintain customers to increase the fees we collect for our services. If our revenues do not increase as much as we expect or if our expenses increase at a greater pace than revenues, we may never be profitable or, if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE US

      We have only a limited operating history upon which you can evaluate our business and prospects. We commenced operations in June 1996. You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for IP communications services. These risks include our ability:

o to increase acceptance of our enhanced IP communications services (including our Hosted Communications Solution), thereby increasing the number of users of our IP telephony services;
o     to compete effectively;
o     to develop new products and keep pace with developing technology.

      In addition, because we expect an increasing percentage of our revenues to be derived from our enhanced IP communications services (including our Hosted Communications Solution), our past operating results may not be indicative of our future results.

WE MAY NOT BE ABLE TO EXPAND OUR REVENUE AND ACHIEVE PROFITABILITY

      Our business strategy is to expand our revenue sources to include the provision of enhanced IP communications services to several different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are primarily generated by sales of enhanced IP communications services through our direct consumer offering, iConnectHere, and our service provider and reseller sales channel (including sales of our Hosted Communications Solution). Enhanced IP communications services from these channels generated 92.1%, 60.2%, and 54.8% of our total revenues in 2003, 2002 and 2001, respectively. The provision of enhanced IP communications services has not been profitable to date and may not be profitable in the future.

      In the future, we intend to generate increased revenues from enhanced IP communications services, from multiple sources, many of which are unproven, including the commercial sale of our Hosted Communications Solution. We expect that our revenues for the foreseeable future will be dependent on, among other factors:

o sales of enhanced IP communications services, including sales of our Hosted Communications Solution;
o     acceptance and use of IP telephony;
o     expansion of service offerings;
o     traffic levels on our network;
o the effect of competition, regulatory environment, international long distance rates and access and transmission costs on our prices;
o     continued improvement of our global network quality.

      We may not be able to sustain our current revenues or successfully generate additional revenues from the sale of enhanced IP communications services, including Hosted Communications Solutions or carrier transmission services.

WE CANNOT ASSURE YOU THAT A MARKET FOR OUR SERVICES WILL DEVELOP

      We are uncertain whether a market will develop for our enhanced IP communications services, including our Hosted Communications Solutions. Our market is new and rapidly evolving. Our ability to sell our services may be inhibited by, among other factors, the reluctance of some end users to switch from traditional communications carriers to IP communications carriers and by concerns with the quality of IP telephony and the adequacy of security in the exchange of information over the Internet. End users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as us. Our ability to increase revenues depends on the migration of traditional telephone network traffic to our IP network. We will need to devote substantial resources to educate customers and end users about the benefits of IP communications solutions in general and our services in particular. If enterprises and their customers do not accept our enhanced IP communications services as a means of sending and receiving communications, we will not be able to increase our number of paid users or successfully generate revenues in the future.

OUR FUTURE SUCCESS DEPENDS ON THE GROWTH IN THE USE OF THE INTERNET AS A MEANS OF COMMUNICATIONS

      If the market for IP communications, in general, and our services in particular, does not grow at the rate we anticipate or at all, we will not be able to increase our number of users or generate revenues we anticipate. To be successful, IP communications requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

o     inconsistent quality or speed of service;
o     traffic congestion on the Internet;
o     potentially inadequate development of the necessary infrastructure;
o     lack of acceptable security technologies;
o lack of timely development and commercialization of performance improvements;
o     unavailability of cost-effective, high-speed access to the Internet.

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

POTENTIAL FLUCTUATIONS IN OUR QUARTERLY FINANCIAL RESULTS MAKE IT DIFFICULT FOR INVESTORS TO PREDICT OUR FUTURE PERFORMANCE

      Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. The factors generally within our control include:

o the rate at which we are able to attract users to purchase our enhanced IP communications services, including our Hosted Communications Solutions;
o the amount and timing of expenses to enhance marketing and promotion efforts and to expand our infrastructure;
o the timing of announcements or introductions of new or enhanced services by us.

      The factors outside our control include:

o the timing of announcements or introductions of new or enhanced services by our competitors;
o technical difficulties or network interruptions in the Internet or our privately-managed network;
o     general economic and competitive conditions specific to our industry.

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

OPERATING INTERNATIONALLY EXPOSES US TO ADDITIONAL AND UNPREDICTABLE RISKS

      We intend to continue to enter additional markets in Eastern Europe, Latin America, Africa and Asia and to expand our existing operations outside the United States. International operations are subject to inherent risks, including:

o     potentially weaker protection of intellectual property rights;
o     political instability;
o     unexpected changes in regulations and tariffs;
o     fluctuations in exchange rates;
o     varying tax consequences;
o uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

WE HAVE EXPERIENCED LOSSES AS A RESULT OF FRAUD

      We have experienced losses due to fraud. While in 2003, we experienced losses from fraud of less than 1% of our revenues, callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. While we have implemented anti-fraud measures in order to control losses relating to these practices, and these measures have proven to be effective today, these measures may not in the future be sufficient to effectively limit all of our exposure in the future from fraud and future losses could rise significantly above current levels.

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

      We also compete in the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing initially on instant messaging, although we expect them to begin to provide PC-to-phone and/or broadband phone services.

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

RISKS RELATED TO OUR RELATIONSHIP WITH ATAREY

ATAREY CONTROLS ALL MATTERS SUBMITTED TO A STOCKHOLDER VOTE

         Atarey owns approximately 51% of the voting power and economic interest in us. As long as Atarey continues to beneficially own shares of capital stock representing more than 50% of the voting power of our outstanding capital stock, Atarey will be able to exercise a controlling influence over decisions affecting us, including:

o composition of our board of directors and, through it, our direction and policies, including the appointment and removal of officers;
o     mergers or other business combinations;
o     acquisitions or dispositions of assets by us;
o     future issuances of capital stock or other securities by us;
o     incurrence of debt by us;
o amendments, waivers and modifications to any agreements between us and Atarey;
o     payment of dividends on our capital stock;
o     approval of our business plans and general business development.

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

VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT OUR STOCKHOLDERS

      Since trading commenced in November 1999, the market price of our common stock has been highly volatile and may continue to be volatile and could be subject to wide fluctuations in response to factors such as:

o variations in our actual or anticipated quarterly operating results or those of our competitors;
o     announcements by us or our competitors of technological innovations;
o     introduction of new products or services by us or our competitors;
o     changes in financial estimates by securities analysts;
o     conditions or trends in the Internet industry;
o     changes in the market valuations of other Internet companies;
o     announcements by us or our competitors of significant acquisitions;
o     our entry into strategic partnerships or joint ventures;
o     sales of our common stock by Atarey.

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

THE LIQUIDITY OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED BY CHANGES IN OUR NASDAQ LISTING.

      Our common stock is currently listed on the Nasdaq SmallCap Market. The listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective on September 17, 2002. We currently meet all criteria for continued inclusion in the Nasdaq SmallCap Market. However, based on the volatile nature of our stock price, we can make no assurances that we will continue to do so. Failure to meet these criteria could result in our delisting from the Nasdaq SmallCap Market. If our shares were to be delisted from the Nasdaq SmallCap Market, our shares would continue to trade, if at all, on the OTC Bulletin Board, upon application by the requisite market makers. This would adversely impact our stock price, as well as the liquidity of the market for our shares which, as a result, would adversely affect the ability of our stockholders to purchase and sell their shares in an orderly manner, or at all. Furthermore, a delisting of our shares could damage our general business reputation and impair our ability to raise additional funds. Any of the foregoing events could have a material adverse effect on our business, financial condition and operating results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

                  (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated herein by reference to the sections entitled "Management" and "Principal Stockholders" in the proxy statement for our 2004 Annual Meeting of Stockholders.

      On March 25, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of deltathree, including our principal executive officer, principal financial and accounting officer and controller. A copy of the Code of Conduct and Ethics is attached as an exhibit to this Annual Report. We intend to post on our website any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer, principal financial and accounting officer and controller.


ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the proxy statement for our 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item is incorporated herein by reference to the section entitled "Principal Stockholders" in the proxy statement for our 2004 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the section entitled "Related Party Transactions" in the proxy statement for our 2004 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" in the proxy statement for our 2004 Annual Meeting of Stockholders.

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

      (a)(3) Exhibits.

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

3.1.1*         Form of Restated Certificate of Incorporation of deltathree, Inc.
3.1.2***       Form of Amendment to Restated Certificate of Incorporation of deltathree, Inc.
3.2*           Form of Amended and Restated By-laws of deltathree, Inc.
4.1*           Specimen Certificate of Common Stock.
4.2*           Specimen Certificate of Class B Common Stock.
10.1*          Form of deltathree, Inc. 1999 Stock Incentive Plan.
10.2*          Form of deltathree, Inc. 1999 Employee Stock Purchase Plan.
10.3*          Form of deltathree, Inc. 1999 Performance Incentive Plan.
10.4*          Form of deltathree, Inc. 1999 Directors' Plan.
10.5*          Employment Agreement, effective as of April 1, 1999, between Noam Bardin and deltathree, Inc.
10.6**         Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Noam Bardin and deltathree, Inc.
10.7*          Employment Agreement, effective as of April 1, 1999, between Shimmy Zimels and deltathree, Inc.
10.8**         Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Shimmy Zimels and deltathree, Inc.
10.9**         Employment Agreement, effective as of August 28, 2000, between Paul White and deltathree, Inc.
10.10#         Amendment No. 2 to Employment Agreement, effective as of March 25, 2002, between Shimmy Zimels and deltathree, Inc.
10.11#         Amendment No. 3 to Employment Agreement, effective as of September 1, 2002, between Shimmy Zimels and deltathree,
               Inc.
10.12#         Amendment No. 1 to Employment Agreement, effective as of  September 1, 2002, between Paul C. White and deltathree,
               Inc.
14.1           deltathree, Inc. Corporate Code of Conduct and Ethics
23.1           Consent of Brightman Almagor & Co.
31.1           Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32             Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

      (b) Reports on Form 8-K.

      We furnished a report on Form 8-K dated November 6, 2003 reporting under
Item 12 our press release regarding our earnings for the quarter ended September 30, 2003.


                                DELTATHREE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 Independent Auditors' Report................................................................................. F-2

 Consolidated Balance Sheets as of  December 31, 2003 and 2002................................................ F-3

 Consolidated Statements of  Operations for the years ended December 31, 2003, 2002, and 2001................. F-4

 Statements of  Changes in Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001......... F-5

 Consolidated Statements of  Cash Flows for the years ended December 31, 2003, 2002, and 2001................. F-6

 Notes to Consolidated Financial Statements................................................................... F-7


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Deltathree, Inc.

      We have audited the accompanying consolidated balance sheets of Deltathree, Inc. ("the Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
February 25, 2004


                                DELTATHREE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                                   2003                2002
                                                                                   ----                ----
                                                                                       ($ IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................................              $1,682              $5,681
 Short-term investments...............................................              16,442              15,552
 Accounts receivable, net (Note 3) ...................................                 363                 652
 Prepaid expenses and other current assets (Note 4)...................                 684                 760
 Inventory............................................................                  60                   -
                                                                                 ---------           ---------
    Total current assets..............................................              19,231              22,645
                                                                                 ---------           ---------
PROPERTY AND EQUIPMENT:
 Telecommunications equipment.........................................              14,548              14,344
 Furniture, fixtures and other........................................                 534                 570
 Leasehold improvements...............................................               4,615               4,615
 Computers hardware & software........................................               7,091               6,891
                                                                                 ---------           ---------
                                                                                    26,788              26,420
 Less accumulated depreciation........................................             (22,481)            (16,968)
                                                                                 ---------           ---------
      Property and equipment, net.....................................               4,307               9,452
                                                                                 ---------           ---------
DEPOSITS..............................................................                 105                 100
                                                                                 ---------           ---------

     Total assets.....................................................             $23,643             $32,197
                                                                                 =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable.....................................................              $2,139              $2,306
 Deferred revenues ...................................................                 172                 334
 Other current liabilities (Note 5)...................................               2,100               2,330
                                                                                 ---------           ---------
    Total current liabilities.........................................               4,411               4,970
                                                                                 ---------           ---------
LONG-TERM LIABILITIES:
 Severance pay obligations (Note 6)...................................                  91                 113
                                                                                 ---------           ---------
    Total liabilities.................................................               4,502               5,083
                                                                                 ---------           ---------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (NOTE 8):
Share capital:........................................................
 Class A Common stock, - par value $0.001; authorized 75,000,000 shares;
   issued and outstanding: 29,490,796 at December 31, 2003;
   29,159,772  at December 31, 2002...................................                  29                  29
 Class B Common stock - par value $0.001; authorized 1,000;
    issued and outstanding: no shares at December 31, 2003 and 2002...                   -                   -
 Preferred stock, par value $0.001; authorized 25,000,000 shares;
   issued and outstanding: no shares at December 31, 2003 and 2002....                   -                   -
 Additional paid-in capital...........................................             167,168             166,801
 Accumulated deficit..................................................           (147,846)           (139,506)
Treasury stock at cost: 257,600 shares of Class A Common Stock as of
  December 31, 2003 and 2002..........................................               (210)               (210)
                                                                                 ---------           ---------
Total stockholder's equity............................................              19,141              27,114
                                                                                 ---------           ---------
Total liabilities and stockholder's equity............................             $23,643             $32,197
                                                                                 =========           =========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



                                DELTATHREE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year ended December 31,
                                                                        2003        2002         2001
                                                                     ---------    --------    ---------
                                                                       ($ in thousands, except share data)

Revenues (Note 13):
  Affiliates...................................................      $       -    $      -    $   1,669
  Non-affiliates...............................................         13,162      12,929       13,991
                                                                     ---------    --------    ---------
Total revenues.................................................         13,162      12,929       15,660

Costs and operating expenses:
  Cost of revenues (exclusive of  $1,539, $1,703 and $1,579
     depreciation included in a separate line
     below, respectively)......................................          8,393       8,934       13,486
  Research and development expenses (Note 9)...................          2,326       3,435        5,648
  Selling and marketing expenses...............................          3,325       3,910        7,800
  General and administrative expenses (exclusive of
     non-cash compensation expense shown below)................          2,062       2,158        6,982
  Non-cash compensation expense................................              -         270          825
  Depreciation and amortization................................          5,584       6,606        8,996
  Write-down of fixed assets (Note 10).........................              -           -        1,003
  Expenses due to cancellation of agreement with a supplier
     (including non-cash compensation of $1,493) (Note 8b).....              -           -        3,628
  Impairment of goodwill (Note 11).............................              -           -        4,151
                                                                     ---------    --------    ---------

Total costs and operating expenses.............................         21,690      25,313       52,519
                                                                     ---------    --------    ---------

Loss from operations...........................................         (8,528)    (12,384)     (36,859)
Interest income, net...........................................            245         448        1,677
                                                                     ---------    --------    ---------
Loss before income taxes.......................................         (8,283)    (11,936)     (35,182)
Income taxes (Note 12).........................................             57         141          552
                                                                     ---------    --------    ---------
Net loss.......................................................      $  (8,340)   $(12,077)   $ (35,734)
                                                                     =========    ========    =========
Net loss per share - basic and diluted ........................      $   (0.29)   $  (0.42)   $   (1.23)
                                                                     =========    ========    =========
Weighted average number of shares outstanding -
 basic and diluted (number of shares)..........................     28,988,589  28,888,367   29,035,319
                                                                    ==========  ==========   ==========

                               CLASS A                CLASS B
                             COMMON STOCK          COMMON STOCK      ADDITIONAL                 TREASURY                  TOTAL
                        ---------------------  --------------------    PAID-IN     DEFERRED       STOCK    ACCUMULATED STOCKHOLDERS'
                          SHARES     AMOUNT      SHARES     AMOUNT     CAPITAL   COMPENSATION   (AT COST)    DEFICIT      EQUITY
                        ----------  ---------  ----------  --------  ----------  ------------   ---------  ----------- ------------
Balance at
 January 1, 2001.......  9,465,099   $      9  19,569,459  $     20  $  166,733  $     (2,588)  $     --     $   (91,695) $  72,479
Exercise of
 employee options......    108,648                                           68                                                  68
Purchase of
 treasury stock........   (257,600)                                                                 (210)                      (210)
Cancellation of
 class B shares........ 19,569,459         20 (19,569,459)      (20)                                                             --
Amortization
 of deferred
 compensation expense..                                                                 2,318                                 2,318

Loss for the year .....                                                                                          (35,734)   (35,734)
                        ----------  ---------  ----------  --------  ----------  ------------   --------     -----------  ---------
Balance at
 December 31, 2001..... 28,885,606         29          --        --     166,801          (270)      (210)       (127,429)    38,921
Exercise of
 employee options .....     16,566        --*                                --                                                  --
Amortization of
 deferred
 compensation expense..                                                                   270                                   270
Loss for the year......                                                                                          (12,077)   (12,077)
                        ----------  ---------  ----------  --------  ----------  ------------   --------     -----------  ---------
Balance at
 December 31, 2002..... 28,902,172         29          --        --     166,801            --       (210)       (139,506)    27,114
Exercise of
 employee options......    331,024        --*                               367                                                 367
Loss for the year......                                                                                           (8,340)    (8,340)
                        ----------  ---------  ----------  --------  ----------  ------------   --------     -----------  ---------
Balance at
 December 31, 2003..... 29,233,196  $      29          --  $     --  $  167,168   $        --   $   (210)    $  (147,846) $  19,141
                        ==========  =========  ==========  ========  ==========  ============   ========     ===========  =========


* - Less than $ 1 thousand.


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                          DELTATHREE, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   YEAR ENDED DECEMBER 31,
                                                                                  -------------------------
                                                                                 2003        2002        2001
                                                                                 ----        ----        ----
                                                                                         ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................   $(8,340)   $(12,077)   $(35,734)
  Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization .......................................     5,584       6,606       8,996
       Write-down of fixed assets ..........................................        --          --       1,003
       Impairment of goodwill ..............................................        --          --       4,151
       Amortization of deferred compensation ...............................        --         270       2,318
       Capital loss (gain), net ............................................       (17)        (56)          1
       Increase (decrease) in liability for severance pay, net .............       (22)        (78)         22
       Provision for losses on accounts receivable .........................        65          81       1,104
  Changes in assets and liabilities:
       Decrease in accounts receivable .....................................       224         359       1,272
       Decrease in other current assets and due from affiliates ............        76         504         928
       Increase in inventory ...............................................       (60)         --          --
       Decrease in accounts payable ........................................      (269)       (975)     (3,053)
       Decrease in deferred revenues .......................................      (162)       (171)        254
       Increase in current liabilities and due to affiliates ...............      (230)       (667)     (3,965)
                                                                               -------     -------     -------
                                                                                 5,189       5,873      13,031
                                                                               -------     -------     -------
  Net cash used in operating activities ....................................    (3,151)     (6,204)    (22,703)
                                                                               -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment ..................................      (368)       (403)     (1,558)
       Proceeds from sale of property and equipment ........................        48          62         467
       Increase (decrease) in deposits .....................................        (5)          3         (30)
                                                                               -------     -------     -------
  Net cash used in investing activities ....................................      (325)       (338)     (1,121)
                                                                               -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease (increase) in short-term investments .......................      (890)     (1,360)     16,692
       Purchase of treasury stock ..........................................        --          --        (210)
       Proceeds from exercise of employee options ..........................       367          --          68
                                                                               -------     -------     -------
  Net cash provided by (used in) financing activities ......................      (523)     (1,360)     16,550
                                                                               -------     -------     -------

Decrease in cash and cash equivalents ......................................    (3,999)     (7,902)     (7,274)
Cash and cash equivalents at beginning of year .............................     5,681      13,583      20,857
                                                                               -------     -------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................................   $ 1,682    $  5,681    $ 13,583
                                                                               -------     -------     -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Taxes ..................................................................   $    57     $    236    $    552

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of fixed assets on credit ....................................   $   102     $    194    $     --
  Cancellation of fixed assets in exchange of a payable ....................   $    --     $    136    $     --


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -        THE COMPANY
---------------------------

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



NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------

      A.    BASIS OF PRESENTATION

      The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

      B.    PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

      C.    FINANCIAL STATEMENTS IN U.S. DOLLARS

      The reporting currency of the Company is the U.S. dollar ("dollar"). The dollar is the functional currency of the Company and its subsidiary. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards ("SFAS") No. 52. All exchange gains and losses from translation of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the statement of operations as they arise.

      D.    USE OF ESTIMATES

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

      E.    CASH AND CASH EQUIVALENTS

      Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash with original maturities of three months or less.

      F.    SHORT-TERM INVESTMENTS

      Short-term investments consist primarily of high liquid debt instruments purchased with an original maturity at the date of purchase of greater than 90 days and investments in mutual funds. Short-term investments are stated at market value.

      G.    INVENTORY

      Inventory is stated at the lower of cost (principally on a standard cost basis which approximates FIFO) or market.

      H.    PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from two to five years. Leasehold improvements are amortized based on the straight-line method over the shorter of the term of the lease, or the estimated useful life of the improvements.

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
------------------------------------------------------------------

      I.    LONG LIVED ASSETS

      The Company complies with provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

      J.    REVENUE RECOGNITION AND DEFERRED REVENUE

      The Company recognizes revenues from Internet telephony services based on minutes (or fractions thereof) of customer usage. The Company records payments received in advance for prepaid services and services to be supplied under contractual agreements as deferred revenue until such related services are provided.

      K.    COST OF REVENUES

      Cost of revenues is comprised primarily of access, transmission and termination costs based on actual minutes in addition to monthly circuit lease costs.

      L.    RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses are expensed as incurred.

      M.    INCOME TAXES

      The company provides for income taxes using the liability approach defined by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences between the tax bases of the assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.

      N.    STOCK-BASED COMPENSATION

      The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and in accordance with FASB Interpretation No. 44. Pursuant to these accounting pronouncements, the Company records compensation for stock options granted to employees over the vesting period of the options based on the difference, if any, between the exercise price of the options and the market price of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the options.

      Had compensation cost for the Company's option plans been determined on the basis of the fair value at the grant dates in accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, the Company's pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
------------------------------------------------------------------

      N.    STOCK-BASED COMPENSATION (CONT.)


                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                        2 0 0 3      2 0 0 2      2 0 0 1
                                                                        -------      -------      -------
                                                                                ($ IN THOUSANDS)
                                                                                ----------------
      Pro forma net loss:
          Net loss for the year, as reported .......................   $ (8,340)   $(12,077)   $(35,734)
          Deduct: stock-based compensation determined under APB 25..        --          270         825
          Add: stock-based compensation determined under SFAS 123...       (374)     (2,102)     (3,434)
                                                                       --------    --------    --------

          Pro forma net loss .......................................   $ (8,714)   $(13,909)   $(38,343)
                                                                       --------    --------    --------

      Net loss per share - basic and diluted:
          As reported ..............................................   $  (0.29)   $  (0.42)   $  (1.23)
          Pro forma ................................................   $  (0.30)   $  (0.48)   $  (1.35)

      The following assumptions were used for the years 2003, 2002 and 2001: dividend yield of 0.00% for all periods; risk-free interest rate of 2.2%, 4.8% and 6% respectively; an expected life of 3-years for all periods; a volatility rate of 140%, 150% and 70% respectively.

      Because the determination of the fair value of all options granted includes an expected volatility factor and since additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of reported net income for future years.

      O.    NET LOSS PER SHARE

      Basic and diluted net loss per share have been computed in accordance with SFAS No. 128, "Earnings Per Share", using the weighted average number of common stock outstanding. Diluted earnings per share give effect to all potential dilutive issuances of ordinary shares that were outstanding during the period. A total of 222,553; 32,746; and 168,212 incremental shares were excluded from the calculation of diluted net loss per ordinary share for 2003, 2002 and 2001 respectively.

      P.    CONCENTRATION OF CREDIT RISK

      The Company is subject to concentrations of credit risk, which consist principally of trade accounts receivable and cash and cash equivalents.

      The Company maintains its cash balances at various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.

      The majority of the Company's non-carrier customers prepay for their services. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

      Q.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The financial instruments of the Company consist mainly of cash and cash equivalents, short-term investments, current accounts receivable, accounts payable and long-term liabilities. In view of their nature, the fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying amounts.

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
------------------------------------------------------------------

      R.    DERIVATIVES

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

      S.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51.." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003),
      "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.


NOTE 3 -        ACCOUNTS RECEIVABLE, NET
----------------------------------------

      Accounts receivable are stated net of an allowance for doubtful accounts of $ 40,000 and $ 81,000 at December 31, 2003 and 2002, respectively.

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -        PREPAID EXPENSES AND OTHER CURRENT ASSETS
---------------------------------------------------------

      Prepaid expenses and other current assets consist of the following:

                                                                  DECEMBER 31,
                                                                  ------------
                                                                 2003      2002
                                                                 ----      ----
                                                               ($ IN THOUSANDS)
      Government of Israel (VAT refund and other) ............ $    24   $   26
      Deposits with suppliers ................................     364      378
      Prepaid expenses .......................................     228      350
      Other ..................................................      68        6
                                                               -------   ------
         Total prepaid expenses and other current assets ..... $   684   $  760
                                                               -------   ------


NOTE 5 -        OTHER CURRENT LIABILITIES
-----------------------------------------

      Other current liabilities consist of the following:

                                                                  DECEMBER 31,
                                                                  ------------
                                                                 2003      2002
                                                                 ----      ----
                                                               ($ IN THOUSANDS)
      Accrued expenses ....................................... $ 1,017   $  977
      Employees and related expenses .........................     806    1,127
      Other ..................................................     277      226
                                                               -------   ------
        Total other current liabilities ...................... $ 2,100   $2,330
                                                               -------   ------


NOTE 6 -        SEVERANCE PAY OBLIGATIONS
-----------------------------------------

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

      Expenses )income) relating to employee termination benefits were $ (8,375), $ 5,000 and $ 128,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      The aggregate value of the insurance policies as of December 31, 2003 and 2002 was $409,000 and $408,000 respectively.

NOTE 7 -        COMMITMENTS AND CONTINGENCIES
---------------------------------------------

                  A. LEASE COMMITMENTS

      The Company leases offices in New York City for the headquarters of its United States operation with an initial cost of approximately $650,000, increasing annually to $815,000 during the final year of the lease. The lease extends until July 2010 with an option to extend the lease for an additional five years.

      On October 2003 the company entered into a sub-lease agreement with a third party to sub-lease approximately 30% of the overall the New York office space. The annual sub-lease income is approximately $148,000 for the first year, increasing annually to $168,000 during the final year of the lease. The sub-lease extends until July 2010.

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -        COMMITMENTS AND CONTINGENCIES (CONT.)
-----------------------------------------------------

      A.    LEASE COMMITMENTS (CONT.)

      Rent expense, net was $ 695,067, $ 681,545 and $ 667,261 for the years ended December 31, 2003, 2002 and 2001, respectively.

      In addition, the Company leases offices in Israel at an annual cost of $ 292,000. The lease term that expired on February 2003 contained an option to extend the lease for up to an additional five years. In June 2002 the Company signed an extension agreement for an additional three years, commencing February 2003, at an annual cost of $202,000.

      B.    LEGAL PROCEEDINGS

      The Company, as well as certain of its former officers and directors, have been named as defendants in a number of purported securities class actions in Federal District Court for the Southern District of New York, arising out of our initial public offering in November 1999 (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of the Company's stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares in the aftermarket at predetermined prices. On August 8, 2001, the court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers and underwriters. On February 19, 2003, the Court issued an opinion granting in part and denying in part those motions to dismiss. The complaint against the Company was not dismissed as a matter of law. These cases remain at a preliminary stage and no discovery proceedings have taken place. The Company believes that the claims asserted against it in these cases are without merit and intends to defend vigorously against them. A proposed settlement agreement between the plaintiffs and issuer defendants is in the process of being negotiated and approved.


      C.    OTHER MARKETING AND COOPERATION AGREEMENTS

      The Company has entered into marketing and cooperation agreements with various other companies that maintain sites on the Web. Pursuant to certain of these agreements, the Company is obligated to pay commissions based on revenues derived from such Web links.


NOTE 8 -        STOCKHOLDERS' EQUITY
------------------------------------

      A. SHARE CAPITAL

      Following the Company's initial public offering, effective December 1999, the Company's stock was listed on the NASDAQ National Market System. On September 17, 2002 the listing of the Company's common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market.


      B. CNET TRANSACTION


      On October 20, 1999, the Company issued to CNET Investments, Inc. ("CNET") 1,085,943 shares of common stock and a warrant to purchase 466,028 shares of Class A common stock at an exercise price of $ 19.31 per share, or approximately $ 11.0 million in the aggregate, which was received in cash by the Company upon the issuance of the shares. The Company recorded approximately $ 2.7 million of deferred compensation expense in 1999 related to the issuance of the shares representing the difference between each of the purchase price of the Class A common stock as compared to the initial public offering price of the Class A common stock and the issuance of the warrant (using the Black-Scholes option pricing model for determining the fair value of the warrant).. On July 6, 2001, CNET entered into a share purchase agreement with Atarey (the "CNET Purchase Agreement"). Under the CNET Purchase Agreement, among other things, Atarey purchased all of the shares owned by CNET in accordance with the "tag-along" rights granted to CNET pursuant to their purchase. In addition, the Company entered into a binding development and promotion agreement with CNET in September 1999, which was amended effective July 1, 2000,

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -         STOCKHOLDERS' EQUITY (CONT.)
---------------------------------------------

      B.    CNET TRANSACTION (CONT.)

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

      As of December 31, 2003, options to purchase 2,753,130 shares of Class A were outstanding with exercise prices ranging between $ 0.004 and $15.00 per share.

      A summary of the status of the Company's stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years then ended, is presented below:


                                      DECEMBER 31, 2003   DECEMBER 31, 2002    DECEMBER 31, 2001
                                     ------------------  ------------------   ------------------
                                               WEIGHTED            WEIGHTED               WEIGHTED
                                               AVERAGE             AVERAGE                AVERAGE
                                               EXERCISE            EXERCISE               EXERCISE
                                     SHARES    PRICE     SHARES    PRICE      SHARES      PRICE
                                     ------    --------  ------    ------     ------      ------
Options outstanding
 at beginning of year ............  3,449,520  $  2.87  2,591,205   $  4.24   1,626,843   $  8.72
Granted during the year ..........    344,500  $  1.75  1,335,348   $  0.98   1,978,416   $  3.68
Exercised during the year ........    331,024  $ 1.088     16,566   $ 0.004      50,961   $  0.00
Forfeited during the year ........    709,866  $  4.39    460,467   $  5.20     963,093   $  8.77
                                    ---------           ---------             ---------
Outstanding at end of year .......  2,753,130  $  2.55  3,449,520   $  2.87   2,591,205   $  4.24
                                    =========           =========             =========
Weighted average fair value of
options granted during the year ..  $    1.75           $    0.95             $    2.39
                                    =========           =========             =========

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -        STOCKHOLDERS' EQUITY (CONT.)
--------------------------------------------

      C.    STOCK OPTIONS (CONT.)

      Additional information regarding options outstanding as of December 31, 2003 is as follows:


                                        OPTIONS OPTIONS EXERCISABLE
                                        ---------------------------
                                              WEIGHTED AVERAGE
                                                 REMAINING       WEIGHTED         NUMBER OF        WEIGHTED
              RANGE OF            NUMBER OF     CONTRACTUAL      AVERAGE         EXERCISABLE       AVERAGE
           EXERCISE PRICES       OUTSTANDING    LIFE YEARS   EXERCISE PRICES      OPTIONS      EXERCISE PRICES
           ---------------      ------------    ----------   ---------------   ------------    ---------------
          $0.00 --  $0.00           11,596          4.0          $  0.00            11,596          $  0.00
          $0.44 --  $0.44           51,500          8.5          $  0.44            16,162          $  0.44
          $0.74 --  $1.07          918,435          7.4          $  0.99           396,417          $  0.95
          $1.13 --  $1.38          847,684          7.0          $  1.33           847,684          $  1.33
          $1.75 --  $2.08          366,763          9.7          $  1.76            11,596          $  2.08
          $5.11 --  $5.11          357,152          5.2          $  5.11           357,152          $  5.11
          $10.25 - $15.00          200,000          4.6          $ 12.55           200,000          $ 12.55
                                 ---------                                       ---------
                                 2,753,130          7.1          $  2.55         1,840,607          $  3.19
                                 ---------                                       ---------


NOTE 9 -        RESEARCH AND DEVELOPMENT EXPENSES
-------------------------------------------------

      Research and development expenses consist of the following:


                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                               2003     2002     2001
                                               ----     ----     ----
                                                   ($ IN THOUSANDS)

Salaries and related expenses .............   $1,689   $2,462   $3,255
Consulting and advisory fees ..............       96       78      655
Travel ....................................       22       41      126
Other .....................................      519      854    1,612
                                               -----    -----    -----
    Total research and development expenses   $2,326   $3,435   $5,648
                                               -----    -----    -----


NOTE 10 -       WRITE-DOWN OF FIXED ASSETS
------------------------------------------

      In 2001 the Company incurred a one-time expense of approximately $1,003,000 from the write down of equipment that was purchased in previous periods to support contracts and inter-company agreements between RSL COM and the Company that were cancelled at the time of RSL COM's sale of their majority ownership interest in the Company to Atarey in accordance with FAS 121 (See Note 1).


NOTE 11 -       IMPAIRMENT OF GOODWILL
--------------------------------------

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

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -       INCOME TAXES
----------------------------

      A.    PROVISION FOR INCOME TAXES

      No provision for income taxes was required for the years ended December 31, 2003, 2002 and 2001 due to net losses in these periods

      B.    TAX LOSS CARRYFORWARDS

      As of December 31, 2003, the Company had net operating loss carryforwards generated in the U.S. and Israel of approximately $127,574,000 and $ 6,583,000, respectively. The Company's U.S. net operating loss carryforwards will expire at various dates beginning in 2011 if not utilized. In addition, a portion of those net operating loss carryforwards could be subject to limitation due to changes in ownership of the Company. The Company's net operating losses generated in Israel may be carried forward indefinitely.

      C. IN ACCORDANCE WITH SFAS NO. 109, THE COMPONENTS OF DEFERRED INCOME TAXES ARE AS FOLLOWS:


                                                               DECEMBER 31,
                                                               ------------
                                                              2003       2002
                                                              ----       ----
                                                              ($ IN THOUSANDS)
      Net operating losses carryforwards...............     $ 48,297   $ 45,595
       Less valuation allowance .......................      (48,297)   (45,595)
                                                            --------   --------
         Net deferred tax assets ......................     $     --   $     --
                                                            --------   --------

      As of December 31, 2003, and 2002, a valuation allowance of $ 48,297,000 and $45,595,000 respectively, is provided as the realization of the deferred tax assets are not assured.

      D.    LOSS BEFORE INCOME TAXES:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                 2003         2002        2001
                                                -------     -------     -------
                                                       (US$ IN THOUSANDS)
     Domestic................................. $  8,240     $  9,820   $ 26,330
      Foreign..................................      43        2,116      8,852
                                                --------    --------   --------
        Total.................................. $ 8,283     $ 11,936   $ 35,182
                                                --------    --------   --------

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 -       SEGMENT REPORTING, GEOGRAPHICAL INFORMATION AND MAJOR CUSTOMERS
-------------------------------------------------------------------------------

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


                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                     2003      2002      2001
                                                     ----      ----      ----
                                                         ($ IN THOUSANDS)
      Revenues:
        United States ........................... $  4,602   $  5,077  $  9,123
        Europe ..................................      966        984     2,654
        South America ...........................      817        903        --
        Far East ................................      540      1,109     1,413
        Middle East .............................    4,040      3,041     1,457
        Other ...................................    2,197      1,815     1,013
                                                  --------   --------  --------
          Total revenues ........................ $ 13,162   $ 12,929  $ 15,660
                                                  --------   --------  --------

      Revenues from major customers exceeding 10% of revenues:
        Affiliates ..............................       --         --        11%
        Master Reseller - A .....................       19%        --        --


                                                                 DECEMBER 31,
                                                                 ------------
                                                                2003      2002
                                                                ----      ----
                                                               ($ IN THOUSANDS)
     Long-lived assets:
      United States ......................................   $  3,229   $  7,054
      Israel .............................................        653      1,554
      Europe .............................................        360        690
      Other ..............................................         65        154
                                                             --------   --------
        Total long-lived assets                              $  4,307   $  9,452
                                                             --------   --------

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                                   THREE MONTHS ENDED,
                                                                                   -------------------
                                                              MARCH 31        JUNE 30     SEPTEMBER 30     DECEMBER 31
                                                              --------        -------     ------------     -----------
                                                                       ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
     2003
     ----
     Total revenues ....................................       $ 2,972        $ 2,985        $ 3,320        $ 3,885
     Costs and operating expenses:
       Cost of revenues ................................         1,862          1,955          2,010          2,566
       Research and development expenses ...............           663            555            562            546
       Selling and marketing expenses ..................           783            871            888            783
       General and administrative expenses (exclusive of
          non cash compensation expense shown below) ...           661            478            463            460
       Depreciation and amortization ...................         1,604          1,527          1,313          1,140
                                                            ----------     ----------     ----------      ---------
     Total costs and operating expenses ................         5,573          5,386          5,236          5,495
                                                            ----------     ----------     ----------      ---------
     Loss from operations ..............................        (2,601)        (2,401)        (1,916)        (1,610)
     Interest income, net ..............................           104             42             73             26
                                                            ----------     ----------     ----------      ---------
     Loss before income taxes ..........................        (2,497)        (2,359)        (1,843)        (1,584)
     Income taxes ......................................            18              4             24             11
                                                            ----------     ----------     ----------      ---------
     Net loss ..........................................      $ (2,515)       $(2,363)      $ (1,867)       $(1,595)
                                                            ----------     ----------     ----------      ---------
     Net loss per share - basic and diluted ............      $  (0.09)       $ (0.08)      $  (0.06)       $ (0.06)
                                                            ----------     ----------     ----------      ---------

     Weighted average number of shares outstanding -
          basic and diluted ............................    28,923,296     28,923,296     28,976,345     29,138,244
                                                            ----------     ----------     ----------     ----------

     2002
     ----
     Total revenues ....................................       $ 3,337        $ 3,154       $  3,214        $ 3,224
     Costs and operating expenses:
       Cost of revenues ................................         2,557          2,179          2,193          2,005
       Research and development expenses ...............           992            880            772            791
       Selling and marketing expenses ..................         1,051          1,168            808            883
       General and administrative expenses (exclusive of
          non cash compensation expense shown below) ...           610            511            623            414
       Non cash compensation expense ...................           162            108             --             --
       Depreciation and amortization ...................         1,635          1,643          1,675          1,653
                                                            ----------     ----------     ----------     ----------
     Total costs and operating expenses ................         7,007          6,489          6,071          5,746
                                                            ----------     ----------     ----------     ----------
     Loss from operations ..............................        (3,670)        (3,335)        (2,857)        (2,522)
     Interest income, net ..............................           129             52            194             73
                                                            ----------     ----------     ----------     ----------
     Loss before income taxes ..........................        (3,541)        (3,283)        (2,663)        (2,449)
     Income taxes ......................................            11             --             45             85
                                                            ----------     ----------     ----------     ----------
     Net loss ..........................................       $(3,552)       $(3,283)      $ (2,708)   $    (2,534)
                                                            ----------     ----------     ----------     ----------
     Net loss per share - basic and diluted ............       $ (0.12)       $ (0.11)      $  (0.09)   $     (0.09
                                                            ----------     ----------     ----------     ----------

     Weighted average number of shares outstanding -
     basic and diluted ............................         28,885,606     28,885,606     28,885,606     28,898,738


                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on the 26th day of March, 2004.

                                              DELTATHREE, INC.
                                              By:
                                                         /s/ Paul C. White
                                                         -----------------
                                                         Paul C. White
                                                         Chief Financial Officer

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shimmy Zimels and Paul C. White his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:


              SIGNATURE                                          TITLE                              DATE
              ---------                                          -----                              ----
/s/ Shimmy Zimels                                  Chief Executive Officer, President          March 26, 2004
--------------------------------------                        and Director
Shimmy Zimels                                         (Principal Executive Officer)

/s/ Paul C. White                                  Chief Financial Officer (Principal          March 26, 2004
--------------------------------------             Accounting and Financial Officer)                 --
Paul C. White

/s/ Noam Bardin                                  Chairman of the Board of Directors            March 26, 2004
--------------------------------------
Noam Bardin

/s/ Ilan Biran                                                Director                         March 26, 2004
--------------------------------------
Ilan Biran

/s/ Ehud Erez                                                 Director                         March 26, 2004
--------------------------------------
Ehud Erez

/s/ Amir Gera                                                 Director                         March 26, 2004
--------------------------------------
Amir Gera


/s/ Joshua Maor                                               Director                         March 26, 2004
--------------------------------------
Joshua Maor

/s/ Lior Samuelson                                            Director                         March 26, 2004
--------------------------------------
Lior Samuelson
