Form 10-K/A
period 2003-12-31
DELTATHREE INC
filed 2004-04-29
CIK 1086740

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

                        COMMISSION FILE NUMBER: 000-28063

                                DELTATHREE, INC.
               (Exact name of registrant as specified in charter)

          DELAWARE                                             13-4006766
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                             identification no.)

75 BROAD STREET, 31ST FLOOR
   NEW YORK, NEW YORK 10004                                  10004
(Address of principal executive offices)                   (Zip code)

                                   -----------

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 500-4850

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      None.

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                 NAME OF EACH EXCHANGE ON WHICH
TITLE OF EACH CLASS                              THE SECURITIES ARE REGISTERED
-------------------                              -----------------------------
Class A Common Stock,
par value $0.001 per share                       Nasdaq SmallCap Market


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

      The number of shares outstanding of the Registrant's capital stock as of April 28, 2004 is as follows:

                                                NUMBER OF SHARES OUTSTANDING
TITLE OF EACH CLASS                             AT APRIL 28, 2003
-------------------                             -----------------

Class A Common Stock, $0.001 par value            29,576,157


================================================================================

                                EXPLANATORY NOTE

      deltathree, Inc. (the "Company") hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 2003 (the "Original Filing") filed with the Securities and Exchange Commission on March 30, 2004. Each of the below referenced Items in Part III and IV are hereby amended by deleting the Items in their entirety and replacing them with the Items set forth herein. Any Item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

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

      NOAM BARDIN, 33 - Chairman of the Board. Mr. Bardin co-founded deltathree and served as Chief Executive Officer and President from July 2000 through June 2002. Mr. Bardin has served as Chairman of the Board since April 2002. Mr. Bardin served as Vice President of Technology and Chief Technology Officer of deltathree since June 1997 before being named President and Chief Executive Officer in April 2000. He served as Global Network Director from November 1996 to May 1997. Prior to founding deltathree, he served as Director of Operations at Ambient Corporation. Mr. Bardin graduated from the Hebrew University (Jerusalem) with a BA in Economics and an MPA from Harvard University Kennedy School in Public Administration.

      ILAN BIRAN, 57 - Director. Mr. Biran has served as a director of deltathree since December 2003. Mr. Biran brings a wealth of business and management experience from the telecom and defense industries. Most recently, from 1999 to 2003, Mr. Biran served as the President and CEO of Bezeq Ltd. - the Israeli PTT, with annual sales of over $2 billion and approximately 16,000 employees. Mr. Biran holds the rank of Major General (res.) in the Israeli Defense Force where, as Commander of the IDF's Central Command, he played an active role in reaching the peace agreements with Jordan and the Palestinian Authority. From 1996 to 1999, he served as the Director General of the Israeli Ministry of Defense, and prior to that command, he held a wide variety of senior-level positions in other Israeli units, since 1964. Mr. Biran holds a B.A. in Economics and Business Administration from Bar-Ilan University, and holds an Associate Diploma in Strategy and Political Economic Research from Georgetown University. He is also a graduate of the U.S. Marine Corps Command and Staff College. In addition, Mr. Biran's public activities include: serving as the Israeli Prime Minister's Special Coordinator for POWs and MIAs; is a member of the Board of Trustees of Haifa University; is a member of the Shevach-Mofet High School Executive Committee and; since 1996, has served as the Chairman of the Board of Directors of the Israeli Oil Refineries, Ltd.

      EHUD EREZ, 48 - Director. Mr. Erez has served as a director of deltathree since February 2002. Mr. Erez has served as the Chief Executive Officer of Atarey and President and Chief Financial Officer of El-Ad Group (Canada) since July 2001. Prior to July 2001, Mr. Erez was Auditor, Accountant and Partner of several accounting firms, including KPMG and Arthur Andersen. Prior to January 1985 Mr. Erez was a Revenue Inspector/Auditor for the Treasury Department in Jerusalem. Mr. Erez was an active member of the Auditing Standards Board of the Institute of Certified Public Accountants. He is a graduate of Hebrew University with a BA in Economics and Accounting and holds a CPA.

      AMIR GERA, 43 - Director. Mr. Gera has served as a director of deltathree since June 2001. Since January 2002, Mr. Gera has served as the Chief Executive Officer of Green Venture Capital Ltd., an investment holding company which engages primarily in acquiring holdings in venture capital funds, where he had previously served as the Assistant Director General since January 2001. In addition, Mr. Gera is also the Chief Executive Officer of Commutech Holding & Investments Ltd and has served in this capacity since March 2001. From 1993 through 2000, Mr. Gera was the Assistant Director General of Emet Neveh Savion Ltd., which owns and manages real estate assets.

      JOSHUA MAOR, 68 - Director. Mr. Maor has served as a director of deltathree since June 2001. Mr. Maor has served as the Chairman of Commutech Holding & Investments Ltd., an investment holding company which engages primarily in investments in high tech companies, since January 2002, and as the Chairman of the board of Mofet Venture Capital since 2001. Mr. Maor served as both the Chairman and Chief Executive Officer Green Venture Capital Ltd from 1997 to January 2002. From 1996 through 1997, Mr. Maor was the Chairman of I.B.M. Israel Ltd., which distributes and provides services for I.B.M. products, and I.B.M. Science and Technology Ltd., a research and development company. Mr. Maor served as a member of our Advisory Board from 1997 through 1998.

      LIOR SAMUELSON, 55 - Director. Mr. Samuelson has served as a director of deltathree since August 2001. Since August 1999, Mr. Samuelson has served as a Co-Founder and Principal of Mercator Capital. His experience includes advising clients in the Technology, Communications and Consumer sectors on mergers, acquisitions and private placements. From March 1997 to August 1999, Mr. Samuelson was the President and CEO of PricewaterhouseCoopers Securities. Prior to that, he was the President and CEO of The Barents Group, a merchant bank specializing in advising and investing in companies in emerging markets. Mr. Samuelson was also the Co-Chairman of Peloton Holdings, a Private Equity management company. Before that, he was a managing partner with KPMG and a senior consultant at Booz, Allen & Hamilton. Mr. Samuelson earned B.S. and M.S. degrees in Economics from Virginia Polytechnic University.

      SHIMMY ZIMELS, 38 - President and Chief Executive Officer and Director. Mr. Zimels has served as Chief Executive Office and President since June 2002, and served as Vice President of Operations and Chief Operating Officer of deltathree since June 1997, before being named President and Chief Executive Officer in June 2002. Prior to joining deltathree, Mr. Zimels was the Controller and Vice President of Finance at Net Media Ltd., a leading Israel-based Internet Service Provider, from June 1995 to June 1997. From April 1991 to May 1995, Mr. Zimels was a senior tax auditor for the Income Tax Bureau of the State of Israel. Mr. Zimels graduated with distinction from Hebrew University with a degree in Economics and Accounting and holds a Masters in Economics from Hebrew University.

      Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the Nasdaq Stock Market: Ilan Biran, Ehud Erez, Amir Gera, Joshua Maor and Lior Samuelson.

EXECUTIVE OFFICERS

      Set forth below is a brief description of the present and past business experience of each of the persons who serve as our executive officers or key employees who are not also serving as directors.

      PAUL C. WHITE, 41 - Chief Financial Officer and Secretary. Mr. White has served as our Chief Financial Officer since September 2000 and is responsible for corporate finance and all financial aspects of our operations, including accounting, tax, treasury, financial analysis, billing, internal audit, investor relations, real estate and procurement functions. Mr. White brings a vast array of experience in both the telecommunications and Internet industries having served as President and Chief Executive Officer of TelecomRFQ, Inc., a business-to-business start-up designed to facilitate telecommunications procurement between business buyers and major suppliers. Mr. White cultivated his expertise in both telecommunications and the Internet with senior level positions at Buyersedge.com, where he served as Vice President of Operations & Finance, and at Southern New England Telecommunications (SNET), the SBC Communications, Inc. subsidiary, where he served as Director of IT Strategy & Finance, Director of Corporate Development and Director of Finance & Business Development between 1995 and 1999. Mr. White has also worked in senior level positions at Ernst & Young, LLP and Arthur Andersen, LLP. Mr. White has a BBA and an MBA from Hofstra University, as well as a CPA.

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

      The Board had seven regular and no special meetings during the fiscal year ended December 31, 2003. During the fiscal year ended December 31, 2003, each member of the Board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director. One of our directors attended our annual meeting of stockholders held in 2003. The Board has established an executive committee, a compensation committee and an audit committee to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The functions of these committees and their current members are set forth below.

      The Executive Committee is empowered to act on any matter except those matters specifically reserved to the full Board by applicable law. The Executive Committee had no meetings during 2003. Amir Gera and Joshua Maor are the current members of the Executive Committee.

      The Compensation Committee is responsible for evaluating our compensation policies, determining our executive compensation policies and guidelines and administering our stock option and compensation plans. The Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and shall conduct its decision making process with respect to that issue without the Chief Executive Officer present. All members of the Compensation Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market. The Compensation Committee had one meeting during 2003. Amir Gera and Joshua Maor are the current members of the Compensation Committee. Please see also the report of the Compensation Committee set forth elsewhere in this report.

      The Nominating and Governance Committee is responsible for assisting identifying and recommending qualified candidates for director nominees to the Board, and leading the Board in its annual review of the Board's performance. All members of the Nominating Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market. There was no standing Nominating and Governance Committee during 2003. On March 16, 2004 Amir Gera and Joshua Maor were named as members of the Nominating and Governance Committee.

      The Audit Committee recommends to the Board the appointment of the firm selected to serve as our independent auditors and our subsidiaries and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent auditors our annual audit and annual financial statements; reviews with management the status of internal accounting controls; evaluates issues having a potential financial impact on us which may be brought to the Audit Committee's attention by management, the independent auditors or the Board; evaluates our public financial reporting documents; reviews the non-audit services to be performed by the independent auditors, if any; and considers the effect of such performance on the auditor's independence. Ilan Biran, Ehud Erez and Lior Samuelson are the current members of the Audit Committee. During the year ended December 31, 2003, the Board examined the composition of the Audit Committee in light of the adoption of new rules by the Nasdaq Stock Market and Securities and Exchange Commission in connection with the Sarbanes-Oxley Act of 2002. Under these rules, while Messrs. Biran and Samuelson meet the required criteria for audit committee member independence, Mr. Erez does not meet the required criteria due to his position with Atarey, an affiliate of the Company. The SEC has stated that listed issuers will be required to comply with the new listing rules by the earlier of the date of their first annual meeting of shareholders after January 15, 2004 or October 31, 2004, and the Company intends to replace Mr. Erez on the Audit Committee with a new member who meets the criteria for audit committee independence prior to such date. The Board has determined that each of Mr. Biran, Mr. Erez and Mr. Samuelson are "audit committee financial experts," as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-K. The Audit Committee had five meetings during 2003.

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

      To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements except that: an initial report of ownership was filed late by Ilan Biran; three reports of change in beneficial ownership, covering an aggregate of sixteen transactions, were filed late by Noam Bardin; two reports of change in beneficial ownership, covering an aggregate of two transactions, were filed late by Shimmy Zimels; two reports of change in beneficial ownership, covering an aggregate of two transactions, were filed late by Paul White; and one report of change in beneficial ownership, covering one transaction, was filed late by Lior Samuelson.

CODE OF CONDUCT AND ETHICS

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth certain summary information concerning the compensation paid or awarded for services rendered during each of our last three fiscal years to our chief executive officer and each of our other most highly compensated executive officers in 2001, 2002 and 2003 whose total salary and bonus exceeded $100,000. These two executive officers are referred to in this report as "named executive officers".

                                                            ANNUAL COMPENSATION      LONG-TERM COMPENSATION
                                                          -----------------------   -------------------------
                                                                                    SECURITIES
                                                                                    UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR          SALARY ($)     BONUS ($)  OPTIONS (#)  COMPENSATION
---------------------------                 ----          ----------     ---------  -----------  ------------
Shimmy Zimels (1)                           2003           180,000            --       85,000         --
    President and Chief Executive Officer   2002           182,335            --      100,000         --
   and former Chief Operating Officer.....  2001           214,395            --       80,000         --

                                            2003           180,000            --       65,000         --
Paul C. White                               2002           182,335            --      100,000         --
  Chief Financial Officer.................  2001           201,391            --           --         --

OPTION GRANTS DURING 2003

      The following table sets forth information regarding each stock option granted during fiscal year 2003 to each of the named executive officers.

                                                              INDIVIDUAL GRANTS
                                                              -----------------
                                                                                           POTENTIAL REALIZABLE VALUE
                                    SHARES OF        % OF TOTAL                                         AT
                                  COMMON STOCK         OPTIONS     EXERCISE                 ASSUMED RATES OF STOCK
                                   UNDERLYING        GRANTED TO     PRICE                            PRICE
                                 OPTIONS GRANTED    EMPLOYEES IN     PER     EXPIRATION    APPRECIATION FOR OPTION
                                     (#)(1)          FISCAL YEAR    SHARE       DATE              TERM (2)
NAME                                                                ($/SH)                    5%           10%
-------------------------------------------------------------------------------------------------------------------
Shimmy Zimels .............           85,000             24.7%       1.75     11/04/10    $60,556         $141,122
Paul C. White..............           65,000             18.9%       1.75     11/04/10    $46,308         $107,917

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

OPTION EXERCISES IN FISCAL 2003 AND YEAR-END OPTION VALUES

      The following table sets forth information for the named executive officers with respect to option exercises during 2003 and the value as of December 31, 2003 of unexercised in-the-money options held by each of the named executive officers.

                                                                                 NUMBER OF
                                                                                 SECURITIES                VALUE OF
                                                                                 UNDERLYING              UNEXERCISED
                                                                                UNEXERCISED              IN-THE-MONEY
                                                                                 OPTIONS AT               OPTIONS AT
                                        SHARES                                  YEAR END (#)             YEAR-END ($)
                                       ACQUIRED               VALUE             EXERCISABLE              EXERCISABLE
NAME                                ON EXERCISE (#)        REALIZED ($)        /UNEXERCISABLE           /UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------------
Shimmy Zimels..............               --                   --             417,271/151,667          407,783/226,117
Paul C. White..............               --                   --             193,333/131,667          310,553/202,717


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Executive compensation decisions in 2003 were made by the Compensation Committee. During 2003, no interlocking relationship existed between our Board and the board of directors or compensation committee of any other company.

DIRECTOR COMPENSATION

      At our Annual Meeting on December 8, 2003, each of our outside directors (Noam Bardin, Ilan Biran, and Lior Samuelson) became eligible to receive $10,000 for their services as directors, through the next Annual meeting date. We anticipate paying $10,000 to each outside director in 2004.

      Directors are reimbursed for the expenses they incur in attending meetings of the Board and Board committees. Under our 1999 Directors' Plan, each "new" director (i.e., a director that was not on the board in the previous year) who is not our employee receives options to purchase 24,848 shares of Common Stock on the date such director is initially elected to the Board. In addition, under our 1999 Directors' Plan, each "existing" non-employee director (i.e., a director that was on the board in the previous year) will be eligible to receive on an annual basis options to purchase 10,000 shares of Common Stock on the date such director is re-elected to the Board. In all cases, the exercise price is equal to the fair market value on the date of grant at the time of our Annual Meeting.

1999 DIRECTORS' PLAN

      The purposes of the 1999 Directors' Plan are to enable us to attract, maintain and motivate qualified directors and to enhance a long-term mutuality of interest between our directors and stockholders of our Common Stock by granting our directors options to purchase our shares.

      Under the Directors' Plan, on the first business day following each annual meeting of our stockholders during the term of the Directors' Plan, each existing director who is not our employee will be granted options to acquire 10,000 shares of our Common Stock with an exercise price per share equal to the fair market value of a share of our Common Stock on the date of grant. These options will have a seven-year term and will become exercisable on the first anniversary of the date of grant. In addition, each director who was not our employee on the date of the completion of our initial public offering was granted options to acquire 24,848 shares of our Common Stock with an exercise price per share equal to the initial public offering price. Each individual who becomes a new director will be granted options to acquire 24,848 shares of our Common Stock with an exercise price per share equal to the fair market value on the date of grant. These options will have a seven-year term and will be immediately exercisable. The maximum number of shares that may be issued under the Directors' Plan is 600,000 shares of Common Stock. The plan will terminate December 31, 2009, unless sooner terminated by our stockholders.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      We currently have employment agreements in place with Messrs. Zimels and White, each with the following principal terms:

o The agreements, dated as of April 26, 2004, and are effective until August 31, 2006, and March 31, 2007, for Messrs. Zimels and White, respectively, and shall thereafter be automatically extended for the same duration on the expiration date and on each expiration date thereafter unless either party provides the other party with written notice of non-renewal at least 90 days prior to expiration of a term, provided that the executive provides notice of renewal to the Compensation Committee six (6) months prior to expiration of the term.

o Pursuant to the agreements, Mr. Zimels and Mr. White are entitled to receive a base salary of $239,000 and $226,000, respectively. Such base salary shall be increased on each January 1, commencing January 1, 2005, by an amount equal to his base salary then in effect, multiplied by the applicable cost of living index during the prior year. The employee's base salary, as adjusted for cost of living increases, may be further increased at the option and in the discretion of the Board.

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

      On March 31, 2002, Messrs. White and Zimels each took a voluntary pay reduction for an unspecified time, from their then current salaries of $213,210, and $213,210, respectively, to $180,000 each. Messrs. Zimels' and White's have kept their voluntary pay reduction in effect at $180,000 each, whereas their current contractual salaries had increased to $232,650 and $220,242, respectively, for 2003, due to a cost-of-living increase clause included in their respective contracts.

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

Overall Policy

      The Compensation Committee believes that the stability of the Company's management team, as well as the Company's ability to continue to incentivize management and to attract and retain highly qualified executives for its expanding operations, will be a contributing factor to the Company's continued growth and success. In order to promote stability, growth and performance, and to attract new executives, the Company's strategy is to compensate its executives with an overall package that the Company believes is competitive with those offered by similarly situated companies and which consists of (i) a stable base salary set at a sufficiently high level to retain and motivate these officers but generally targeted to be in the lower half of its peer group comparables, (ii) an annual bonus linked to the Company's overall performance each year and to the individual executive's performance each year and (iii) equity-related compensation which aligns the financial interests of the Company's executive officers with those of the Company's stockholders by promoting stock ownership and stock performance through the grant of stock options and stock appreciation rights, restricted stock and other equity and equity-based interests under the Company's various plans.

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

      With respect to 2003, there were no bonuses awarded to any executive officer, under the 1999 Performance Incentive Plan. Pursuant to the terms of the 1999 Performance Incentive Plan, any awards would have been paid in the current year, promptly following the completion of the audit of the Company's 2003 financial statements.

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

      The 1999 Stock Incentive Plan is administered by the Compensation Committee and provides for the grant of (i) incentive and non-incentive stock options to purchase Common Stock; (ii) stock appreciation rights, which may be granted in tandem with or independently of stock options; (iii) restricted stock and restricted units; (iv) incentive stock and incentive units; (v) deferred stock units; and (vi) stock in lieu of cash. The maximum number of shares for which options or stock appreciation rights may be granted to any one participant in a calendar year is 600,000. As of December 31, 2003, the Company has granted options to acquire an aggregate of 2,822,311 shares of Common Stock.

Chief Executive Officer's Fiscal 2003 Compensation

      Mr. Shimmy Zimels was our chief executive officer for all of 2003. Under the terms of his employment agreement, Mr. Zimels was entitled to receive an aggregate annual base salary of $232,650. However, during 2003, Mr. Zimels received an aggregate annual base salary of $180,000, due to his voluntary pay reduction, and his participation in the 1999 Performance Incentive Plan resulted in no bonus compensation for 2003.


                                  Submitted by:

                                  The Compensation Committee
                                  Amir Gera
                                  Joshua Maor

                             STOCK PERFORMANCE CHART

      The following chart compares the cumulative total stockholder return on our Common Stock from the date of our initial public offering (November 22, 1999) through December 31, 2003 with the cumulative total return on The Nasdaq Stock Market (U.S.) Index and the Nasdaq Telecommunications Index. For purposes of the chart, it is assumed that the value of the investment in our Common Stock and each index was $100 on November 22, 1999. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

                                                                       CUMULATIVE TOTAL RETURN
                                   ------------------------------------------------------------------------------------------------
                                     11/23/99     12/99       3/00       6/00      9/00     12/00       3/01      6/01        9/01
                                   ----------- --------- ---------- ---------- --------- ---------  --------- --------- -----------
deltathree, Inc.                      $100.00   $171.67    $139.59     $97.09     24.17      7.92       8.33      4.93        5.33
Nasdaq Stock Market (U.S.)             100.00    121.58     136.57     118.74    109.49     73.31      54.71     64.52       44.77
Nasdaq Telecommunications Market       100.00    113.28     120.35      94.98     75.76     48.24      42.51     40.28       29.34


                                   ------------------------------------------------------------------------------------------------
                                        12/01      3/02      6/02        9/02     12/02      3/03       6/03      9/03       12/03
                                   ----------- --------- ---------  ---------- --------- ---------  --------- --------- -----------
deltathree, Inc.                         6.00      7.13      4.14        3.20      3.17      3.67       4.33     11.00       19.47
Nasdaq Stock Market (U.S.)              58.19     55.14     43.95       35.26     40.23     40.47      48.80     53.73       60.15
Nasdaq Telecommunications               32.31     23.03     13.89       12.74     14.88     17.02      21.02     21.31       24.74
Market

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information with respect to the beneficial ownership of shares of our Common Stock as of April 28, 2004 by:

      o each person who we know owns beneficially more than 5% of our Common Stock;

      o     each of our directors individually;

      o     each of our named executive officers individually; and

      o     all of our executive officers and directors as a group.

      Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of Common Stock that an individual or group has the right to acquire within 60 days of April 28, 2004 pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

                                                                         NUMBER                 PERCENTAGE(1)
                                                                         ------                 -------------
                                                                    SHARES OF DELTATHREE CLASS A COMMON STOCK
                                                                                BENEFICIALLY OWNED
                                                                                ------------------
PRINCIPAL STOCKHOLDER:
Atarey Hasharon Chevra Lepituach
   Vehashkaot Benadlan (1991)
   Ltd......................................................           14,783,752                   50.0%
   7 Giborey Israel St., P.O. Box 8468.
   South Netanya Industrial Zone 42504, Israel.

EXECUTIVE OFFICERS AND DIRECTORS:
Noam Bardin(2)(3)...........................................            776,304                     2.6%
Shimmy Zimels(2)(4).........................................            633,407                     2.1%
Paul C. White(2)(5).........................................            325,000                     1.1%
Ilan Biran (2)(5)...........................................             24,848                       *
Ehud Erez (2)(5)(6).........................................             10,000                       *
Amir Gera (2)(5)............................................             24,848                       *
Joshua Maor (2)(7)..........................................             40,999                       *
Lior Samuelson (2)(5).......................................             34,848                       *
All Directors and Executive Officers as a group (8 persons)(8)         1,870,254                    6.3%

-------------
*     Less than 1%.

(1) Percentage of beneficial ownership is based on 29,576,157 shares of Common Stock outstanding as of April 28, 2004.

(2) The address for the director or executive officer listed is c/o the Company.

(3) Includes (a) 187,366 shares of Common Stock and (b) options to purchase 588,938 shares of Common Stock.

(4) Includes (a) 64,469 shares of Common Stock and (b) options to purchase 568,938 shares of Common Stock.

(5)   Represents options to purchase shares of Common Stock.

(6) Excludes the 14,783,752 shares of Common Stock owned by Atarey. Mr. Erez is currently the Chief Executive Officer of Atarey.

(7) Includes (a) 16,151 shares of Common Stock and (b) options to purchase 24,848 shares of Common Stock.

(8) Includes (a) 267,986 shares of Common Stock and (b) options to purchase 1,602,116 shares of Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2003:

----------------------------- --------------------------------- --------------------------------- ---------------------------------
Plan Category                 Number of Securities to be        Weighted Average Exercise Price   Number of Securities Remaining
                              Issued Upon Exercise of           of Outstanding Options,           Available for Future Issuance
                              Outstanding Options, Warrants     Warrants and Rights               Under Equity Compensation Plans
                              and Rights                                                          (excluding securities reflected
                                                                                                  in first column)
----------------------------- --------------------------------- --------------------------------- ---------------------------------
Equity Compensation Plans                2,753,130                           $2.55                           1,515,846
Approved by Security
Holders (1)
----------------------------- --------------------------------- --------------------------------- ---------------------------------
Equity Compensation Plans
not Approved by Security
Holders                                     N/A                               N/A                               N/A
----------------------------- --------------------------------- --------------------------------- ---------------------------------
Total                                    2,753,130                           $2.55                           1,515,846
----------------------------- --------------------------------- --------------------------------- ---------------------------------

(1) These plans consist of our 1999 Stock Incentive Plan, 1999 Directors' Plan, and 1999 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We are not, and have not been during the last two fiscal years, a party to any related-party agreements. All transactions between us and our officers, directors, principal stockholders and affiliates must be reviewed and approved in advance by the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents fees for professional audit services rendered by Brightman Almagor & Co. for the audit of the Company's annual financial statements for the years ended December 31, 2003, and December 31, 2002, and fees billed for other services rendered by Brightman Almagor & Co. during those periods.

                                                 2003           2002
                                                 ----           ----
AUDIT FEES                                     $ 54,000       $ 54,000
AUDIT RELATED FEES                                4,000          4,000
TAX FEES                                              -              -
ALL OTHER FEES                                        -              -
-------------------------------------------------------------------------
TOTAL                                          $ 58,000       $ 58,000
-------------------------------------------------------------------------

      In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees we paid Brightman Almagor & Co. for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports filed with the SEC, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and consultation regarding financial accounting and/or reporting standards; "audit-related fees" are fees billed by Brightman Almagor & Co. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including due diligence related to a potential merger; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees billed by Brightman Almagor & Co for any services not included in the first three categories.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

      Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

      Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

      1. AUDIT services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

      2. AUDIT-RELATED services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

      3. TAX services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

      4. OTHER FEES are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

      Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

      The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

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

10.3*          Form of deltathree, Inc. 1999 Performance Incentive Plan.

10.4*          Form of deltathree, Inc. 1999 Directors' Plan.

10.5* Employment Agreement, effective as of April 1, 1999, between Noam Bardin and deltathree, Inc.

10.6** Amendment No. 1 to Employment Agreement, effective as of June 1, 2000, between Noam Bardin and deltathree, Inc.

10.7 Employment Agreement, effective as of April 26, 2004, between Shimmy Zimels and deltathree, Inc.

10.8 Employment Agreement, effective as of April 26, 2004, between Paul White and deltathree, Inc.

14.1##         deltathree, Inc. Corporate Code of Conduct and Ethics

23.1##         Consent of Brightman Almagor & Co.

31.1 Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32## Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

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

      ## Incorporated by reference to the Company's annual report on Form 10-K filed on March 30, 2004.

      (b) Reports on Form 8-K.

      We furnished a report on Form 8-K dated November 6, 2003 reporting under
Item 12 our press release regarding our earnings for the quarter ended September 30, 2003.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on April 28, 2004.


                                     DELTATHREE, INC.

                                     BY: /S/ PAUL C. WHITE
                                         --------------------------------------
                                         PAUL C. WHITE, CHIEF FINANCIAL OFFICER

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:


                SIGNATURE                                              TITLE                                   DATE

*                                                       Chief Executive Officer, President                April 28, 2004
---------------------------------------------           and Director
Shimmy Zimels                                           (Principal Executive Officer)


/s/ Paul C. White                                       Chief Financial Officer (Principal                April 28, 2004
---------------------------------------------           Accounting and Financial Officer)
Paul C. White


/s/ Noam Bardin                                         Chairman of the Board of Directors                April 28, 2004
---------------------------------------------
Noam Bardin


*                                                                      Director                           April 28, 2004
---------------------------------------------
Ilan Biran


*                                                                      Director                           April 28, 2004
---------------------------------------------
Ehud Erez


*                                                                      Director                           April 28, 2004
---------------------------------------------
Amir Gera


*                                                                      Director                           April 28, 2004
---------------------------------------------
Joshua Maor


*                                                                      Director                           April 28, 2004
---------------------------------------------
Lior Samuelson


* By: /s/ Paul C. White
      ---------------------------------------
      Paul C. White, Chief Financial Officer
      (Attorney-in-fact)