Form 10-Q
period 2004-03-31
DELTATHREE INC
filed 2004-05-14
CIK 1086740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

YES   [  ]    NO [X]

         As of May 12, 2004, the registrant had 29,579,157 shares of Class A Common Stock, par value $0.001 per share, outstanding.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................................9

Item 4.  Controls and Procedures..................................................................................9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................10

Item 2.  Change in Securities and Use of Proceeds................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................10

Item 5.  Other Information.......................................................................................11

Item 6.  Exhibits and Reports on Form 8-K........................................................................11

Signatures.......................................................................................................12

Exhibit Index....................................................................................................13

Certifications...................................................................................................14



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                                DELTATHREE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               AS OF                 AS OF
                                                                              MARCH 31,           DECEMBER 31,
                                                                                2004                  2003
                                                                             (unaudited)
                                                                                     ($ IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................................            $7,873                $1,682
 Short-term investments...............................................             9,972                16,442
 Accounts receivable, net ............................................               550                   363
 Prepaid expenses and other current assets ...........................               541                   684
 Inventory ...........................................................               151                    60
                                                                               ---------             ---------

    Total current assets..............................................            19,087                19,231
                                                                               ---------             ---------

PROPERTY AND EQUIPMENT, NET...........................................             3,634                 4,307
                                                                               ---------             ---------

DEPOSITS..............................................................               104                   105
                                                                               ---------             ---------

     Total assets.....................................................           $22,825               $23,643
                                                                               =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable.....................................................            $2,207                $2,139
 Deferred revenues ...................................................               392                   172
 Other current liabilities ...........................................             2,001                 2,100
                                                                               ---------             ---------

    Total current liabilities.........................................             4,600                 4,411
                                                                               ---------             ---------

LONG-TERM LIABILITIES:
 Severance pay obligations ...........................................                99                    91
                                                                               ---------             ---------

    Total liabilities.................................................             4,699                 4,502
                                                                               ---------             ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Class A common stock, - par value $0.001.............................                29                    29
 Additional paid-in capital...........................................           167,236               167,168
 Accumulated deficit..................................................         (148,929)              (147,846)

Treasury stock at cost: 257,600 shares of class A common stock as of
  March 31, 2002 and December 31, 2002................................             (210)                 (210)
                                                                               ---------             ---------

     Total stockholders' equity.......................................            18,126                19,141
                                                                               ---------             ---------

     Total liabilities and stockholders' equity.......................           $22,825               $23,643
                                                                               =========             =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       2004                  2003
                                                                                 (unaudited)
                                                                     ($ IN THOUSANDS, EXCEPT  SHARE DATA)
Revenues.......................................................              4,606               2,972

Costs and operating expenses:
  Cost of revenues, net........................................              3,009               1,862
  Research and development expenses, net ......................                581                 663
  Selling and marketing expenses...............................                803                 783
  General and administrative expenses (exclusive of
     non-cash compensation expense shown below)................                597                 661
  Depreciation and amortization ...............................                747               1,598
                                                                       -----------          ----------

Total costs and operating expenses.............................              5,737               5,567
                                                                       -----------          ----------

Loss from operations...........................................            (1,131)             (2,595)
Interest income (expense), net.................................                 86                 101
                                                                       -----------          ----------
Loss before income taxes.......................................            (1,045)             (2,494)
Income taxes...................................................                 38                  18
                                                                       -----------          ----------
Net loss.......................................................             (1,083)             (2,512)
                                                                       ===========          ==========

Net loss per share - basic and diluted ........................              (0.04)              (0.09)
                                                                       ===========          ==========

Weighted average number of shares outstanding -
 basic and diluted (number of shares)..........................         29,278,433          28,923,296
                                                                       ===========          ==========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                2004                  2003
                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $     (1,083)        $     (2,512)
  Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization..................................               747                1,598
       Capital gain, net..............................................                 -                  (3)
       Increase (decrease) in liability for severance pay, net........                 8                    4
       Provision for losses on accounts receivable....................                 -                   42
  Changes in assets and liabilities:
       Decrease (increase) in accounts receivable.....................              (187)                 266
       Decrease (increase) in other current assets....................               143                  (72)
       Increase (decrease) in inventory...............................              (91)                    -
       Increase (decrease) in accounts payable........................                68                 (477)
       Increase (decrease) in deferred revenues.......................               220                  (94)
       Increase (decrease) in current liabilities.....................               (99)                (246)
                                                                                     809                1,018
                                                                             -----------         ------------
  Net cash used in operating activities...............................              (274)              (1,494)
                                                                             -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment.............................               (74)                 (52)
       Proceeds from sale of property and equipment...................                 -                    4
       Decrease (increase) in deposits................................                 1                    -
                                                                             -----------         ------------
  Net cash used in investing activities...............................               (73)                 (48)
                                                                             -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of employee options.....................                68                    -
       Decrease (increase) in short-term investments..................             6,470                  281
                                                                             -----------         ------------
  Net cash provided by (used in) financing activities.................             6,538                  281
                                                                             -----------         ------------

Increase (decrease) in cash and cash equivalents......................             6,191               (1,261)
Cash and cash equivalents at beginning of year........................             1,682                5,681
                                                                             -----------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................       $     7,873         $      4,420
                                                                             ===========         ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

       Proceeds from exercise of employee options.....................       $        26         $          -
                                                                             ===========         ============

       SUPPLEMENTAL SCHEDULE OF NO CASH INVESTING AND FINANCING
ACTIVITIES:

  Net cash provided by (used in) financing activities.................       $         -         $        102
                                                                             ===========         ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DELTATHREE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of deltathree, Inc. and its subsidiaries (collectively, "the Company"), of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.


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



         If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           ---------------- -----------------
                                                                               2 0 0 4          2 0 0 3

       NET INCOME (LOSS):
         Reported net income (loss).................                            $   (1,083)       $   (2,512)
         Add stock-based employee compensation expense, included in
           reported net income, net of tax............................                   -                 -
         Deduct stock-based employee compensation expense determined
           under fair value method, net of tax........................                (94)             (748)
                                                                           ---------------- -----------------
         Pro forma net income (loss)                                            $  (1,177)        $  (3,260)
                                                                           ================ =================
       NET INCOME (LOSS) PER SHARE:
         Basic and diluted, as reported.............                            $   (0.04)        $   (0.09)
         Basic and diluted, pro forma...............                            $   (0.04)        $   (0.11)



         For the purpose of presenting pro forma information required under SFAS 123, the fair value option grant has been estimated on the date of grant using the Black-Scholes option pricing model for grants made after the Company became a public entity. The following assumptions were used for the three months period ended March 31, 2003: dividend yield of 0.00%; risk-free interest rate of 4.8%, an expected life of 3-years; a volatility rate of 150%.

     There were no grants in the three months period ended March 31 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.


THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES

         Revenues increased approximately $1.6 million or 53.3% to approximately $4.6 million for the three months ended March 31, 2004 from approximately $3.0 million for the three months ended March 31, 2003. Revenues from enhanced IP communications services (primarily PC-to-Phone) through iConnectHere increased approximately $0.3 million or 17% to approximately $1.8 million for the three months ended March 31, 2004 from approximately $1.5 million for the three months ended March 31, 2003 due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base. Revenues from enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted Communications Solution) increased approximately $1.2 million or 94% to approximately $2.5 million for the three months ended March 31, 2004 from approximately $1.3 million for the three months ended March 31, 2003, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base.

         Revenues from carrier transmission services decreased by approximately $$19,000 or 22% to approximately $69,000 for the three months ended March 31, 2004 from approximately $88,000 for the three months ended March 31, 2003, due primarily to reduced demand from a smaller customer base. One "Master Reseller" accounted for approximately 27% of our sales in aggregate during the 1st quarter of 2004.

COSTS AND OPERATING EXPENSES

         COST OF REVENUES. Cost of revenues increased by approximately $1.1 million or 57.9% to approximately $3.0 million for the three months ended March 31, 2004 from approximately $1.9 million for the three months ended March 31, 2003, due primarily to a increase in the amount of traffic being terminated.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased slightly by approximately $0.1 million or 14.3% to approximately $0.6 million for the three months ended March 31, 2004 from approximately $0.7 million for the three months ended March 31, 2003, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses was essentially unchanged at approximately $0.8 million for the three months ended March 31, 2004 and for the three months ended March 31, 2003.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased slightly by approximately $0.1 million or 14.3% to approximately $0.6 million for the three months ended March 31, 2004 from approximately $0.7 million for the three months ended March 31, 2003, primarily due to decreased personnel costs, somewhat off-set by increased professional fees.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by approximately $0.9 million or 56.3% to approximately $0.7 million for the three months ended March 31, 2004 from approximately $1.6 million for the three months ended March 31, 2003.

LOSS FROM OPERATIONS

         Loss from operations decreased by approximately $1.5 million or 57.7% to approximately $1.1 million for the three months ended March 31, 2004 from approximately $2.6 million for the three months ended March 31, 2003, due primarily to the increase in revenues and decrease in in-direct operating expenses, including selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

INTEREST INCOME, NET

         Interest income, net decreased by approximately $15,000 or 14.9% to approximately $86,000 for the three months ended March 31, 2004 from approximately $101,000 for the three months ended March 31, 2003, due primarily to lower interest rates earned on the reduced balance of the remaining proceeds from our initial public offering.

INCOME TAXES, NET

         We paid net income taxes of approximately $38,000 for the three months ended March 31, 2004 compared to approximately $18,000 for the three months ended March 31, 2003.

NET LOSS

         Net loss decreased by approximately $1.4 million or 56.0% to approximately $1.1 million for the three months ended March 31, 2004 from approximately $2.5 million for the three months ended March 31, 2003 due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception in March 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of March 31, 2004, we had an accumulated deficit of approximately $149 million. We anticipate that we will continue to incur operating and net losses as we continue to implement our growth strategy.

         As of March 31, 2004, we had cash and cash equivalents of approximately $7.9 million, marketable securities and other short-term investments of approximately $10.0 million and working capital of approximately $14.5 million.

We generated negative cash flow from operating activities of approximately $0.3 million during the three months ended March 31, 2004 compared with approximately $1.5 million during the three months ended March 31, 2003. Accounts receivable were approximately $0.6 million and $0.4 million at March 31, 2004 and March 31, 2003, respectively.

         Our capital expenditures were essentially unchanged, with approximately $74,000 expended in the three months ended March 31, 2004 compared to approximately $52,000 expended in the three months ended March 31, 2003 as we continued to optimize our overall utilization of our existing domestic and international network infrastructure.

         Short-term, we obtain our funding from our utilization of the remaining proceeds from our initial public offering offset by positive or negative cash flow from our operations. These proceeds are maintained as cash, cash equivalents, and short-term investments with an original maturity of twelve months or less. Based on current trends in our operations, we believe that these funds will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that our business plan is implemented successfully, and that:

         o our recent revenue trends, which reflected an increase in our higher-margin (primarily PC-to-Phone and Broadband Phone) products and services, continue to increase;

         o our indirect expense trends remain at or near the rates of our first quarter 2004 rates, which were reduced during the past twelve months through curtailment of discretionary expenditures, and reduced network rent and termination rates from our carriers; and

         o our net cash-burn rate, which was reduced during the past twelve months due to the foregoing factors to approximately $280,000 in the first quarter of 2004, continues to improve throughout the remainder of 2004 and beyond.

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

         As of March 31, 2004, we had used approximately $37 million of the net proceeds for sales, marketing and promotional activities, $22 million for capital expenditures and $17 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the first quarter of 2004.

ITEM 5.  OTHER INFORMATION

         The Company entered into new employment agreements, dated as of April 26, 2004, with each of Shimmy Zimels, its President and Chief Executive Officer, and Paul C. White, its Chief Financial Officer.


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


         (b) Reports on Form 8-K. The following report was filed on Form 8-K during the quarter ended March 31, 2004:

         On March 4, 2004, we furnished a report on Form 8-K, as amended, reporting under Item 12 our press release announcing our results and other data for the year ended and quarter ended December 31, 2003, as well as financial guidance for the quarter ending June 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DELTATHREE, INC.


Date:  May 13, 2004                         By:  /s/ Paul C. White
                                               --------------------------------
                                                 Name: Paul C. White
                                                 Title: Chief Financial Officer

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