Form 10-Q
period 2004-06-30
DELTATHREE INC
filed 2004-08-04
CIK 1086740

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

YES  [ ]    NO [X]

      As of August 3, 2004, the registrant had 29,579,823 shares of Class A Common Stock, par value $0.001 per share, outstanding.

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

Item 4.  Controls and Procedures.................................................................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................12

Item 2.  Change in Securities and Use of Proceeds................................................................12

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................12

Item 5.  Other Information.......................................................................................13

Item 6.  Exhibits and Reports on Form 8-K........................................................................13

Signatures.......................................................................................................14

Exhibit Index....................................................................................................15

Certifications...................................................................................................16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                DELTATHREE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         AS OF        AS OF
                                                                        JUNE 30,   DECEMBER 31,
                                                                         2004         2003
                                                                       ---------   ------------
                                                                      (unaudited)
                                                                          ($ IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................................   $   9,297    $   1,682
 Short-term investments ............................................       8,222       16,442
 Accounts receivable, net ..........................................         700          363
 Prepaid expenses and other current assets .........................         404          684
 Inventory .........................................................         141           60
                                                                       ---------    ---------
    Total current assets ...........................................      18,764       19,231
                                                                       ---------    ---------
PROPERTY AND EQUIPMENT, NET ........................................       3,476        4,307
                                                                       ---------    ---------
DEPOSITS ...........................................................         104          105
                                                                       ---------    ---------
     Total assets ..................................................   $  22,344    $  23,643
                                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable ..................................................   $   2,658    $   2,139
 Deferred revenues .................................................         309          172
 Other current liabilities .........................................       2,046        2,100
                                                                       ---------    ---------
    Total current liabilities ......................................       5,013        4,411
                                                                       ---------    ---------
LONG-TERM LIABILITIES:
 Severance pay obligations .........................................          93           91
                                                                       ---------    ---------
    Total liabilities ..............................................       5,106        4,502
                                                                       ---------    ---------
STOCKHOLDERS' EQUITY:
 Class A common stock, - par value $0.001 ..........................          29           29
 Additional paid-in capital ........................................     167,242      167,168
 Accumulated deficit ...............................................    (149,823)    (147,846)

Treasury stock at cost: 257,600 shares of Class A common stock as of
  June 30, 2004 and December 31, 2003 ..............................        (210)        (210)
                                                                       ---------    ---------
     Total stockholders' equity ....................................      17,238       19,141
                                                                       ---------    ---------
     Total liabilities and stockholders' equity ....................   $  22,344    $  23,643
                                                                       =========    =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                                 2004            2003            2004            2003
                                             ------------    ------------    ------------    ------------
                                                      (unaudited)                     (unaudited)
                                                         ($ IN THOUSANDS, EXCEPT SHARE DATA)
Revenues .................................   $      4,701    $      2,985    $      9,307    $      5,957

Costs and operating expenses:
  Cost of revenues .......................          3,047           1,955           6,056           3,817
  Research and development expenses ......            558             555           1,139           1,218
  Selling and marketing expenses .........            822             871           1,625           1,654
  General and administrative expenses ....            484             478           1,091           1,139
  Depreciation and amortization ..........            719           1,527           1,464           3,131
                                             ------------    ------------    ------------    ------------

     Total costs and operating expenses ..          5,630           5,386          11,375          10,959
                                             ------------    ------------    ------------    ------------

Loss from operations .....................           (929)         (2,401)         (2,068)         (5,002)
Interest income, net .....................             49              42             135             146
                                             ------------    ------------    ------------    ------------
Loss before income taxes .................           (880)         (2,359)         (1,933)         (4,856)
Income taxes .............................              6               4              44              22
                                             ------------    ------------    ------------    ------------
Net loss .................................   $       (886)   $     (2,363)   $     (1,977)   $     (4,878)
                                             ============    ============    ============    ============

Net loss per share - basic and diluted ...   $      (0.03)   $      (0.08)   $      (0.07)   $      (0.17)
                                             ============    ============    ============    ============

Weighted average shares outstanding -
      basic and diluted (number of shares)     29,312,835      28,923,296      29,298,717      28,921,536
                                             ============    ============    ============    ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                     2004       2003
                                                                    -------    -------
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................   $(1,977)   $(4,878)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ............................     1,464      3,131
       Capital gain, net ........................................        --        (18)
       Increase (decrease) in liability for severance pay .......         2        (28)
       Provision for losses on accounts receivable ..............        --         42
  Changes in assets and liabilities:
       Decrease (increase) in accounts receivable ...............      (337)       320
       Decrease in other current assets .........................       280        312
       Increase in inventory ....................................       (81)        --
       Increase (decrease) in accounts payable ..................       519       (491)
       Increase in deferred revenues ............................       137          5
       Decrease in current liabilities ..........................       (54)      (381)
                                                                    -------    -------
                                                                      1,930      2,892
                                                                    -------    -------
  Net cash used in operating activities .........................       (47)    (1,986)
                                                                    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment .......................      (633)      (204)
       Proceeds from sale of property and equipment .............        --         35
        Decrease (increase) in deposits .........................         1         (5)
                                                                    -------    -------
   Net cash used in investing activities ........................      (632)      (174)
                                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease in short-term investments, net ..................     8,220        451
       Proceeds from exercise of employee options ...............        74         --
                                                                    -------    -------
  Net cash provided by financing activities .....................     8,294        451
                                                                    -------    -------

Increase (decrease) in cash and cash equivalents ................     7,615     (1,709)
Cash and cash equivalents at beginning of year ..................     1,682      5,681
                                                                    -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $ 9,297    $ 3,972
                                                                    =======    =======

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

      If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,               JUNE 30,
                                                           -----------------------------------------
                                                             2004       2003       2004       2003
                                                           -------    -------    -------    -------
      NET INCOME (LOSS):
        Reported net income (loss) .....................   $  (886)   $(2,363)   $(1,977)   $(4,878)
        Add stock-based employee compensation expense,
          included in reported net income, net of tax ..        --         --         --         --
        Deduct stock-based employee compensation expense
          determined under fair value method, net of tax       (94)      (198)      (188)      (404)
                                                           -------    -------    -------    -------

        Pro forma net income (loss) ....................   $  (980)   $(2,561)   $(2,165)   $(5,282)
                                                           =======    =======    =======    =======

      NET INCOME (LOSS) PER SHARE:
        Basic and diluted, as reported .................   $ (0.03)   $ (0.08)   $ (0.07)   $ (0.17)
        Basic and diluted, pro forma ...................   $ (0.03)   $ (0.09)   $ (0.07)   $ (0.18)

      For the purpose of presenting pro forma information required under SFAS 123, the fair value option grant has been estimated on the date of grant using the Black Scholes option pricing model for grants made after the Company became a public entity. During the six and three months ended June 30, 2004 and the six and three months ended June 30, 2003 there were no new option grants.

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

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUES

      Revenues increased approximately $3.3 million or 55.0% to approximately $9.3 million for the six months ended June 30, 2004 from approximately $6.0 million for the six months ended June 30, 2003. Revenues from enhanced IP communications services (primarily PC-to-Phone) through iConnectHere increased approximately $0.6 million or 20% to approximately $3.6 million for the six months ended June 30, 2004 from approximately $3.0 million for the six months ended June 30, 2003 due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base. Revenues from enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted Communications Solution) increased approximately $3.0 million or 115.4% to approximately $5.6 million for the six months ended June 30, 2004 from approximately $2.6 million for the six months ended June 30, 2003, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base.

      Revenues from carrier transmission services decreased by approximately $193,000 or 62.0% to approximately $118,000 for the six months ended June 30, 2004 from approximately $311,000 for the six months ended June 30, 2003, due primarily to reduced demand from a smaller customer base. One "Master Reseller" accounted for approximately 22.5% of our sales in aggregate during the first half of 2004.

COSTS AND OPERATING EXPENSES

      COST OF REVENUES. Cost of revenues increased by approximately $2.3 million or 60.5% to approximately $6.1 million for the six months ended June 30, 2004 from approximately $3.8 million for the six months ended June 30, 2003, due primarily to an increase in the amount of traffic being terminated.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased slightly by approximately $0.1 million or 8.3% to approximately $1.1 million for the six months ended June 30, 2004 from approximately $1.2 million for the six months ended June 30, 2003, due to lower personnel costs associated with the development of new services and enhancements to our existing services.

      SELLING AND MARKETING EXPENSES. Selling and marketing expenses were essentially unchanged at approximately $1.6 million for the six months ended June 30, 2004 and for the six months ended June 30, 2003.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were essentially unchanged at approximately $1.1 million for the six months ended June 30, 2004 and for the six months ended June 30, 2003.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by approximately $1.6 million or 51.6% to approximately $1.5 million for the six months ended June 30, 2004 from approximately $3.1 million for the six months ended June 30, 2003.

LOSS FROM OPERATIONS

      Loss from operations decreased by approximately $2.9 million or 58.0% to approximately $2.1 million for the six months ended June 30, 2004 from approximately $5.0 million for the six months ended June 30, 2003, due primarily to the increase in revenues and decrease in in-direct operating expenses, including research and development expenses. We expect to continue to incur losses for the foreseeable future.

INTEREST INCOME, NET

      Interest income, net decreased by approximately $11,000 or 7.5% to approximately $135,000 for the six months ended June 30, 2004 from approximately $146,000 for the six months ended June 30, 2003, due primarily to lower interest rates earned on the reduced balance of the remaining proceeds from our initial public offering.

INCOME TAXES, NET

      We paid net income taxes of approximately $44,000 for the six months ended June 30, 2004 compared to approximately $22,000 for the six months ended June 30, 2003.

NET LOSS

      Net loss decreased by approximately $2.9 million or 59.2% to approximately $2.0 million for the six months ended June 30, 2004 from approximately $4.9 million for the six months ended June 30, 2003 due to the foregoing factors.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUES

      Revenues increased approximately $1.7 million or 56.7% to approximately $4.7 million for the three months ended June 30, 2004 from approximately $3.0 million for the three months ended June 30, 2003. Revenues from enhanced IP communications services (primarily PC-to-Phone) through iConnectHere increased approximately $0.3 million or 20.0% to approximately $1.8 million for the three months ended June 30, 2004 from approximately $1.5 million for the three months ended June 30, 2003 due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base. Revenues from enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted

Communications Solution) increased approximately $1.5 million or 115.4% to approximately $2.8 million for the three months ended June 30, 2004 from approximately $1.3 million for the three months ended June 30, 2003, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base.

      Revenues from carrier transmission services decreased by approximately $176,000 or 78.57% to approximately $48,000 for the three months ended June 30, 2004 from approximately $224,000 for the three months ended June 30, 2003, due primarily to reduced demand from a smaller customer base. One "Master Reseller" accounted for approximately 17.17% of our sales in aggregate during the second quarter of 2004.

COSTS AND OPERATING EXPENSES

      COST OF REVENUES. Cost of revenues increased by approximately $1.0 million or 50.0% to approximately $3.0 million for the three months ended June 30, 2004 from approximately $2.0 million for the three months ended June 30, 2003, due primarily to a increase in the amount of traffic being terminated.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were essentially unchanged at approximately $0.6 million for the three months ended June 30, 2004 and for the three months ended June 30, 2003.

      SELLING AND MARKETING EXPENSES. Selling and marketing expenses were essentially unchanged at approximately $0.8 million for the three months ended June 30, 2004 and for the three months ended June 30, 2003.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were essentially unchanged at approximately $0.5 million for the three months ended June 30, 2004 and for the three months ended June 30, 2003.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by approximately $0.8 million or 53.3% to approximately $0.7 million for the three months ended June 30, 2004 from approximately $1.5 million for the three months ended June 30, 2003.

LOSS FROM OPERATIONS

      Loss from operations decreased by approximately $1.5 million or 62.5% to approximately $0.9 million for the three months ended June 30, 2004 from approximately $2.4 million for the three months ended June 30, 2003, due primarily to the increase in revenues and a slight decrease in in-direct operating expenses, including selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

INTEREST INCOME, NET

      Interest income, net increased by approximately $7,000 or 16.7% to approximately $49,000 for the three months ended June 30, 2004 from approximately $42,000 for the three months ended June 30, 2003, due primarily to slightly higher interest rates earned on the reduced balance of the remaining proceeds from our initial public offering.

INCOME TAXES, NET

      We paid net income taxes of approximately $6,000 for the three months ended June 30, 2004 compared to approximately $4,000 for the three months ended June 30, 2003.

NET LOSS

      Net loss decreased by approximately $1.5 million or 62.5% to approximately $0.9 million for the three months ended June 30, 2004 from approximately $2.4 million for the three months ended June 30, 2003 due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception in March 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of June 30, 2004, we had an accumulated deficit of approximately $150 million. We anticipate that we will continue to incur operating and net losses as we continue to implement our growth strategy.

      As of June 30, 2004, we had cash and cash equivalents of approximately $9.3 million, marketable securities and other short-term investments of approximately $8.2 million and working capital of approximately $13.8 million. We generated negative cash flow from operating activities of approximately $47,000 during the six months ended June 30, 2004 compared with approximately $2.0 million during the six months ended June 30, 2003. Accounts receivable were approximately $0.7 million and $0.4 million at June 30, 2004 and June 30, 2003, respectively.

      Our capital expenditures were moderately higher, with approximately $633,000 expended in the six months ended June 30, 2004 compared to approximately $204,000 expended in the six months ended June 30, 2003 as we continued to optimize our overall utilization of our existing domestic and international network infrastructure, while making necessary investments to support significant increases in traffic volumes.

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

      o our indirect expense trends remain at or near the rates of our second quarter 2004 rates, which were essentially unchanged during the past twelve months through curtailment of discretionary expenditures, and steady network rent and termination rates from our carriers; and

      o our net cash-burn rate, which was reduced during the past twelve months due to the foregoing factors to approximately $326,000 in the second quarter of 2004, continues to improve throughout the remainder of 2004 and beyond.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We, as well as certain of our former officers and directors, have been named as defendants in a number of purported securities class actions in Federal District Court for the Southern District of New York, arising out of our initial public offering in November 1999 (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of our stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares in the aftermarket at predetermined prices. On August 8, 2001, the court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers and underwriters. On February 19, 2003, the Court issued an opinion granting in part and denying in part those motions to dismiss. The complaint against the Company was not dismissed as a matter of law. These cases remain at a preliminary stage and no discovery proceedings have taken place. We believe that the claims asserted against us in these cases are without merit and intend to defend ourselves vigorously against them. A final settlement agreement between the plaintiffs and issuer defendants has been executed and submitted to the Court for approval.

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

      As of June 30, 2004, we had used approximately $38 million of the net proceeds for sales, marketing and promotional activities, $23 million for capital expenditures and $17 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's security holders during the first quarter of 2004.

ITEM 5. OTHER INFORMATION

      On July 22, 2004, we announced that we had entered into an agreement with Verizon Communications, dated July 19, 2004, to provide VoIP consulting, management and back office integration services for Verizon's new VoiceWing consumer Voice over IP (VoIP) service. The agreement has a two-year initial term with an annual renewal after the initial term. Pursuant to the agreement, Verizon has paid us a small, up-front integration fee and has agreed to pay us monthly recurring fees, based on the number of end-users utilizing the service each month.

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

      (b) Reports on Form 8-K. The following report was filed on Form 8-K during the quarter ended June 30, 2004:

      On April 29, 2004, we furnished a report on Form 8-K, as amended, reporting under Item 12 our press release announcing our results and other data for the year ended and quarter ended March 31, 2004, as well as financial guidance for the quarter ending June 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DELTATHREE, INC.


Date:  August 3, 2004                  By: /s/ Paul C. White
                                           ------------------------------------
                                           Name: Paul C. White
                                           Title: Chief Financial Officer

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