Form 10-Q
period 2004-09-30
DELTATHREE INC
filed 2004-11-04
CIK 1086740

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

YES | | NO |X|

      As of November 2, 2004, the registrant had 29,593,606 shares of Class A Common Stock, par value $0.001 per share, outstanding.

================================================================================

                                DELTATHREE, INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........10

Item 4.  Controls and Procedures..............................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................12

Item 2.  Change in Securities and Use of Proceeds.............................12

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................13

Signatures....................................................................14

Exhibit Index.................................................................15

Certifications................................................................16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                DELTATHREE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         AS OF        AS OF
                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                          2004         2003
                                                                       ---------    ---------
                                                                            (unaudited)
                                                                         ($ IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................................   $  14,488    $   1,682
 Short-term investments ............................................       2,715       16,442
 Accounts receivable, net ..........................................         819          363
 Prepaid expenses and other current assets .........................         463          684
 Inventory .........................................................          71           60
                                                                       ---------    ---------
    Total current assets ...........................................      18,556       19,231
                                                                       ---------    ---------
PROPERTY AND EQUIPMENT, NET ........................................       4,379        4,307
                                                                       ---------    ---------
DEPOSITS ...........................................................         105          105
                                                                       ---------    ---------
     Total assets ..................................................   $  23,040    $  23,643
                                                                       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable ..................................................   $   3,888    $   2,139
 Deferred revenues .................................................         316          172
 Other current liabilities .........................................       2,150        2,100
                                                                       ---------    ---------
    Total current liabilities ......................................       6,354        4,411
                                                                       ---------    ---------
LONG-TERM LIABILITIES:
 Severance pay obligations .........................................         113           91
                                                                       ---------    ---------
    Total liabilities ..............................................       6,467        4,502
                                                                       ---------    ---------
STOCKHOLDERS' EQUITY:
 Class A common stock, - par value $0.001 ..........................          29           29
 Additional paid-in capital ........................................     167,248      167,168
 Accumulated deficit ...............................................    (150,494)    (147,846)

Treasury stock at cost: 257,600 shares of Class A common stock as of
  September 30, 2004 and December 31, 2003 .........................        (210)        (210)
                                                                       ---------    ---------
     Total stockholders' equity ....................................      16,573       19,141
                                                                       ---------    ---------
     Total liabilities and stockholders' equity ....................   $  23,040    $  23,643
                                                                       =========    =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                 2004            2003            2004            2003
                                             ------------    ------------    ------------    ------------
                                                     (unaudited)                     (unaudited)
                                                        ($ IN THOUSANDS, EXCEPT SHARE DATA)
Revenues .................................   $      5,530    $      3,320    $     14,837    $      9,277

Costs and operating expenses:
  Cost of revenues .......................          3,665           2,010           9,721           5,827
  Research and development expenses ......            703             562           1,842           1,780
  Selling and marketing expenses .........            737             888           2,362           2,542
  General and administrative expenses ....            546             463           1,637           1,602
  Depreciation and amortization ..........            619           1,313           2,083           4,444
                                             ------------    ------------    ------------    ------------
     Total costs and operating expenses ..          6,270           5,236          17,645          16,195
                                             ------------    ------------    ------------    ------------
Loss from operations .....................           (740)         (1,916)         (2,808)         (6,918)
Interest income, net .....................             81              73             216             219
                                             ------------    ------------    ------------    ------------
Loss before income taxes .................           (659)         (1,843)         (2,592)         (6,699)
Income taxes .............................             12              24              56              46
                                             ------------    ------------    ------------    ------------
Net loss .................................   $       (671)   $     (1,867)   $     (2,648)   $     (6,745)
                                             ============    ============    ============    ============
Net loss per share - basic and diluted ...   $      (0.02)   $      (0.06)   $      (0.09)   $      (0.23)
                                             ============    ============    ============    ============
Weighted average shares outstanding -
      basic and diluted (number of shares)     29,319,307      28,976,345      29,304,340      28,940,979
                                             ============    ============    ============    ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                      2004        2003
                                                                    --------    --------
                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................   $ (2,648)   $ (6,745)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ............................      2,083       4,444
       Capital gain, net ........................................         --         (18)
       Increase (decrease) in liability for severance pay .......         22         (16)
       Provision for losses on accounts receivable ..............         --          42
  Changes in assets and liabilities:
       Decrease (increase) in accounts receivable ...............       (456)        265
       Decrease in other current assets .........................        221          23
       Increase in inventory ....................................        (11)         --
       Increase (decrease) in accounts payable ..................        734        (318)
       Increase in deferred revenues ............................        144          83
       Increase (decrease in current liabilities) ...............         50        (408)
                                                                    --------    --------
                                                                       2,787       4,097
                                                                    --------    --------
  Net cash provided by (used in) operating activities ...........        139      (2,648)
                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment .......................     (1,140)       (244)
       Proceeds from sale of property and equipment .............         --          35
       Increase in deposits .....................................         --          (3)
                                                                    --------    --------
   Net cash used in investing activities ........................     (1,140)       (212)
                                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease in short-term investments, net ..................     13,727         383
       Proceeds from exercise of employee options ...............         80         122
                                                                    --------    --------
  Net cash provided by financing activities .....................     13,807         505
                                                                    --------    --------

Increase (decrease) in cash and cash equivalents ................     12,806      (2,355)
Cash and cash equivalents at beginning of year ..................      1,682       5,681
                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $ 14,488    $  3,326
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

      If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     ----------------------------------------
                                                       2004       2003       2004       2003
                                                     -------    -------    -------    -------
NET INCOME (LOSS):
  Reported net income (loss) .....................   $  (671)   $(1,867)   $(2,648)   $(6,745)
  Add stock-based employee compensation expense,
    included in reported net income, net of tax ..        --         --         --         --
  Deduct stock-based employee compensation expense
    determined under fair value method, net of tax       (91)      (127)      (272)      (531)
                                                     -------    -------    -------    -------

  Pro forma net income (loss) ....................   $  (762)   $(1,994)   $(2,920)   $(7,276)
                                                     =======    =======    =======    =======

NET INCOME (LOSS) PER SHARE:
  Basic and diluted, as reported .................   $ (0.02)   $ (0.06)   $ (0.09)   $ (0.23)
  Basic and diluted, pro forma ...................   $ (0.03)   $ (0.07)   $ (0.10)   $ (0.25)

      For the purpose of presenting pro forma information required under SFAS 123, the fair value option grant has been estimated on the date of grant using the Black Scholes option pricing model for grants made after the Company became a public entity. During the nine and three months ended September 30, 2004 and the nine and three months ended September 30, 2003 there were no new option grants.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

      Revenues increased approximately $5.5 million or 59.1% to approximately $14.8 million for the nine months ended September 30, 2004 from approximately $9.3 million for the nine months ended September 30, 2003. Revenues from enhanced IP communications services (primarily PC-to-Phone) through iConnectHere increased approximately $0.9 million or 20% to approximately $5.4 million for the nine months ended September 30, 2004 from approximately $4.6 million for the nine months ended September 30, 2003 due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base. Revenues from enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted Communications Solution) increased approximately $4.9 million or 114.7% to approximately $9.2 million for the nine months ended September 30, 2004 from approximately $4.3 million for the nine months ended September 30, 2003, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base.

      Revenues from carrier transmission services decreased by approximately $263,000 or 63.0% to approximately $154,000 for the nine months ended September 30, 2004 from approximately $417,000 for the nine months ended September 30, 2003, due primarily to reduced demand from a smaller customer base. One "Master Reseller" accounted for approximately 19.0% of our sales in aggregate during the first nine months of 2004.

COSTS AND OPERATING EXPENSES

      COST OF REVENUES. Cost of revenues increased by approximately $3.9 million or 67.2% to approximately $9.7 million for the nine months ended September 30, 2004 from approximately $5.8 million for the nine months ended September 30, 2003, due primarily to an increase in the amount of traffic being terminated.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased slightly by approximately $0.1 million or 5.9% to approximately $1.8 million for the nine months ended September 30, 2004 from approximately $1.7 million for the nine months ended September 30, 2003, due to higher costs associated with the development of new services and enhancements to our existing services.

      SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased slightly by approximately $0.1 million or 4.0% to approximately $2.4 million for the nine months ended September 30, 2004 from approximately $2.5 million for the nine months ended September 30, 2003.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were essentially unchanged at approximately $1.6 million for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by approximately $2.4 million or 54.5% to approximately $2.0 million for the nine months ended September 30, 2004 from approximately $4.4 million for the nine months ended September 30, 2003.

LOSS FROM OPERATIONS

      Loss from operations decreased by approximately $4.1 million or 59.4% to approximately $2.8 million for the nine months ended September 30, 2004 from approximately $6.9 million for the nine months ended September 30, 2003, due primarily to the increase in revenues and decrease in in-direct operating expenses, including depreciation and amortization. We expect to continue to incur losses for the foreseeable future.

INTEREST INCOME, NET

      Interest income, net decreased by approximately $3,000 or 1.4% to approximately $216,000 for the nine months ended September 30, 2004 from approximately $219,000 for the nine months ended September 30, 2003, due primarily to lower interest rates earned on the reduced balance of the remaining proceeds from our initial public offering.

INCOME TAXES, NET

      We paid net income taxes of approximately $56,000 for the nine months ended September 30, 2004 compared to approximately $46,000 for the nine months ended September 30, 2003.

NET LOSS

      Net loss decreased by approximately $4.1 million or 61.2% to approximately $2.6 million for the nine months ended September 30, 2004 from approximately $6.7 million for the nine months ended September 30, 2003 due to the foregoing factors.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

      Revenues increased approximately $2.2 million or 66.7% to approximately $5.5 million for the three months ended September 30, 2004 from approximately $3.3 million for the three months ended September 30, 2003. Revenues from enhanced IP communications services (primarily PC-to-Phone) through iConnectHere increased approximately $0.3 million or 20.0% to approximately $1.8 million for the three months ended September 30, 2004 from approximately $1.5 million for the three months ended September 30, 2003 due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base. Revenues from enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted Communications Solution) increased approximately $1.9 million or 111.8% to approximately $3.6 million for the three months ended September 30, 2004 from approximately $1.7 million for the three months ended September 30, 2003, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base.

      Revenues from carrier transmission services decreased by approximately $70,000 or 66.0% to approximately $36,000 for the three months ended September 30, 2004 from approximately $106,000 for the three months ended September 30, 2003, due primarily to reduced demand from a smaller customer base. Two "Master Resellers" accounted for approximately 13.2% and 11.2% of our sales, respectively, during the third quarter of 2004.

COSTS AND OPERATING EXPENSES

      COST OF REVENUES. Cost of revenues increased by approximately $1.7 million or 85.0% to approximately $3.7 million for the three months ended September 30, 2004 from approximately $2.0 million for the three months ended September 30, 2003, due primarily to a increase in the amount of traffic being terminated.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were increased by approximately $0.1 million or 16.7% to approximately $0.7 million for the three months ended September 30, 2004 from approximately $0.6 million for the three months ended September 30, 2003.

      SELLING AND MARKETING EXPENSES. Selling and marketing expenses were decreased by approximately $0.2 million or 22.2% to approximately $0.7 million for the three months ended September 30, 2004 from approximately $0.9 million for the three months ended September 30, 2003.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were essentially unchanged at approximately $0.5 million for the three months ended September 30, 2004 and for the three months ended September 30, 2003.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by approximately $0.7 million or 53.9% to approximately $0.6 million for the three months ended September 30, 2004 from approximately $1.3 million for the three months ended September 30, 2003.

LOSS FROM OPERATIONS

      Loss from operations decreased by approximately $1.2 million or 63.16% to approximately $0.7 million for the three months ended September 30, 2004 from approximately $1.9 million for the three months ended September 30, 2003, due primarily to the increase in revenues and a slight decrease in in-direct operating expenses, including selling and marketing expenses. We expect to continue to incur losses for the foreseeable future.

INTEREST INCOME, NET

      Interest income, net increased by approximately $8,000 or 11.0% to approximately $81,000 for the three months ended September 30, 2004 from approximately $73,000 for the three months ended September 30, 2003, due primarily to slightly higher interest rates earned on the reduced balance of the remaining proceeds from our initial public offering.

INCOME TAXES, NET

      We paid net income taxes of approximately $12,000 for the three months ended September 30, 2004 compared to approximately $24,000 for the three months ended September 30, 2003.

NET LOSS

      Net loss decreased by approximately $1.2 million or 63.2% to approximately $0.7 million for the three months ended September 30, 2004 from approximately $1.9 million for the three months ended September 30, 2003 due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception in March 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of September 30, 2004, we had an accumulated deficit of approximately $150 million. We anticipate that we will continue to incur operating and net losses as we continue to implement our growth strategy.

      As of September 30, 2004, we had cash and cash equivalents of approximately $14.5 million, marketable securities and other short-term investments of approximately $2.7 million and working capital of approximately $12.2 million. We generated positive cash flow from operating activities of approximately $139,000 during the nine months ended September 30, 2004 compared with negative cash flow from operating activities of approximately $2.6 million during the nine months ended September 30, 2003. Accounts receivable were approximately $0.8 million and $0.4 million at September 30, 2004 and September 30, 2003, respectively.

      Our capital expenditures were moderately higher, with approximately $1,140,000 expended in the nine months ended September 30, 2004 compared to approximately $244,000 expended in the nine months ended September 30, 2003 as we continued to optimize our overall utilization of our existing domestic and international network infrastructure, while making necessary investments to support significant increases in traffic volumes.

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

            o our indirect expense trends remain at or near the rates of our third quarter 2004 rates, which were essentially unchanged during the past twelve months through curtailment of discretionary expenditures, and steady network rent and termination rates from our carriers; and

            o our net cash-burn rate, which was reduced during the past twelve months due to the foregoing factors to approximately $316,000 in the third quarter of 2004, continues to improve throughout the remainder of 2004 and beyond.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We, as well as certain of our former officers and directors, were named as defendants in a number of purported securities class actions in Federal District Court for the Southern District of New York, arising out of our initial public offering in November 1999 (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of our stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares in the aftermarket at predetermined prices.

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

      As of September 30, 2004, we had used approximately $38 million of the net proceeds for sales, marketing and promotional activities, $24 million for capital expenditures and $17 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's security holders during the third quarter of 2004.

ITEM 5. OTHER INFORMATION

      Ehud Erez, one of our current directors, is not standing for re-election as a director on our Board.

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

      (b) Reports on Form 8-K. The following report was filed on Form 8-K during the quarter ended September 30, 2004:

      On July 29, 2004, we furnished a report on Form 8-K, as amended, reporting under Item 12 our press release announcing our results and other data for the year ended and quarter ended June 30, 2004, as well as financial guidance for the quarter ending September 30, 2004.

      On September 28, 2004, we filed a report on Form 8-K reporting under Item
5.02 the appointment of Noam Ben-Ozer to our Board of Directors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DELTATHREE, INC.


Date: November 3, 2004                      By: /s/ Paul C. White
                                               ---------------------------------
                                               Name: Paul C. White
                                               Title: Chief Financial Officer

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