Form 10-K
period 2004-12-31
DELTATHREE INC
filed 2005-03-31
CIK 1086740

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

      None.

Securities Registered Pursuant to Section 12(G) of the Act:

                                                    Name of Each Exchange on Which the
Title of Each Class                                 Securities are Registered
-------------------                                 -------------------------
Class A Common Stock, par value $0.001 per share    Nasdaq SmallCap Market


      Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the Class A common stock held by non-affiliates of the Registrant based upon the closing price of the Class A common stock as reported by The Nasdaq Stock Market on June 30, 2004 was $37,185,159. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's Class A common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

      The number of shares outstanding of the Registrant's capital stock as of March 29, 2005 is as follows:


Title of Each Class                                 Number of Shares Outstanding
                                                    At March 29, 2005
Class A Common Stock, $0.001 par value              29,961,086

================================================================================

                                DELTATHREE, INC.
                         2004 ANNUAL REPORT ON FORM 10-K



                                TABLE OF CONTENTS



                                                                            PAGE


                                     PART I

ITEM 1.  Business..........................................................   4
ITEM 2.  Properties........................................................  15
ITEM 3.  Legal Proceedings.................................................  16
ITEM 4.  Submission of Matters to a Vote of Security Holders...............  17

                                     PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities.................  18
ITEM 6.  Selected Financial Data...........................................  20
ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  21
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk........  36
ITEM 8.  Financial Statements and Supplementary Data.......................  36
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................  37
ITEM 9A  Controls and Procedures...........................................  37
ITEM 9B  Other Information.................................................  37

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant................  38
ITEM 11. Executive Compensation............................................  42
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................  50
ITEM 13. Certain Relationships and Related Transactions....................  51
ITEM 14. Principal Accounting Fees and Service.............................  51

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules...........................  53

Index to Consolidated Financial Statement                                    F-1

                                DELTATHREE, INC.
                         2004 ANNUAL REPORT ON FORM 10-K

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


                                     PART I


ITEM 1. BUSINESS

General

      We are a provider of integrated Voice over Internet Protocol (VoIP) telephony services. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol
(IP) telephony services. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. Our business currently includes: the provision of enhanced Web-based and other communications services to individual consumers under our iConnectHere brand name; the provision of enhanced Web-based and other communications services to international resellers, under either their own brand name, a white-label brand, and/or our iConnectHere brand name; the provision of a "Hosted Communications Solution" that enables resellers, corporate customers and service providers to offer private label telecommunications to their customer bases, and the transmission of voice and data traffic for communications carriers.

      We have built a privately-managed, global network using IP technology and offer our customers a unique suite of IP telephony products, including PC-to-Phone and Broadband Phone products. We differentiate ourselves from our competitors by providing a robust set of value-added services that enables us to effectively address the challenges that have traditionally made the provision of telecommunications services difficult, and we offer our products and services to a global customer base in a fashion that meets the disparate needs of this diverse customer set. These operations management tools include: account provisioning; e-commerce based payment processing systems; billing and account management; and customer care. We are able to provide our services at a cost to users that is generally lower than that charged by traditional carriers because we minimize our network costs by using efficient packet-switched technology and we generally avoid local access charges and bypass international settlement charges by routing international long distance calls over our privately-managed network.

      Prior to 1999, our focus was to build a privately-managed, global network utilizing IP technology, and our business primarily consisted of carrying and transmitting traffic for communications carriers over our network. Beginning in 1999, we began to diversify our offerings by layering enhanced IP telephony services over our network. These enhanced services were targeted at consumers and were primarily accessible through our consumer Web site. During 2000, we began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases. In 2001, we continued to enhance our unique strengths through our pioneering work with the Session Initiation Protocol
(SIP), an Internet Engineering Task Force standard that has been embraced by industry leaders such as Microsoft and the 3rd Generation Partnership Project
(3GPP), which is a global cooperation between six organizational partners who are recognized as the world's major standardization bodies from the United States, Europe, China, Japan and Korea. In 2001, we also announced the launch of our state-of-the-art SIP (Session Initiation Protocol) infrastructure, and we became one of the first service providers to have built an end-to-end SIP network. During 2002, our continuing SIP efforts resulted in our launch of our SIP-based dialer, and in 2003 we continued to add new devices, new features and new calling plans to our offerings. As a result of these activities, by 2003 our role is primarily that of a solutions' provider and the provision of wholesale minutes to carriers in no longer a meaningful revenue source and our efforts continue to position us as one of the leading providers of VoIP services. During 2004 we continued our efforts to develop, market and manage current and new consumer oriented VoIP solutions and secured new and expanded current agreements with resellers and service providers, including agreements to provide our services to Verizon and SBC to assist them in their provision of consumer VoIP to their end-users.


Recent Developments

      As disclosed in an amended Schedule 13D filing with the SEC, in connection with its periodic review of its portfolio investments, Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd. ("Atarey") has since November 25, 2003 disposed of an aggregate amount of 8,257,725 shares of our Class A common stock. All of the sales of common stock executed after December 15, 2003 were undertaken in accordance with a Rule 10b5-1 Sales Plan of Atarey and 6,000,000 of such shares were sold pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"). As of the date hereof, Atarey beneficially holds 12,397,677 shares of our common stock, representing approximately 41.9% of our issued and outstanding shares of common stock.


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


Limitations of Existing IP Communications Solutions

      Although the growth of IP telephony historically has been limited by poor sound quality attributable to delays and packet loss, ongoing technological advancements have continued to significantly improve the quality of packet-switched telephone calls. As a result, several large long distance carriers, including AT&T and Sprint, have announced IP telephony service offerings.

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


Our Products and Services

      Products.

      We have built a privately-managed, global network using IP technology and offer our customers a unique suite of IP telephony products. Our enhanced IP communication products (which represented 96.0% and 92.1% of our revenues in 2004 and 2003, respectively) include:

      PC-to-Phone. Our PC-to-Phone offering enables a user to conveniently and inexpensively place a call to a standard telephone anywhere in the world directly from a personal computer while remaining on-line. In order to use this product, a user need only download our software from our Web site and have access to the Internet. Once our software is downloaded, the user is able to place a call from the user's personal computer and, while browsing the Web, speak to a party who uses a standard telephone. Alternatively, users of a variety of third-party "soft-phone" software can access our PC-to-Phone product without the need to download any other software.

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

      Broadband Phone. In early 2001, we successfully deployed the world's first commercially available Broadband Phone offering. Our Broadband Phone product is a complete phone replacement solution available to business and consumer customers over the "last mile" through broadband connections via cable modem, DSL or fixed wireless. Broadband Phone challenges the traditional public switched telephone network (PSTN) and circuit switched networks with a full VoIP solution. With our high call quality, "always on" reliability and increased functionality provided by the high bandwidth access line, we are able to offer potential partners and their customers some of the most sophisticated VoIP solutions available in the market through a highly scalable, low-cost and easily implemented product. Broadband Phone is designed to take advantage of how people communicate, building on the current customer experience by allowing them to use their existing phone. In addition to offering traditional telecommunications capabilities, Broadband Phone enables a user to conveniently retrieve e-mail, voice mail and faxes, from a single source. For our potential partners, the turnkey solution is delivered with our full back-end infrastructure, including customer service for end users, customer service for service providers, pricing information, billing and provisioning and fraud services. Additionally, Broadband Phone is a technology-neutral solution, easily integrated (a variety of devices are available to plug directly into a PC or IP network) so as to allow broadband providers to begin delivering our voice solution rapidly.

      Virtual Roaming Service. This "phone-to-phone" offering enables a user to inexpensively place a call or send a fax from a standard telephone or a fax machine to anywhere in the world. Such calls originate and terminate on the PSTN, but travel primarily over our privately-managed IP network. Similar to our PC-to-Phone product, this product is generally less expensive than services of traditional carriers. Users can access this product by dialing a local or toll-free access number and entering their account number. This service enables users to utilize their PC-to-Phone and/or Broadband Phone account when they are away from their computer or broadband device, and we currently offer toll-free access numbers in 33 countries, including Austria, Canada, Finland, France, Germany, Hong Kong, Italy, Sweden, Switzerland, the United Kingdom and the United States. Users are charged for toll and long distance calls on a per-minute basis. We and our private-label partners receive payment for these calls by debiting pre-paid user accounts that are created when the user signs up from PC-to-Phone or Broadband Phone service.

      Carrier transmission services. In addition to our enhanced IP communication products, in order to maximize the use of our available network capacity, we offer carrier transmission services over our privately-managed IP network to telecommunications carriers. During 2004, this service generated an immaterial amount of revenue and we anticipate that this service will continue to irrelevant going forward.

      Services.

      We differentiate ourselves from our competitors by providing a robust set of value-added services that enables us to effectively address the challenges that have traditionally made the provision of telecommunications services difficult. These operations management tools include the following:

      o account provisioning: we provide our reseller and service provider customers with a dedicated Web page through which they can order additional services or accounts, generate and activate PINs and perform other customary implementation functions;

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


      iConnectHere

      We began marketing our on-line consumer offering under the iConnectHere brand name in September 2000 in connection with the formal roll-out of our Hosted Communications Solution. At that time, we also decided to move away from a business model focused on consumers with a high acquisition cost. We have positioned iConnectHere as a powerful showcase and test facility for our current and future products and services, and as a leverage point for reseller and service provider sales. iConnectHere demonstrates our products, services and hosting capabilities to our reseller customers and service providers. Through iConnectHere, an account holder can access all of our product offerings, including PC-to-Phone and Broadband Phone and our marketing, customer care and support teams utilize the full range of our back-end infrastructure and support in servicing iConnectHere customers. Additionally, iConnectHere permits us to collect usage information on our products and services and enables us to provide our partners with key information and recommendations regarding implementation of our products and services.

      Through iConnectHere, consumer users can:

      o sign up for any of our services, including PC-to-Phone, and Broadband Phone;

      o     download our software and/or order IP-based Broadband Phone devices;

      o recharge their accounts, either by entering their credit card information or authorizing automatic recharging;

      o     send a PC-to-phone call;

      o     check real-time billing and usage information;

      o     communicate by e-mail with a customer service representative, and;

      o     view answers to frequently-asked questions.


iConnectHere Marketing, Advertising and Promotional Programs

      We have developed and will continue to develop low-cost, diversified marketing, advertising and promotional programs to stimulate demand for our iConnectHere services. Our marketing, advertising and promotional programs include:

      On-line "Affiliate" Agent Commission Program. We have developed a Web-based agent program that allows for rapid agent enrollment and agent account maintenance. Agents may devise their own marketing programs, including Web-links, direct mail campaigns or co-branding of our services in select markets. Agents receive as commissions a percentage of revenue generated from end users who sign up for our services through the agent's Web site. We believe that providing our agents with easy, on-line access to these marketing tools helps us to maximize the number of agents selling our services while significantly reducing the resources needed to recruit agents.

      Off-line "Affiliate" Agent Commission Program. Our off-line agent commission program allows non-Web agents to design their own marketing programs to solicit sales of our services. Off-line agents market and advertise through traditional channels such as newspaper and magazine advertisements, direct mail campaigns and telemarketing campaigns. Off-line agents receive a percentage of revenue generated from users who sign up for our services through the agent's programs.


Our Reseller and Service Provider Solutions

      We have developed and will continue to develop high-value, globally relevant solutions for the large number of resellers and service providers that are focused on providing their customers with VoIP telephony products and services. Our reseller and service provider offerings include:

      Reseller Program. We offer individuals and businesses the opportunity to become resellers of our services through our reseller program. Resellers are able to purchase account numbers in bulk at reseller specific rates that they are then able to resell these accounts to private individuals under the iConnectHere brand, their own brand, or as "white-label" product (i.e., no brand name is indicated). We allow these resellers to develop their own unique price plans and service bundles and they utilize our online toolsets to manage this process. We also enable them to utilize our web-based customer care tools to provide customer service to the end-users through their own customer service team.

      Our Hosted Communications Solution. Our "Hosted Communications Solution" leverages our VoIP expertise and delivers to our resellers, corporate customers and service providers a highly customizable, private-label suite of VoIP products and services. Using our infrastructure, we enable these enterprises to offer their customers any combination of our basic products and services, accessible through a single account. We believe that our Hosted Communications Solution brings our customers the value-added services they need to leverage their strong customer bases and generate new revenues. We have dedicated significant resources to this area of our business and anticipate significant growth in the number of businesses to which we provide our Hosted Communications Solution.

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

      We have continued to develop a suite of next-generation Broadband Phone products that we believe will encompass a rich sub-set of the voice-related services broadband providers will seek to deploy in the near-term. These products will build on our original Broadband Phone offering, and include a more diverse set of devices (both hardware devices as well as "soft-phones") along with additional value-added functionality and features that will appeal to a wide potential customer-base.


Our Network

      In order to deliver unique VoIP services, we operate a privately-managed IP telephony network. By managing our network, we have the ability to regulate traffic volumes and to directly control the quality of service from each originating point of presence ("POP") to the termination point via a variety of termination options. Our ability to interconnect to a wide variety of termination options increases the diversity and robustness of our network, minimizes and eliminates single points of failure, and simultaneously allows us to benefit from pricing differences between vendors to the same termination points. In addition, our network allows us to avoid the significant transmission delays associated with the Internet, which may impede delivery of high quality, reliable services to our users. Since the protocols used by the network are highly standard protocols, our IP network has a tight connection to the public Internet, allowing us to use the Internet as a backup facility. This unique situation, where our IP network is considered a high-quality extension of the Internet, allows our customers to enjoy best-of-breed functionality: high quality, low jitter and low connection delay, on the one hand, and global reach and universal access, on the other hand.

      During 2001, in conjunction with our relationships with Microsoft and Cisco and over 12 months of work, we rolled out our state of the art SIP (Session Initiation Protocol) infrastructure. Our SIP network currently powers the majority of our offerings. The SIP protocol is one of the most advanced VoIP protocols and unlike its predecessors, which were modeled after traditional telephony protocols, SIP has the ability to scale with a distributed architecture and at a lower cost. SIP's superior attributes also include faster and more cost effective development and lower hardware requirements, which allows us to incur lower capital expenditure costs. During 2005, we intend to continue to expand our offerings on this network.

      Backbone

      Our network is built around a redundant, high availability backbone that connects New York, London, Los Angeles, Chicago, and Atlanta. In each of these locations there are multiple interconnections or peering arrangements with Internet backbone providers. These points are strategically located to allow access from our network to and from the Internet with the best performance. The backbone is based on a variety of equipment, including Cisco routing equipment, and HP servers utilizing Hot Standby Routing Protocol. In order to achieve maximum redundancy, our network has several connections to the public Internet. While operating as a private extension of the Internet, the backbone has a high level of security designed to isolate it from security threats found on the public Internet.

      Origination Access

      Access to our network is possible through several points. Users may access services through PSTN connections (toll free and local access). Carrier transmission access is aggregated through our switch in New York or through any one of our POPs directly. Call origination is possible from the PC-to-Phone product, using our downloadable software client, third-party "soft-phones", a Web browser, or Broadband Phone devices. These calls enter our network from the Internet through our interconnect points with the Internet. We carefully manage each originating port and utilize innovative capacity planning tools and techniques to provide the best and most cost effective service to customers.

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


Proprietary Rights

      We rely and expect to be able to rely on trademark and trade secret laws, confidentiality agreements and other contractual arrangements with our employees, strategic partners and others to protect our proprietary rights.

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


      United States. Based on information users provide to us when they signed up to use our services, we estimate that approximately 20% of our IP communications services are provided to carriers or users in the United States. We believe that, under United States law, based on specific regulatory classifications and recent regulatory decisions, the IP communications services that we provide constitute information services (as opposed to regulated telecommunications services). As such, our services are not currently regulated by the Federal Communications Commission (FCC) or state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of our operations may be subject to state or federal regulation, including regulation governing universal service funding, payment of access charges, disclosure of confidential communications and tax issues. We cannot assure you that our services will not be regulated in the future. Several efforts have been made or are currently being considered in the United States to enact federal legislation that would either regulate or exempt from regulation communications services provided over the Internet.

      In addition, the FCC is currently considering reforms to universal service funding and may consider whether to impose various types of charges, other common carrier regulations and/or additional operational burdens upon some providers of Internet and IP telephony. Additionally, the FCC is currently considering reforms to both emergency services provisioning (i.e., "911 and E911 services) and law-enforcement agency regulations (i.e., CALEA) and may consider whether to impose various types of charges, other common carrier regulations and/or additional operational burdens upon some providers of Internet and IP telephony. The FCC has stated that the development of new technologies, such as IP telephony, may increase the strain on universal service funding and emergency services provisioning and hinder law enforcement agencies activities. In that regard, the FCC is currently reviewing whether to extend universal service, emergency services provisioning, and/or law-enforcement agency assistance obligations to non-traditional providers such as facilities-based and non-facilities-based providers of broadband Internet services.

      Several other carriers have asked the FCC to make definitive rulings regarding the classification of their IP telephony services. In response to one of those requests, the FCC determined that a particular free, peer-to-peer IP application is an interstate information service. The FCC's ruling applies only to that particular application and does not affect the regulatory classification of the services we offer. The FCC also has determined that IP-enabled services with certain characteristics are interstate services subject to federal jurisdiction, rather than state regulation. We cannot predict, however, that our services would be found by the FCC to meet the characteristics established by the FCC. In addition, the FCC has initiated a generic proceeding to investigate the legal and regulatory framework for all IP-enabled services, including IP telephony services. Thus, the regulatory classification issue is now before the FCC. Any ruling by the FCC on the regulatory considerations affecting Internet and IP telephony services will affect our operations and revenues.

      If the FCC were to determine that certain services are subject to FCC regulations as telecommunications services, the FCC might require providers of Internet and IP telephony services to be subject to traditional common carrier regulation, make universal service contributions, implement new hardware and/or software to aid emergency services provision and aid law enforcement agencies and/or pay access charges. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation, which would apply to Internet and IP telephony providers.

      Despite the FCC's actions, state regulatory authorities may also retain jurisdiction to regulate the provision of, and impose charges on, intrastate Internet and IP telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such. Many of the states that have looked at the regulation of IP telephony services have deferred consideration of the issue pending the outcome of the FCC's proceedings. Although, at least one state has ordered that access charges apply to the termination of IP telephony calls provided by a particular carrier and another state has ordered an IP telephony provider to submit to state regulation. The latter decision later was overturned in federal district court and the district court's decision was upheld by a federal court of appeals. Another federal district court also issued a preliminary injunction in response to another state's attempt to force an IP telephony provider to submit to state regulation. A permanent injunction currently is being reviewed by the federal district court. In addition, several state commissions have participated in the FCC's proceedings and have advocated imposing traditional common carrier regulation on Internet and IP telephony providers. Rulings by the state commissions on the regulatory considerations affecting Internet and IP telephony services could affect our operations and revenues.


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

In 2003, the European Commission adopted directives for a new framework for electronic communications regulation that, in part, attempt to harmonize the regulations that apply to services regardless of the technology used by the provider. Under the New Regulatory Framework, there is no distinction in regulation made based upon technology between switched or packet-based networks. As a result, some types of IP telephony services may be regulated like traditional telephony services while others may remain free from regulation. The European Commission currently is reviewing how IP telephony services fit into the New Regulatory Framework. Although it has been suggested that a "light touch" to regulation be taken, we cannot predict what future actions the European Commission and courts reviewing the New Regulatory Framework may take regarding IP telephony and related matters, or what impact, if any, such actions may have on our business.

      Based on the Commission's current position, we believe that most providers of IP telephony should be subjected to no more than a general authorization or declaration requirement by the European Union Member States, subject to the European Commission's current review of the issue. The Member States of the European Union are: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom. However, since the Commission's findings on IP telephony are not binding on the Member States, we cannot assure you that the services provided over our network will not be deemed "voice telephony" subject to heightened regulation by one or more EU Member States. For example, the United Kingdom has opened a proceeding to review the regulation of Internet-based voice services.

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


      Other Regulation Affecting the Internet

United States. Congress has recently adopted legislation that affects certain aspects of the Internet, including on-line content, user privacy, national security and taxation. For example, the extension of the Internet Tax Freedom Act prohibited certain taxes on Internet uses through November 1, 2003. Congress extended the prohibition to 2007, subject to some exceptions. Congress, however, specifically stated that nothing in the recent legislation affects the imposition of taxes on voice or other similar services utilizing Internet Protocol or any successor protocol. We cannot predict whether substantial new taxes will be imposed on our services. In addition, Congress, the FCC and other federal entities are considering other legislative and regulatory proposals that would further affect the Internet, including with regard to broadband networks used to support high-speed Internet access services. Congress is, for example, currently considering legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud and privacy. Various states have adopted and are considering Internet-related legislation.

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

      In addition, the European Union has adopted a separate, complementary privacy directive that pertains to the telecommunications sector. This directive establishes certain requirements with respect to, among other things, the confidentiality, processing and retention of subscriber traffic and billing data, security of services and networks, subscriber rights to non-itemized bills, and the presentation and restriction of calling and connected line identification. In addition, a number of European countries outside the European Union have adopted, or are in the process of adopting, rules similar to those set forth in the European Union directives. Although we do not engage in the collection of data for purposes other than routing calls and billing for our services, the data protection directives are quite broad and the European Union privacy standards are stringent. Accordingly, the potential effect of these data protection rules on the development of our business is uncertain. In addition, the European Union continues to review these rules, and thus, we cannot predict how these rules will change in the future.


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

      o     responsive customer care services, and;

      o     price.

      Future competition could come from a variety of companies both in the Internet and telecommunications industries. These industries include major companies who have greater resources and larger subscriber bases than we have, and have been in operation for many years. We also compete in the growing market of discount telecommunications services including "pure play" VOIP service providers, calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, including instant messaging, PC-to-PC and PC-to-Phone services, and Broadband phone services.


IP Telephony Providers. Many companies provide, or are planning to provide, certain portions of the complete communications solution we offer, including, iBasis, Inc., Net2Phone, and Vonage.

Traditional Telecommunications Carriers and Broadband Services Providers. Several traditional telecommunications companies, including industry leaders such as AT&T, Sprint, Deutsche Telekom, WorldCom and Qwest Communications International, and established broadband services providers, such a Time Warner, Comcast, and Cablevision have announced enhanced Internet and IP communications services and products and/or their intention to offer such products and services in both the United States and internationally. All of these competitors are significantly larger than we are and have:

      o     substantially greater financial, technical and marketing resources;

      o     larger networks;

      o     a broader portfolio of services;

      o     stronger name recognition and customer loyalty;

      o well-established relationships with many of our target customers, and;

      o     an existing user base to which they can cross-sell their services.


      These and other competitors may be able to bundle services and products that are not offered by us together with enhanced Internet and IP communications services, which could place us at a significant competitive disadvantage. Many of our competitors enjoy economies of scale that can result in lower cost structure for transmission and related costs, which could cause significant pricing pressures within the industry. At the same time, we see these potential competitors as potential customers, and have organized our various reseller and service provider products and services to meet the emergent needs of these companies.


Revenues and Assets by Geographic Area

      For the year ended December 31, 2004, approximately $4.2 million, or 79.9%, of our revenue was derived from international customers, and $16.9, or 20.1%, was derived from customers in the United States. Most of our long-lived assets are located in the United States. For more detailed information concerning our geographic segments, see Note 11 to our financial statements included elsewhere in this annual report.


Employees

      As of December 31, 2004, we employed 105 full-time and 31 part-time employees, of which 117 were located in Israel, and 19 were located in New York. We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

      Generally, all male adult citizens and permanent residents of Israel under the age of 41 are, unless exempt, obligated to perform up to 36 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Some of our officers and employees are currently obligated to perform annual reserve duty. While we have operated effectively under these requirements since we began operations, no assessment can be made as to the full impact of such requirements on our workforce or business if conditions should change, and no prediction can be made as to the effect on us of any expansion of such obligations.


Available Information

      Our Internet address is www.deltathree.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.


ITEM 2. PROPERTIES

      We maintain our executive offices at 75 Broad Street, New York, New York under a lease with an annual rent of approximately $650,000, increasing annually to $815,000 during the final year of the lease. The lease term extends until July 2010, with an option to extend the lease for an additional five years. In October 2003 we entered into a sub-lease agreement with a third party to sub-lease approximately 30% of the overall the New York office space. The annual sub-lease income was approximately $150,000 for 2004, increasing annually to $168,000 during the final year of the lease and extends until July 2010.

      We lease a 1,056 square meter office, which houses our research and development facilities, at the Jerusalem Technology Park, Jerusalem, Israel at an annual cost of $202,000. The Company signed an extension agreement on the lease, commencing February 2003 that extends the lease until February 2006.


ITEM 3. LEGAL PROCEEDINGS

      Final settlement documentation for litigation relating to a number of initial public offerings, including our own, is in the process of being approved. We do not presently expect to make any payments under the pending settlement. The history of this litigation is as follows:

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

      On August 8, 2001, the court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers and underwriters. On February 19, 2003, the Court issued an opinion granting in part and denying in part those motions to dismiss. The complaint against the Company was not dismissed as a matter of law. These cases remain at a preliminary stage and no discovery proceedings have taken place. We believe that the claims asserted against us in these cases are without merit and intend to defend ourselves vigorously against them. Final settlement documentation is in the process of being approved. Under the terms of the proposed settlement agreement, we are not conceding any liability and we will not bear any expenses associated with the settlement, other than legal fees we may incur.

      We are not a party to any other material litigation and are not aware of any other pending or threatened litigation that could have a material adverse effect on us or our business taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            We held our Annual Meeting of Stockholders (the "Meeting") on November 8, 2004. The following matters were submitted to our stockholders for their vote, and the results of the votes taken at the Meeting were as follows:

      (1) Eight Directors were elected for a term of one year:

          (a) Noam Bardin        26,985,488 votes for; 62,408 votes against;
          (b) Noam Ben-Ozer      26,984,373 votes for; 63,523 votes against;
          (c) Ilan Biran         26,984,388 votes for; 63,508 votes against;
          (d) Amir Gera          26,971,368 votes for; 76,528 votes against;
          (e) Joshua Maor        26,986,473 votes for; 61,423 votes against;
          (f) Lior Samuelson     26,995,488 votes for; 62,408 votes against; and
          (g) Shimmy Zimels      26,973,696 votes for; 74,200 votes against;

      (2) The appointment of Brightman Almagor & Co., a member firm of Deloitte & Touche Tohmatsu, as our independent auditors for the fiscal year ending December 31, 2004 was ratified by the following vote: 26,984,622 votes for; 42,600 votes against; and 20,634 abstentions.

      (3) The adoption of the proposed 2004 Stock Incentive Plan was ratified by the following vote: 16,485,158 votes for; 292,138 votes against; and 24,746 abstentions.

      (4) The adoption of the proposed 2004 Non-Employee Director Stock Option Plan was ratified by the following vote: 16,511,770 votes for; 261,926 votes against; and 28,346 abstentions.

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

      The following table sets forth the per share range of high and low closing sales prices of our common stock for the periods indicated:

                                                              High        Low
                                                              ----        ---
  Year Ended December 31, 2002
     First quarter                                          $   1.25    $   0.75
     Second quarter                                             1.08        0.60
     Third quarter                                              0.63        0.34
     Fourth quarter                                             0.90        0.37
Year Ended December 31, 2003
     First quarter                                              0.68        0.48
     Second quarter                                             0.80        0.53
     Third quarter                                              1.95        0.62
     Fourth quarter                                             4.26        1.53
Year Ended December 31, 2004
     First quarter                                              3.43        2.17
     Second quarter                                             2.69        1.27
     Third quarter                                              3.19        1.78
     Fourth quarter                                             3.70        1.95
Year Ended December 31, 2004
     First quarter (through March 29th, 2005)                   3.20        6.67


      On March 29, 2005, the last reported sale price for our common stock on the Nasdaq SmallCap Market was $3.70 per share. The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders

      As of March 29, 2005, we had approximately 125 holders of record of the 29,961,086 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

      Through December 31, 2004, we used approximately $38 million of the net proceeds for sales, marketing and promotional activities, $26 million for capital expenditures and $18 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.

Issuer Purchases of Equity Securities

      None.

ITEM 6. SELECTED FINANCIAL DATA

      You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Brightman Almagor & Co., a member firm of Deloitte Touche, independent certified public accountants, audited our historical financial statements since inception and as of and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. Their report appears elsewhere in this annual report. The selected financial data for each of the years in the three year period ended December 31, 2004, and as of December 31, 2003 and 2004 is derived from our consolidated financial statements that have been included in this annual report. The selected financial data as of December 31, 2000, 2001 and 2002, and for the years ended December 31, 2000 and 2001, is derived from consolidated financial statements that have not been included in this annual report.

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                 2000        2001        2002        2003        2004
                                                                 ----        ----        ----        ----        ----
                                                                                    (In Thousands)
 Statement of Operations Data:
 Revenues:
  Affiliates ...............................................   $ 13,977    $  1,669    $   --      $   --      $   --
  Non-affiliates ...........................................     16,399      13,991      12,929      13,162      21,069


Total revenues .............................................     30,376      15,660      12,929      13,162      21,069
Costs and operating expenses:
  Cost of revenues .........................................    (24,932)    (13,486)     (8,934)     (8,393)    (13,791)
  Research and development expenses ........................     (6,625)     (5,648)     (3,435)     (2,326)     (2,531)
  Selling and marketing expenses ...........................    (20,548)     (7,800)     (3,910)     (3,325)     (3,274)
  General and administrative expenses (exclusive of non-cash     (6,694)     (6,982)     (2,158)     (2,062)     (2,186)
  compensation expense shown below)
  Non-cash compensation expense ............................     (6,331)       (825)       (270)       --          --
  Depreciation and amortization ............................     (7,919)     (8,996)     (6,606)     (5,584)     (2,739)
   Write-down of fixed assets ..............................       --        (1,003)       --          --          --
   Expenses due to cancellation of supplier agreement ......       --        (3,628)       --          --          --
  Impairment of goodwill ...................................     (8,905)     (4,151)       --          --          --


Total costs and operating expenses .........................    (81,954)    (52,519)    (25,313)    (21,690)    (24,521)


Loss from operations .......................................    (51,578)    (36,859)    (12,384)     (8,528)     (3,452)
Interest income, net .......................................      3,632       1,677         448         245         269
Income taxes ...............................................       (311)       (552)       (141)        (57)        (66)
Net loss ...................................................   $(48,257)   $(35,734)   $(12,077)   $ (8,340)   $ (3,249)



Net loss per share -  basic and diluted ....................   $  (1.67)   $  (1.23)   $  (0.42)   $  (0.29)   $  (0.11)



Weighted average shares outstanding  - basic and diluted ...     28,833      29,035      28,888      28,989      29,316

                                                                                    December 31,
                                                                                    ------------
                                                                 2000        2001        2002        2003        2004
                                                                 ----        ----        ----        ----        ----
                                                                                    (In Thousands)
Balance Sheet Data:
Cash and cash equivalents                                      $ 20,857    $ 13,583    $  5,681    $  1,682    $ 13,755
Short-term investments......................................     30,542      14,192      15,552      16,442       2,723
Working capital.............................................     43,538      23,374      17,675      14,820      11,380
Total assets................................................     86,169      45,869      32,197      23,643      22,273
Total stockholder's equity..................................     72,479      38,921      27,114      19,141      16,025

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


Overview

      We are a provider of integrated Voice over Internet Protocol (VoIP) telephony services. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol
(IP) telephony services. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. Our business currently includes: the provision of enhanced Web-based and other communications services to individual consumers under our iConnectHere brand name; the provision of enhanced Web-based and other communications services to international resellers, under either their own brand name, a white-label brand, and/or our iConnectHere brand name; the provision of a "Hosted Communications Solution" that enables resellers, corporate customers and service providers to offer private label telecommunications to their customer bases, and; the transmission of voice and data traffic for communications carriers.

      Prior to 1999, our focus was to build a privately-managed, global network utilizing IP technology, and our business primarily consisted of carrying and transmitting traffic for communications carriers over our network. Beginning in 1999, we began to diversify our offerings by layering enhanced IP telephony services over our network. These enhanced services were targeted at consumers and were primarily accessible through our consumer Web site. During 2000, we began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases. In 2001, we continued to enhance our unique strengths through our pioneering work with the Session Initiation Protocol
(SIP), an Internet Engineering Task Force standard that has been embraced by industry leaders such as Microsoft and the 3rd Generation Partnership Project
(3GPP), which is a global cooperation between six organizational partners who are recognized as the world's major standardization bodies from the United States, Europe, China, Japan and Korea. In 2001, we also announced the launch of our state-of-the-art SIP (Session Initiation Protocol) infrastructure, and we became one of the first service providers to have built an end-to-end SIP network. During 2002, our continuing SIP efforts resulted in our launch of our SIP-based dialer, and in 2003 we continued to add new devices, new features and new calling plans to our offerings. As a result of these activities, by 2003 our role is primarily that of a solutions' provider and the provision of wholesale minutes to carriers in no longer a meaningful revenue source and our efforts continue to position us as one of the leading providers of VoIP services. During 2004 we continued our efforts to develop, market and manage current and new consumer oriented VoIP solutions and secured new and expanded current agreements with resellers and service providers, including agreements to provide our services to Verizon and SBC to assist them in their provision of consumer VoIP to their end-users.


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

Competitive Factors: The telecommunications industry is highly competitive. There is competition within the traditional telecommunications marketplaces (landline and wireless) and also with other emergent "next generation" telecommunications providers, including IP telecommunications providers in supplying the overall telecommunications needs of businesses and individual consumers, and several of the larger traditional telecommunications companies have announced intentions to merge, which will create even larger competitors. We compete with other telecommunications firms in the sale and purchase of various products and services in many national and international markets and employ all methods of competition which are lawful and appropriate for such purposes. A key component of our competitive position, particularly given the commodity-based nature of many of our products, is our ability to manage operating expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency.


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


Revenues

      Revenues consist of revenues from end-users of our enhanced IP communications services, including PC-to-Phone, and Broadband Phone, which are generated by our both our consumer offering, iConnectHere, and our reseller and service provider offerings, including our Hosted Communications Solution, and revenues from carriers for carrier transmission services. All revenues are recognized as the services are performed. The provision of enhanced IP communications services (primarily PC-to-Phone) through iConnectHere accounted for 33.96% and 47.1% of our total revenues in 2004 and 2003, respectively, while the provision of enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted Communications Solution) accounted for 61.2% and 45% of our total revenues in 2004 and 2003, respectively. Carrier transmission services accounted for 0.86% and 3.9% of our total revenues in 2004 and 2003, respectively.


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

      o Cost of revenues consist primarily of access, termination and transmission costs paid to carriers that we incur when providing services and fixed costs associated with leased transmission lines. The term of our contracts for leased transmission lines is generally one year or less, and either party can terminate with prior notice.

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

      We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2004. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

      We recognized $270,000 in non-cash compensation expense in 2002, $0 in 2003, and $0 in 2004.


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

Results of Operations

      The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:

                                                                   Year Ended December 31,
                                                                  2002      2003      2004
                                                                  ----      ----      ----
Revenues:
  Total revenues ...........................................     100.0     100.0     100.0
Costs and operating expenses:
  Cost of revenues .........................................      69.1      63.8      65.5
  Research and development expenses ........................      26.6      17.7      12.0
  Selling and marketing expenses ...........................      30.2      25.3      15.5
  General and administrative expenses (exclusive of non-cash
       compensation expense) ...............................      16.7      15.7      10.4
  Non-cash compensation expense ............................       2.1       0.0       0.0
  Depreciation and amortization ............................      51.1      42.4      13.0
                                                                 -----     -----     -----


Total costs and operating expenses .........................     195.8     164.9     116.4
                                                                 -----     -----     -----


Loss from operations .......................................     (95.8)    (64.9)    (16.4)
Interest income, net .......................................       3.5       1.9       1.3
Income taxes ...............................................      (1.1)     (0.4)     (0.3)
                                                                 -----     -----     -----


Net Loss ...................................................     (93.4)%   (63.4)%   (15.4)%
                                                                 =====     =====     =====


Comparison of 2004 and 2003


Revenues

      Revenues increased approximately $7.9 million or 60% to approximately $21.1 million in 2004 from approximately $13.2 million in 2003. Revenues from enhanced IP communications services (primarily PC-to-Phone) through iConnectHere increased approximately $0.9 million or 14.5% to approximately $7.1 million in 2004 from approximately $6.2 million in 2003 due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base. Revenues from enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted Communications Solution) increased approximately $7.0 million or 118.6% to approximately $12.9 million in 2004 from approximately $5.9 million in 2003, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base.

      Revenues from carrier transmission services for telecommunications carriers decreased by approximately $0.3 million or 60% to approximately $0.2 million in 2004 from approximately $0.5 million in 2003, due primarily to decreased demand from a smaller customer base. Three "Master Resellers" accounted for approximately 16.36% and 9.44% and 5.35% of our sales, respectively, during 2004.


Costs and Operating Expenses

      Cost of revenues. Cost of revenues increased by $5.4 million or 64.3% to $13.8 million in 2004 from $8.4 million in 2003, due primarily to an increase in the amount of traffic being terminated.

      Research and development expenses. Research and development expenses increased by $0.2 million or 8.7% to $2.5 million in 2004 from $2.3 million in 2003, due to increased personnel costs associated with the development of new services and enhancements to our existing services.

      Selling and marketing expenses. Selling and marketing expenses decreased by $0.1 million or 3.0% to $3.2 million in 2004 from $3.3 million in 2003, due to a decrease in branding and promotional activities.

      General and administrative expenses. General and administrative expenses increased by $0.1 million or 4.8% to $2.2 million in 2004 from $2.1 million in 2003, primarily due to increased personnel and occupancy costs.

      Depreciation and amortization. Depreciation and amortization decreased by $2.9 million or 51.8% to $2.7 million in 2004 from $5.6 million in 2003, due to a lower relative level of capital expenditures in the first three quarters of 2004 compared to prior years, somewhat offset by a higher relative level of capital expenditures in the fourth quarter of 2004, and a lower level of certain assets purchased in prior years being included in the computation of depreciation expense in 2004 compared to 2003 as they have already been fully depreciated in prior periods.


Loss from Operations

      Loss from operations decreased by $5 million or 59.5% to $3.5 million in 2004 from $8.5 million in 2003, due primarily to the decrease in costs and operating expenses, including selling and marketing expenses.


Interest Income, Net

      We earned interest income of $0.3 million in 2004 compared to $0.2 million in 2003 due primarily to moderately higher interest rates earned on the moderately reduced balance of the remaining proceeds from our initial public offering.


Income Taxes, Net

      We paid net income taxes of $0.1 million in 2004 compared to $0.1 million in 2003.


Net Loss

      Net loss decreased $5.1 million or 61% to $3.2 million in 2004 from $8.3 million in 2003, due to the foregoing factors.


Comparison of 2003 and 2002


Revenues

      Revenues increased approximately $0.3 million or 2.3% to approximately $13.2 million in 2003 from approximately $12.9 million in 2002. Revenues from enhanced IP communications services (including our Hosted Communications Solution) increased by approximately $1.1 million or 9.6% to approximately $12.6 million in 2003 from approximately $11.5 million in 2002, due to a greater number of iConnectHere, reseller, corporate and service provider customers, yielding a greater number of calls being placed by an increasing user base.

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

      As of December 31, 2004, we had cash and cash equivalents of approximately $13.8 million, marketable securities and other short-term investments of approximately $2.7 million and working capital of approximately $11.4 million. We generated positive cash flow from operating activities of approximately $0.5 million during 2004 compared with negative cash flow from operating activities of $3.2 million during 2003. Accounts receivable were approximately $0.3 million and $0.4 million at December 31, 2004 and December 31, 2003, respectively. Net cash used in investing activities increased from $325,000 during 2003 to $2,321,000 in 2004.

      Our capital expenditures increased from approximately $368,000 in the year ended December 31, 2003 compared to approximately $2,323,000 in the year ended December 31, 2004, as better utilization of our existing domestic and international network infrastructure, was offset by increased investment in equipment to support our increasing revenue base and anticipated expansion needs.

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

      o our expense trends remain at or near the rates of our fourth quarter 2004 rates, which were somewhat reduced compared to the previous the year through reductions in personnel, curtailment of discretionary expenditures, and reduced network rent and termination rates from our carriers; and

      o our net cash-burn rate, which was significantly reduced compared to the previous year due to the foregoing factors to approximately $0.8 million in the fourth quarter of 2004, continues to improve throughout 2005 and beyond.

      To the extent that these trends do not remain steady or if in the longer-term we are not able to successfully implement our business strategy we may be required to raise additional funds for our ongoing operations. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. If addition funds are raised the issuance of debt instruments, we cannot assure you that any third party will be willing or able to provide additional capital on favorable terms or at all.

Contractual Obligations and Commercial Commitments

      The following table sets forth our future contractual obligations and commercial commitments in total, for each of the next five years and thereafter.


      Contractual obligations                     Payments due by period (in thousands)
                                    Total    Less than  1-3   3-5   More than 5
                                                 1 year      years     years      years
Real Estate Leases                  5,046        1,122       1,694     1,721       509
Auto Leases                          546          213         264       69         --
Other Operating Leases               25           25          --        --         --
Capital Lease Obligations            --           --          --        --         --
Purchase Obligations                 63           63          --        --         --
Other Commercial Commitments         --           --          --        --         --
Other Long-Term Liabilities
Reflected on the Registrant's        --           --          --        --         --
Balance Sheet under GAAP
Total                               5,680        1,423       1,958     1,790       509



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


Risks Related to Our Company

We have a history of losses and negative cash flow and we anticipate they may continue.

      We have incurred significant losses since inception, and we may continue to incur significant losses for the foreseeable future. We reported net losses of approximately $3.2 million in 2004, approximately $8.3 million in 2003, and approximately $12.1 million in 2002. As of December 31, 2004, our accumulated deficit was approximately $151.1 million. We generated positive cash flow from operations of approximately $0.5 million during 2004 and negative $3.2 million during 2003. As a percentage of revenues, our net loss was 15.4% in 2004, 63.4% in 2003 and 93.4% in 2002. Our revenues may not grow or even continue at their current level. As a result, while we believe we have sufficient funds to meet our working capital requirements for at least the next fiscal year (see - Liquidity and Capital Resources), we will need to increase our revenues to become profitable. In order to increase our revenues, we need to attract and maintain customers to increase the fees we collect for our services. If our revenues do not increase as much as we expect or if our expenses increase at a greater pace than revenues, we may never be profitable or, if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may need additional capital to finance our operations in the future.

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

We have a limited operating history upon which you can evaluate us.

      We have only a limited operating history upon which you can evaluate our business and prospects. We commenced operations in June 1996. You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for IP communications services. These risks include our ability:

      o to increase acceptance of our enhanced IP communications services (including our Hosted Communications Solution), thereby increasing the number of users of our IP telephony services;
      o     to compete effectively, and;
      o     to develop new products and keep pace with developing technology.

      In addition, because we expect an increasing percentage of our revenues to be derived from our enhanced IP communications services (including our Hosted Communications Solution), our past operating results may not be indicative of our future results.

We may not be able to expand our revenue and achieve profitability.

      Our business strategy is to expand our revenue sources to include the provision of enhanced IP communications services to several different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are primarily generated by sales of enhanced IP communications services through our direct consumer offering, iConnectHere, and our reseller and service provider sales channel (including sales of our Hosted Communications Solutions). Enhanced IP communications services from these channels generated 96.02%, 92.1%, and 60.2% of our total revenues in 2004, 2003 and 2002, respectively. The provision of enhanced IP communications services has not been profitable to date and may not be profitable in the future.

         In the future, we intend to generate increased revenues from enhanced IP communications services, from multiple sources, many of which are unproven, including the commercial sale of our Hosted Communications Solutions. We expect that our revenues for the foreseeable future will be dependent on, among other factors:

      o sales of enhanced IP communications services, including sales of our Hosted Communications Solutions;
      o     acceptance and use of IP telephony;
      o     expansion of service offerings;
      o     traffic levels on our network;
      o the effect of competition, regulatory environment, international long distance rates and access and transmission costs on our prices, and;
      o     continued improvement of our global network quality.

      We may not be able to sustain our current revenues or successfully generate additional revenues from the sale of enhanced IP communications services, including Hosted Communications Solutions or carrier transmission services.

We cannot assure you that a market for our services will develop.

      We are uncertain whether a market will develop for our enhanced IP communications services, including our Hosted Communications Solutions. Our market is new and rapidly evolving. Our ability to sell our services may be inhibited by, among other factors, the reluctance of some end users to switch from traditional communications carriers to IP communications carriers and by concerns with the quality of IP telephony and the adequacy of security in the exchange of information over the Internet, and the reluctance of our resellers and service providers to utilize outsourced solutions providers. End users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as us. We will need to devote substantial resources to educate customers and end users about the benefits of IP communications solutions in general and our services in particular. If enterprises and their customers do not accept our enhanced IP communications services as a means of sending and receiving communications, we will not be able to increase our number of paid users or successfully generate revenues in the future.

Our future success depends on the growth in the use of the internet as a means of communications.

      If the market for IP communications, in general, and our services in particular, does not grow at the rate we anticipate or at all, we will not be able to increase our number of users or generate revenues we anticipate. To be successful, IP communications requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

      o     inconsistent quality or speed of service;
      o     traffic congestion on the Internet;
      o     potentially inadequate development of the necessary infrastructure;
      o     lack of acceptable security technologies;
      o lack of timely development and commercialization of performance improvements, and;
      o     unavailability of cost-effective, high-speed access to the Internet.

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

Potential fluctuations in our quarterly financial results may make it difficult for investors to predict our future performance.

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

Our network may not be able to accommodate our capacity needs.

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

We face a risk of failure of computer and communications systems used in our business.

      Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. We maintain communications systems in facilities in New York, Los Angeles, Chicago, Atlanta, London and Jerusalem. Our systems and those that connect to our network are subject to disruption from natural disasters or other sources of power loss, communications failure, hardware or software malfunction, network failures and other events both within and beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

Our computer systems and operations may be vulnerable to security breaches.

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

Third parties might infringe upon our proprietary technology.

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

Our services may infringe on the intellectual property rights of others.

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

Operating internationally exposes us to additional and unpredictable risks.

      We intend to continue to enter additional markets in Eastern Europe, Latin America, Africa and Asia and to expand our existing operations outside the United States. International operations are subject to inherent risks, including:

      o     potentially weaker protection of intellectual property rights;
      o     political instability;
      o     unexpected changes in regulations and tariffs;
      o     fluctuations in exchange rates;
      o     varying tax consequences, and;
      o uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

We have experienced losses as a result of fraud.

      We have experienced losses due to fraud. While in 2004, we experienced losses from fraud of less than 1% of our revenues, callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. While we have continued to implement anti-fraud measures in order to control losses relating to these practices, and these measures have proven to be effective today, these measures may not in the future be sufficient to effectively limit all of our exposure in the future from fraud and future losses could rise significantly above current levels.

Intense competition could reduce our market share and harm our financial performance.

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

         We also compete in the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing on instant messaging, PC-to-PC and PC-to-phone, and/or broadband phone services.

      In addition, traditional carriers, cable companies and satellite television providers are bundling services and products not offered by deltathree with internet telephony services. While this provides us with the opportunity to offer these companies our products and services as a way for them to offer internet telephony services, it also introduces the risk that they will introduce these services on their own utilizing other options while at the same time making it more difficult for us to compete against them with direct to consumer offerings of our own.

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

Decreasing telecommunications rates may diminish or eliminate our competitive pricing advantage.

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

Government regulation and legal uncertainties relating to IP telephony could harm our business.

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


Risks Related to Our Relationship with Atarey

Atarey exercises significant control over all matters submitted to a stockholder vote.

      Atarey owns approximately 41% of the voting power and economic interest in us, and is the largest shareholder of our stock. As long as Atarey continues to beneficially own such a significant percentage of our capital stock and there are no other major shareholders, Atarey will be able to exercise a significant influence over decisions affecting us, including:

      o composition of our board of directors and, through it, our direction and policies, including the appointment and removal of officers;
      o     mergers or other business combinations;
      o     acquisitions or dispositions of assets by us;
      o     future issuances of capital stock or other securities by us;
      o     incurrence of debt by us;
      o amendments, waivers and modifications to any agreements between us and Atarey;
      o     payment of dividends on our capital stock, and;
      o     approval of our business plans and general business development.

      In addition, two of our seven directors are officers and/or directors of Atarey, or otherwise affiliated with Atarey. As a result, the ability of any of our other stockholders to influence the management of our company is limited, which could have an adverse effect on the market price of our stock.

A third party may be deterred from acquiring our company.

      Atarey's major ownership could delay, deter or prevent a third party from attempting to acquire control of us. This may have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of us, even though such a change in ownership would be economically beneficial to us and our stockholders.

Risks Related to Our Common Stock

Volatility of our stock price could adversely affect our stockholders.

      Since trading commenced in November 1999, the market price of our common stock has been highly volatile and may continue to be volatile and could be subject to wide fluctuations in response to factors such as:

      o variations in our actual or anticipated quarterly operating results or those of our competitors;
      o     announcements by us or our competitors of technological innovations;
      o     introduction of new products or services by us or our competitors;
      o     changes in financial estimates by securities analysts;
      o     conditions or trends in the Internet industry;
      o     changes in the market valuations of other Internet companies;
      o     announcements by us or our competitors of significant acquisitions;
      o     our entry into strategic partnerships or joint ventures, and;
      o     sales of our common stock by Atarey.

      All of these factors are, in whole or part, beyond our control and may materially adversely affect the market price of our common stock regardless of our performance.

      Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. In addition, the stock market in general, and the market for telecommunications, Internet-related and technology companies in particular, has been dramatically decreased and is extremely depressed. We cannot assure you that our common stock will trade at the same levels of other telecommunications or Internet stocks or that telecommunications or Internet stocks in general will sustain their current market prices.

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

We do not intend to pay dividends.

      We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings to finance our operations and to expand our business and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Risks Related to Our Israel-based Office

We may be negatively impacted by changes in political, military and/or economic conditions.

      Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. A peace agreement between Israel and Egypt was signed in 1979 and a peace agreement between Israel and Jordan was signed in 1994. However, as of the date hereof Israel has not entered into any peace agreement with Syria or Lebanon.

      Despite peace related developments, certain countries, companies and organizations continue to participate in a boycott of Israeli firms. We do not believe that the boycott has had a material adverse effect on us, but there can be no assurance that restrictive laws, policies or practices directed towards Israel or Israeli-based businesses will not have an adverse impact on our business or financial condition in the future.

      Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early- to mid-l980s, low foreign exchange reserves, fluctuations in world commodity prices and military conflicts. The Israeli Government has, for these and other reasons, intervened in the economy by utilizing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and control of wages, prices and exchange rates. The Israeli Government has periodically changed its policies in all these areas. Although we derive most of our revenues outside of Israel, a substantial portion of our expenses are incurred in Israel and are affected by economic conditions in the country.

      All of these factors are, in whole or part, beyond our control and may materially adversely affect on our business, financial condition and operating results, or market price of our common stock regardless of our performance.

We may be negatively impacted by employees being called for army service

      Generally, all male adult citizens and permanent residents of Israel under the age of 41 are, unless exempt, obligated to perform up to 36 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Some of our officers and employees are currently obligated to perform annual reserve duty. While we have operated effectively under these requirements since we began operations, no assessment can be made as to the full impact of such requirements on our workforce or business if conditions should change, and no prediction can be made as to the effect on us of any expansion of such obligations.


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

            (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION


      On November 8, 2004, our stockholders approved the 2004 Stock Incentive Plan and 2004 Non-Employee Director Stock Option Plan at our annual meeting of stockholders.

      On March 29, 2005, the Compensation Committee approved the specific performance objectives under the Company's 1999 Performance Incentive Plan for fiscal year 2005. Such performance objectives will include the Company achieving certain targets for revenues, gross profit and EBITDA as well as signing up a certain number of additional customers to use the deltathree platform solution.

      Listed below are the salaries and bonuses for our named executive officers that were awarded during fiscal 2004 and the salaries that have been established for fiscal 2005. Bonuses for fiscal 2005 have not yet been determined.



Executive Officer               2004 Salary(1)   2004 Bonus (2)  2005 Salary (3)
--------------------------------------------------------------------------------
Shimmy Zimels                      $180,000        $125,050        $248,800
      Chief Executive Officer
      and President
Paul C. White                      $180,000        $ 94,100        $235,300
     Chief Financial Officer


(1) Salary shown is the amount actually paid to the executive as salary, and not the amount employee was entitled to per executives' employment contracts.
(2) Bonus shown is the aggregate amount of bonuses earned by executive during 2004 and is the sum of: a one-time bonus awarded by the Compensation Committee in the first-half of 2004, and bonuses awarded in 2005 under our 1999 Performance Incentive Plan for performance during 2004.
(3)   Salaries shown are per executives' employment contracts.

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

      Noam Bardin, 34 - Chairman of the Board. Mr. Bardin co-founded deltathree and served as Chief Executive Officer and President from July 2000 through June 2002. Mr. Bardin has served as Chairman of the Board since April 2002. Mr. Bardin served as Vice President of Technology and Chief Technology Officer of deltathree since June 1997 before being named President and Chief Executive Officer in April 2000. He served as Global Network Director from November 1996 to May 1997. Prior to founding deltathree, he served as Director of Operations at Ambient Corporation. Mr. Bardin graduated from the Hebrew University (Jerusalem) with a BA in Economics and an MPA from Harvard University Kennedy School in Public Administration.

      Noam Ben-Ozer, 41 - Director. Mr. Ben-Ozer was named a director of deltathree in September 2004. Mr. Ben-Ozer currently serves as a Director, and is Chairman of the Audit Committee for Equity-One, a NYSE-listed real estate investment trust. Previously, Mr. Ben-Ozer co-founded iPhrase Technologies, Inc., a privately-held software company. From 1994 to 1999, Mr. Ben-Ozer served as a consultant for Bain & Company, a management consulting company. From 1993 to 1994, Mr. Ben-Ozer served as an outside consultant to Lernout & Hauspie Speech Products. Mr. Ben-Ozer is a certified public accountant in Israel and received an M.B.A. from the Harvard Business School.

      Ilan Biran, 57 - Director. Mr. Biran has served as a director of deltathree since December 2003. Mr. Biran brings a wealth of business and management experience from the telecom and defense industries. Since January 2004, Mr. Biran has served as the Chairman of YES Satellite Television, one of the leading satellite television companies in Israel. From 1999 to 2003, Mr. Biran served as the President and CEO of Bezeq Ltd. - the Israeli PTT, with annual sales of over $2 billion and approximately 16,000 employees. Mr. Biran holds the rank of Major General (res.) in the Israeli Defense Force where, as Commander of the IDF's Central Command, he played an active role in reaching the peace agreements with Jordan. From 1996 to 1999, he served as the Director General of the Israeli Ministry of Defense, and prior to that command, he held a wide variety of senior-level positions in other Israeli units, since 1964. Mr. Biran holds a B.A. in Economics and Business Administration from Bar-Ilan University, and holds an Associate Diploma in Strategy and Political Economic Research from Georgetown University. He is also a graduate of the U.S. Marine Corps Command and Staff College. In addition, Mr. Biran's public activities include: serving as the Israeli Prime Minister's Special Coordinator for POWs and MIAs; is a member of the Board of Trustees of Haifa University; is a member of the Shevach-Mofet High School Executive Committee and; since 1996, has served as the Chairman of the Board of Directors of the Israeli Oil Refineries, Ltd.

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

      Shimmy Zimels, 39 - President and Chief Executive Officer and Director. Mr. Zimels has served as Chief Executive Office and President since June 2002, and served as Vice President of Operations and Chief Operating Officer of deltathree since June 1997, before being named President and Chief Executive Officer in June 2002. Prior to joining deltathree, Mr. Zimels was the Controller and Vice President of Finance at Net Media Ltd., a leading Israel based Internet Service Provider, from June 1995 to June 1997. From April 1991 to May 1995, Mr. Zimels was a senior tax auditor for the Income Tax Bureau of the State of Israel. Mr. Zimels graduated with distinction from Hebrew University with a degree in Economics and Accounting and holds a Masters in Economics from Hebrew University.

      Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the Nasdaq Stock Market: Noam Ben-Ozer, Ilan Biran, Amir Gera, Joshua Maor and Lior Samuelson.


Executive Officers

      Set forth below is a brief description of the present and past business experience of each of the persons who serve as our executive officers or key employees who are not also serving as directors.

      Paul C. White, 42 - Chief Financial Officer and Secretary. Mr. White has served as our Chief Financial Officer since September 2000 and is responsible for corporate finance and all financial aspects of our operations, including accounting, tax, treasury, financial analysis, billing, internal audit, investor relations, real estate and procurement functions. Mr. White brings a vast array of experience in both the telecommunications and Internet industries. Mr. White cultivated his expertise in both telecommunications and the Internet with senior level positions at Tangoe Inc. (formerly TelecomRFQ, Inc.,) a leading provider of enterprise-wide Telecommunications Expense Management software , where he served as President and Chief Executive Officer, Buyersedge.com, an on-line consumer services "reverse-auction' company, where he served as Vice President of Operations & Finance, and at Southern New England Telecommunications (SNET), the SBC Communications, Inc. subsidiary, where he served as Director of IT Strategy & Finance, Director of Corporate Development and Director of Finance & Business Development between 1995 and 1999. Mr. White has also worked in senior level positions at Ernst & Young, LLP and Arthur Andersen, LLP. Mr. White has a BBA and an MBA from Hofstra University, as well as a CPA.


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

      The Board had eight regular and no special meetings during the fiscal year ended December 31, 2004. During the fiscal year ended December 31, 2004, each member of the Board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director. One of our directors attended our annual meeting of stockholders held in 2004. The Board has established an Executive Committee, a Compensation Committee, a Nominating and Governance Committee and an Audit Committee to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. The functions of these committees and their current members are set forth below.

      The Executive Committee is empowered to act on any matter except those matters specifically reserved to the full Board by applicable law. The Executive Committee had no meetings during 2004. Joshua Maor (Chairman), Noam Bardin and Noam Ben-Ozer are the current members of the Executive Committee.

      The Compensation Committee is responsible for evaluating our compensation policies, determining our executive compensation policies and guidelines and administering our stock option and compensation plans. The Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and shall conduct its decision making process with respect to that issue without the Chief Executive Officer present. All members of the Compensation Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market. The Compensation Committee had two meetings during 2004. Amir Gera (Chairman), Ilan Biran and Joshua Maor are the current members of the Compensation Committee. Please see also the report of the Compensation Committee set forth elsewhere in this report.

      The Nominating and Governance Committee is responsible for assisting identifying and recommending qualified candidates for director nominees to the Board, and leading the Board in its annual review of the Board's performance. All members of the Nominating Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market. The Nominating and Governance Committee had no meetings during 2004. Joshua Maor (Chairman), Amir Gera and Lior Samuelson are the current members of the Nominating and Governance Committee. The Nominating and Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors is deems relevant, such as a candidate's personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need in the Board, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2005 Annual Meeting of Stockholders using the procedures set forth in the Company's By-laws, it must follow the procedures described in "Nomination of Directors." If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, it should submit any pertinent information regarding the candidate to the Chairman of the Nominating and Governance Committee by mail at 75 Broad Street, New York, New York 10004. A copy of the Nominating Committee's written charter is publicly available on the Company's website at www.deltathree.com

      The Audit Committee recommends to the Board the appointment of the firm selected to serve as our independent auditors and our subsidiaries and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent auditors our annual audit and annual financial statements; reviews with management the status of internal accounting controls; evaluates issues having a potential financial impact on us which may be brought to the Audit Committee's attention by management, the independent auditors or the Board; evaluates our public financial reporting documents; reviews the non-audit services to be performed by the independent auditors, if any; and considers the effect of such performance on the auditor's independence. Ilan Biran (Chairman), Noam Ben-Ozer and Lior Samuelson are the current members of the Audit Committee. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by the Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that each of Mr. Ben-Ozer, Mr. Biran, Mr. Erez and Mr. Samuelson are "audit committee financial experts," as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-K. The Audit Committee had four meetings during 2004.

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

      To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements except that: an initial report of ownership was filed late by Noam Ben-Ozer; one report of change in beneficial ownership, covering one transaction, was filed late by Noam Bardin; one report of change in beneficial ownership, covering one transaction, was filed late by Shimmy Zimels; one report of change in beneficial ownership, covering one transaction, was filed late by Paul White; one report of change in beneficial ownership, covering one transaction, was filed late by Amir Gera and one report of change in beneficial ownership, covering one transaction, was filed late by Joshua Maor.


Code of Conduct and Ethics

      On March 25, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of deltathree, including our principal executive officer, principal financial and accounting officer and controller. There were no changes made to the Corporate Code of Conduct and Ethics during 2004. We intend to post on our website and include in a Current Report on Form 8-K filed with the Securities and Exchange Commission any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer, principal financial and accounting officer and controller.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth certain summary information concerning the compensation paid or awarded for services rendered during each of our last three fiscal years to our chief executive officer and each of our other most highly compensated executive officers in 2002, 2003 and 2004 whose total salary and bonus exceeded $100,000. These two executive officers are referred to in this report as "named executive officers".

                                                                              Long-Term
                                              Annual Compensation           Compensation
                                           ------------------------   -------------------------
                                                                      Securities
                                                                      Underlying     All Other
    Name and Principal Position     Year   Salary ($)    Bonus ($)    Options (#)  Compensation
    ---------------------------     ----   ----------    ----------   -----------  ------------
Shimmy Zimels (1) ...............   2004   $  180,000    $  125,050        80,000         --
    President and Chief Executive
   Officer and former Chief .....   2003      180,000          --          85,000         --
   Operating Officer ............   2002      182,335          --         100,000         --
                                    2004   $  180,000    $   94,100        75,000         --
Paul C. White ...................   2003      180,000          --          65,000         --
  Chief Financial Officer .......   2002      182,335          --         100,000         --


Option Grants During 2004

      The following table sets forth information regarding each stock option granted during fiscal year 2004 to each of the named executive officers.

                                                   Individual Grants


                                                                                        Potential Realizable
                                      Shares of     % of Total                                Value at
                                     Common Stock     Options     Exercise              Assumed Rates of Stock
                                      Underlying     Granted to     Price                       Price
                                       Options      Employees in     Per    Expiration  Appreciation for Option
                                    Granted (#)(1)  Fiscal Year     Share      Date            Term (2)
                                                                    ($/Sh)                  5%           10%
         ------------------------------------------------------------------------------------------------------
         Shimmy Zimels .........            80,000         20.0%      2.85    12/22/14   $92,819      $216,307
         Paul C. White..........            75,000         18.7%      2.85    12/22/14   $87,018      $202,788

(1) The options were granted pursuant to the Company's 2004 Stock Incentive Plan (the "Plan"). The options granted to the named executive officers are non-qualified stock options and vest annually in three equal installments commencing one year from the date of grant.

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

Option Exercises in Fiscal 2004 and Year-End Option Values

      The following table sets forth information for the named executive officers with respect to option exercises during 2004 and the value as of December 31, 2004 of unexercised in-the-money options held by each of the named executive officers.

                                                               Number of
                                                              Securities           Value of
                                                              underlying         Unexercised
                                                              Unexercised        In-The-Money
                                                              Options at          Options at
                               Shares                        Year End (#)        Year-End ($)
                              Acquired           Value        Exercisable        Exercisable
Name                       On Exercise (#)   Realized ($)   /Unexercisable      /Unexercisable
-------------------------------------------------------------------------------------------------
Shimmy Zimels..........           --                --        478,937/170,001    626,265/203,235
Paul C. White..........           --                --        248,332/151,668    498,547/179,953


Compensation Committee Interlocks and Insider Participation

      Executive compensation decisions in 2004 were made by the Compensation Committee. During 2004, no interlocking relationship existed between our Board and the board of directors or compensation committee of any other company.


Director Compensation

      At our Annual Meeting on November 8, 2004, each of our non-management directors (Noam Bardin, Noam Ben-Ozer, Ilan Biran, Amir Gera, Joshua Maor, and Lior Samuelson) became eligible to receive $10,000 for their services as directors, through the next Annual Meeting date. We anticipate paying $10,000 to each outside director in 2005. Directors are reimbursed for the expenses they incur in attending meetings of the Board and Board committees.

2004 Non-Employee Director Stock Option Plan

      The purposes of the 2004 Non-Employee Director Stock Option Plan (the "Director Plan") are to enable us to attract, maintain and motivate qualified directors and to enhance a long-term mutuality of interest between our directors and shareholders of our Common Stock by granting our directors options to purchase our shares.

      The Director Plan provides for the automatic grant of nonstatutory stock options. Options granted under the Plan are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The aggregate number of shares of Common Stock that may be issued under the Director Plan shall not exceed (a) 351,216 shares, plus (b) such additional shares of Common Stock as are represented by Options previously granted under the 1999 Directors Plan which are cancelled or expire after the date of stockholder approval of the Director Plan without delivery of shares of stock by the Company.

      Initial Option Awards. Each director who is not an employee of the Company will be granted options to acquire 10,000 shares of Common Stock on the date he or she joins the Board.

      Subsequent Option Awards. On the first business day after each annual meeting of stockholders of the Company occurring during the term of the Plan, each non-employee director who meets the guidelines for Board service and who continues to be a non-employee director following such annual meeting shall automatically be granted an option to purchase 10,000 shares of Common Stock; provided that no Subsequent Option Award shall be made to any non-employee director who has not served as a director of the Company, as of the time of such annual meeting, for at least six months.

      Committee Chairman Awards. Each non-employee director who is appointed as chairman of a standing committee of the Board (and has not served as the chairman of such committee immediately prior to the appointment) shall be automatically granted an option to purchase 10,000 shares of Common Stock on the date of such appointment. Each non-employee director who serves as a chairman of the full Board or of a standing committee of the Board other than the audit committee, and who meets the guidelines for Board service, immediately following each annual meeting of the Company's stockholders, shall be granted an option to purchase an additional 10,000 shares of Common Stock; provided that no Committee Chairman Award shall be made to: any non-employee director who has not served as a director of the Company, as of the time of such annual meeting, for at least six months, and no Committee Chairman Award shall be made to any Eligible Director who has received a Committee Chairman award for such service on the same committee within the past six months.

      Audit Committee Service Awards. Each non-employee director who is appointed as a member of the audit committee of the Board (and has not served as a member of such committee immediately prior to that appointment) shall be automatically granted an option to purchase 10,000 shares of Common Stock on the date of such appointment. Each non-employee director who serves as a member of the audit committee of the Board, and who meets the guidelines for Board service, immediately following each annual meeting of the Company's stockholders, shall be granted an option to purchase an additional 10,000 shares of Common Stock; provided that: no Audit Committee Service Award shall be made to any non-employee director who has not served as a director of the Company, as of the time of such annual meeting, for at least six months, and no Audit Committee Award shall be made to any Eligible Director who has received an Audit Committee award for such service within the past six months. In addition, the chairman of the audit committee of the Board shall be granted an additional option to purchase 5,000 shares of Common Stock.

      Notwithstanding the foregoing, a non-employee director shall receive a maximum of options to purchase 30,000 shares of Common Stock during any single calendar year. The exercise price per share of Common Stock of each option granted pursuant to the Plan shall be equal to the fair market value per share on the date of grant. If not previously exercised, each option shall expire on the earlier of (i) the tenth anniversary of the date of the grant thereof and
(ii) on the first anniversary of the termination of the non-employee director's status as a director of the Company. Each option granted under the Plan shall become fully vested and exercisable on the first anniversary of the date of grant. In addition, options granted pursuant to the Plan will become exercisable in full upon a "change in control" as defined in the Plan. The Plan terminates at the close of business on September 23, 2014, unless sooner terminated by action of the Board or stockholders of the Company.


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

      o Pursuant to the agreements, Mr. Zimels and Mr. White are entitled to receive a base salary of $239,000 and $226,000, respectively during 2004. Such base salary shall be increased on each January 1, commencing January 1, 2005, by an amount equal to the base salary then in effect, multiplied by the applicable cost of living index during the prior year. The employee's base salary, as adjusted for cost of living increases, may be further increased at the option and in the discretion of the Board. As such, in 2005, Mr. Zimels and Mr. White are entitled to receive a base salary of $248,800 and $235,300, respectively.

      o The employee's options are immediately exercisable in full upon a change of control. The employee's options, following any termination of the employee's employment, other than for cause, remain exercisable for the lesser of two years and the remaining term of the options.

      o If employee's employment is terminated by us without cause or by the employee for good reason (which includes, without limitation, a reduction in salary and/or bonus opportunity, a change of control and a material reduction in duties and responsibilities), the employee is entitled to receive previously earned, but unpaid salary, vested benefits and a payment equal to their annual base salary as in effect immediately prior to the termination date.

      o If employee dies or is unable to perform his duties, he or his representative, estate or beneficiary will be paid, in addition to any previously earned but unpaid salary and vested benefits, 12 months' total base salary reduced, in the case of disability, by any disability benefits they receive.

      On March 31, 2002, Messrs. White and Zimels each took a voluntary pay reduction for an unspecified time, from their then current salaries of $213,210, and $213,210, respectively, to $180,000 each. Messrs. Zimels' and White's kept their voluntary pay reduction in effect at $180,000 each, throughout 2004 whereas their contractual salaries for 2004 were $239,000 and $226,000, respectively, for 2004.


Compensation Committee Report on Executive Compensation

      The Compensation Committee is responsible for recommending to the Board of Directors the overall executive compensation strategy of the Company and for the ongoing monitoring of the compensation strategy's implementation. In addition to recommending and reviewing the compensation of the executive officers, it is the responsibility of the Compensation Committee to recommend new incentive compensation plans and to implement changes and improvements to existing compensation plans, including the 1999 Stock Incentive Plan, the 1999 Performance Incentive Plan, the 1999 Employee Stock Purchase Plan, the 1999 Directors' Plan, the 2004 Stock Incentive Plan, and the 2004 Non-Employee Director's Plan. The Compensation Committee makes its compensation determinations based upon its own analysis of information it compiles and the business experience of its members.


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

Annual Incentive Bonuses

      The Board established the 1999 Performance Incentive Plan to enable the Company and its subsidiaries to attract, retain, motivate and reward the best qualified executive officers and key employees by providing them with the opportunity to earn competitive compensation directly linked to the Company's performance. The Performance Incentive Plan is effective through and including the year 2005, unless extended or earlier terminated by the Board of Directors. As part of the Performance Incentive Plan, the Compensation Committee may determine that any bonus payable under the Performance Incentive Plan be paid in cash, in shares of Common Stock or in any combination thereof, provided that at least 50% of such bonus is required to be paid in cash. In addition, the Performance Incentive Plan permits a participant to elect to defer payment of his or her bonus on terms and conditions established by the Compensation Committee. No more than 400,000 shares of Common Stock may be issued under the Performance Incentive Plan.

      Under the 1999 Performance Incentive Plan, bonuses may be payable if the Company meets any one or more of the following performance criteria, which are set annually by the Compensation Committee: (i) revenues; (ii) operating income;
(iii) gross profit margin; (iv) net income; (v) earnings per share; (vi) maximum capital or marketing expenditures; or (vii) targeted levels of customers.

      Under the 1999 Performance Incentive Plan, bonus amounts are determined as follows: if 100% of such targets are achieved, the bonus potentially payable to participants will generally equal 35% of their base salary (45% in the case of the Chief Executive Officer) for such year, if 80% of such targets are achieved, the bonus potentially payable to participants will generally equal 25% of their base salary for such year, and if less than 80% of such targets are achieved, the participants will generally not be entitled to receive any bonus for such year. To the extent the Company's results exceed 80% of the targets but is less that 100% of the targets, the amount of the bonus payable to participants will be adjusted proportionately based on where such results fall within the ranges set forth above. Any such bonus will consist of two components. Fifty percent of the amount determined pursuant to the formula described above will be payable if the targets are achieved. Up to an additional 50% of such amount will be payable in the discretion of the Compensation Committee. In addition, the 1999 Performance Incentive Plan permits the Compensation Committee to grant discretionary bonuses to participants, notwithstanding that a bonus would not otherwise be payable under the 1999 Performance Incentive Plan, to recognize extraordinary individual performance.

      With respect to 2004, bonuses in the amount of $107,550 and $79,100 were awarded to Mr. Zimels and Mr. White respectively, under the 1999 Performance Incentive Plan. Pursuant to the terms of the 1999 Performance Incentive Plan, awards will be paid in the current year, following the completion of the audit of the Company's 2004 financial statements. In addition, one-time bonuses of $17,500 and $15,000 were awarded to Mr. Zimels and Mr. White respectively by the Compensation Committee in the first-half of 2004. Mr. Zimels and Mr. White's bonuses for 2004 were based on the Company's achievement of certain targets for revenues, gross profit and EBITDA as well as the signing up a certain number of additional customers to use the deltathree platform solution.

Long-Term Incentive Compensation

      The Company reinforces the importance of producing satisfactory returns to stockholders over the long term through the operation of the 2004 Stock Incentive Plan and the 2004 Non-Employee Director Stock Option Plan. For a discussion relating to the Director Plan, refer to the section entitled "2004 Non-Employee Director Option Plan" in this annual report. Grants of stock, stock options, stock unit awards and stock appreciation rights under such plans provide executives with the opportunity to acquire an equity interest in the Company and align the executive's interest with that of the stockholders to create stockholder value as reflected in growth in the market price of the Common Stock.

2004 Stock Incentive Plan

      The Board of Directors adopted the 2004 Stock Incentive Plan on September 23, 2004 and it was subsequently approved by the stockholders at the annual meeting on November 8, 2004. The purposes of the 2004 Stock Incentive Plan are to foster and promote the long-term financial success of the Company and materially increase stockholder value by (i) motivating superior performance by means of performance-related incentives, (ii) encouraging and providing for the acquisition of an ownership interest in the Company by executive officers and other key employees and (iii) enabling the Company to attract and retain the services of an outstanding management team upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

      Under the 2004 Stock Incentive Plan, the Compensation Committee is authorized to grant options for 759,732 shares of Common Stock (which represents 4,000,000 shares of Common Stock reserved under the 1999 Stock Incentive Plan (the "1999 Plan") less the amount of shares represented by awards previously granted under the 1999 Plan and exercised or outstanding as of September 28,
2004), plus (b) such additional shares of Common Stock as are represented by awards previously granted under the 1999 Plan which are cancelled or without delivery of shares of stock by the Company. Options granted under the 2004 Stock Incentive Plan are to be granted to certain officers of the Company and to other employees and consultants of the Company. Directors who are non-employees of the Company are prohibited from participating in the 2004 Stock Incentive Plan.

      The 2004 Stock Incentive Plan is administered by the Compensation Committee and provides for the grant of (i) incentive and non-incentive stock options to purchase Common Stock; (ii) stock appreciation rights, which may be granted in tandem with or independently of stock options; (iii) restricted stock and restricted units; (iv) incentive stock and incentive units; (v) deferred stock units; and (vi) stock in lieu of cash. The maximum number of shares for which options or stock appreciation rights may be granted to any one participant in a calendar year is 500,000. As of December 31, 2004, the Company has outstanding options to acquire an aggregate of 3,066,939 shares of Common Stock, of which 2,555,439 were granted under the 1999 Plans and 511,500 were granted under the 2004 Plans.

Chief Executive Officer's Fiscal 2004 Compensation

      Mr. Shimmy Zimels was our chief executive officer for all of 2004. Under the terms of his employment agreement, Mr. Zimels was entitled to receive an aggregate annual base salary of $239,000. However, during 2004, Mr. Zimels received an aggregate annual base salary of $180,000, due to his voluntary pay reduction, a one-time bonus of $17,500 was awarded by the Compensation Committee in the first-half of 2004 and his participation in the 1999 Performance Incentive Plan resulted in bonus compensation of $107,550 for 2004.

                                  Submitted by:

                                  The Compensation Committee
                                  Amir Gera
                                  Joshua Maor

                             STOCK PERFORMANCE CHART

      The graph depicted below shows a comparison of cumulative total shareholder returns for our common stock with the cumulative total return on the total return on The Nasdaq Stock Market (U.S.) Index and the Nasdaq Telecommunications Index. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.


[GRAPHIC OMITTED][GRAPHIC OMITTED]

                                                  Cumulative Total Return
                                  ------------------------------------------------------
                                     12/99    12/00    12/01    12/02    12/03    12/04
                                  --------- -------- -------- -------- -------- --------
deltathree, Inc.                   $100.00   $ 4.61   $ 3.50   $ 1.84  $ 11.34   $12.89
Nasdaq Stock Market (U.S.)          100.00    60.09    45.44    26.36    38.55    40.87
Nasdaq Telecommunications Market    100.00    52.17    38.29    23.31    41.85    45.52

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


      The following table sets forth information with respect to the beneficial ownership of shares of our Common Stock as of March 29, 2005 by:

      o each person who we know owns beneficially more than 5% of our Common Stock;

      o     each of our directors individually;
o        each of our named executive officers individually; and

      o     all of our executive officers and directors as a group.

      Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of Common Stock that an individual or group has the right to acquire within 60 days of March 29, 2005 pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

                                                                      Number    Percentage(1)
                                                                      ------    -------------

                                                            Shares of deltathree Class A Common
                                                                 Stock Beneficially Owned
                                                                 ------------------------
Principal Stockholder:
Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan
  (1991) Ltd. ......................................                12,397,677     41.4%
    7 Giborey Israel St., P.O. Box 8468
    South Netanya Industrial Zone 42504, Israel ....

Executive Officers and Directors:
Noam Bardin(2)(3) ..................................                   796,304      2.7%
Shimmy Zimels(2)(4) ................................                   713,407      2.4%
Paul C. White(2)(5) ................................                   400,000      1.3%
Noam Ben-Ozer (2)(5) ...............................                    24,848        *
Ilan Biran (2)(5) ..................................                    49,848        *
Amir Gera (2)(5) ...................................                    44,848        *
Joshua Maor (2)(6) .................................                    70,999        *
Lior Samuelson (2)(5) ..............................                    54,848        *
All Directors and Executive Officers as a group
  (8 persons)(7) ...................................                 2,155,102      7.2%


-----------

*     Less than 1%.

(1) Percentage of beneficial ownership is based on 29,961,086 shares of Common Stock outstanding as of March 29, 2005.
(2) The address for the director or executive officer listed is c/o the Company.

(3) Includes (a) 187,366 shares of Common Stock and (b) options to purchase 608,938 shares of Common Stock.
(4) Includes (a) 64,469 shares of Common Stock and (b) options to purchase 649,938 shares of Common Stock.
(5)   Represents options to purchase shares of Common Stock.
(6) Includes (a) 16,151 shares of Common Stock and (b) options to purchase 54,848 shares of Common Stock.
(7) Includes (a) 267,986 shares of Common Stock and (b) options to purchase 1,887,116 shares of Common Stock.


Equity Compensation Plan Information

      The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2004:


Plan Category             Number of Securities to be   Weighted Average Exercise    Number of Securities
                          Issued Upon Exercise of      Price of Outstanding         Remaining Available for
                          Outstanding Options,         Options, Warrants and        Future Issuance Under
                          Warrants and Rights          Rights                       Equity Compensation Plans
                                                                                    (excluding securities
                                                                                    reflected in first column)
------------------------- ---------------------------- ---------------------------- -----------------------------
Equity Compensation                3,066,939                      $2.50                       662,950
Plans Approved by
Security Holders (1)
------------------------- ---------------------------- ---------------------------- -----------------------------
Equity Compensation
Plans not Approved by
Security Holders                      N/A                          N/A                          N/A
------------------------- ---------------------------- ---------------------------- -----------------------------
Total                              3,066,939                      $2.50                       662,950
------------------------- ---------------------------- ---------------------------- -----------------------------

(1) These plans consist of our 1999 Stock Incentive Plan, 1999 Directors' Plan, and 1999 Employee Stock Purchase Plan, 2004 Stock Incentive Plan and 2004 Non-Employee Director Stock Option Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We are not, and have not been during the last two fiscal years, a party to any related-party agreements. All transactions between us and our officers, directors, principal stockholders and affiliates must be reviewed and approved in advance by the Audit Committee.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES


      The following table presents fees for professional audit services rendered by Brightman Almagor & Co. for the audit of the Company's annual financial statements for the years ended December 31, 2004, and December 31, 2003, and fees billed for other services rendered by Brightman Almagor & Co. during those periods.


                                            2004      2003
                     Audit fees           $54,000   $54,000
                     Audit related fees     3,000     4,000
                     Tax fees              11,000      --
                     All Other Fees          --        --
                     --------------------------------------
                     Total                $68,000   $58,000
                     --------------------------------------

      In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees we paid Brightman Almagor & Co. for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports filed with the SEC, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and consultation regarding financial accounting and/or reporting standards; "audit-related fees" are fees billed by Brightman Almagor & Co. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees billed by Brightman Almagor & Co for any services not included in the first three categories.


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

      (a)(3) Exhibits.

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit   Description
Number    -----------
------

3.1.1*    Form of Restated Certificate of Incorporation of deltathree, Inc.
3.1.2*** Form of Amendment to Restated Certificate of Incorporation of deltathree, Inc.
3.2*      Form of Amended and Restated By-laws of deltathree, Inc.
4.1*      Specimen Certificate of Common Stock.
4.2*      Specimen Certificate of Class B Common Stock.
10.1*     Form of deltathree, Inc. 1999 Stock Incentive Plan.
10.2*     Form of deltathree, Inc. 1999 Employee Stock Purchase Plan.
10.3*     Form of deltathree, Inc. 1999 Performance Incentive Plan.
10.4*     Form of deltathree, Inc. 1999 Directors' Plan.
10.5### Employment Agreement, effective as of April 26, 2004, between Shimmy Zimels and deltathree, Inc.
10.6### Employment Agreement, effective as of April 26, 2004, between Paul White and deltathree, Inc.
10.7#     2004 Stock Incentive Plan
10.8#     2004 Non-Employee Director Stock Option Plan
10.9      Form of Option Agreement Pursuant to 2004 Stock Incentive Plan
10.10 Form of Option Agreement Pursuant to 2004 Non-Employee Director Stock Option Plan
10.11     Executive and Director Compensation Arrangements
14.1##    deltathree, Inc. Corporate Code of Conduct and Ethics
21.1      Subsidiaries of deltathree, Inc.
23.1      Consent of Brightman Almagor & Co.
31.1      Certification of the Chief Executive Officer, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
31.2      Certification of the Chief Financial Officer, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002
32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

----------

* Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 333-122242).
** Incorporated by reference to the Company's quarterly report on Form 10-Q filed on November 14, 2000.
*** Incorporated by reference to the Company's annual report on Form 10-K/A filed on April 30, 2001.
# Incorporated by reference to the Company's registration statement on Form S-8 (Registration No. 333-86503).
## Incorporated by reference to the Company's annual report on Form 10-K filed on March 30, 2004.
### Incorporated by reference to the Company's annual report on Form 10-K/A filed on April 29, 2004.


      (b) Reports on Form 8-K.

                                DELTATHREE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Accounting Firm.........................   F-2

Consolidated Balance Sheets as of  December 31, 2004 and 2003............   F-3

Consolidated Statements of  Operations for the years ended
  December 31, 2004, 2003, and 2002......................................   F-4

Statements of Stockholders' Equity for the years ended
  December 31, 2004, 2003, and 2002......................................   F-5

Consolidated Statements of  Cash Flows for the years ended
  December 31, 2004, 2003, and 2002......................................   F-6

Notes to Consolidated Financial Statements...............................   F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Deltathree, Inc.

      We have audited the accompanying consolidated balance sheets of Deltathree, Inc. ("the Company") and its subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2004 and 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.


Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
February 21, 2005

                                DELTATHREE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,
                                                                              2004          2003
                                                                              ----          ----
                                                                               ($ in thousands)
ASSETS
Current assets:
 Cash and cash equivalents .............................................   $  13,755    $   1,682
 Short-term investments ................................................       2,723       16,442
 Accounts receivable, net (Note 3) .....................................         325          363
 Prepaid expenses and other current assets (Note 4) ....................         528          684
 Inventory .............................................................         193           60
                                                                           ---------    ---------
    Total current assets ...............................................      17,524       19,231
                                                                           ---------    ---------

Property and equipment:
 Telecommunications equipment ..........................................      17,349       14,548
                                                                           ---------    ---------
 Furniture, fixtures and other .........................................         535          534
 Leasehold improvements ................................................       4,615        4,615
 Computers hardware & software .........................................       7,370        7,091
                                                                           ---------    ---------
                                                                              29,869       26,788
 Less accumulated depreciation .........................................     (25,227)     (22,481)
                                                                           ---------    ---------
      Property and equipment, net ......................................       4,642        4,307
                                                                           ---------    ---------
Deposits ...............................................................         107          105
                                                                           ---------    ---------
     Total assets ......................................................   $  22,273    $  23,643
                                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ......................................................   $   3,657    $   2,139
 Deferred revenues .....................................................         453          172
 Other current liabilities (Note 5) ....................................       2,034        2,100
                                                                           ---------    ---------
    Total current liabilities ..........................................       6,144        4,411
                                                                           ---------    ---------

Long-term liabilities:
 Severance pay obligations (Note 6) ....................................         104           91
                                                                           ---------    ---------
    Total liabilities ..................................................       6,248        4,502
                                                                           ---------    ---------
Commitments and contingencies (Note 7)

Stockholders' equity (Note 8):
Share capital:
 Class A Common stock, - par value $0.001; authorized 75,000,000 shares;
   issued and outstanding: 29,638,913 at December 31, 2004;
   29,490,796 at December 31, 2003......................................          29           29
 Class B Common stock - par value $0.001; authorized 1,000;
    issued and outstanding: no shares at December 31, 2004 and 2003 ....        --           --
 Preferred stock, par value $0.001; authorized 25,000,000 shares;
   issued and outstanding: no shares at December 31, 2004 and 2003 .....        --           --
 Additional paid-in capital ............................................     167,301      167,168
 Accumulated deficit ...................................................    (151,095)    (147,846)
                                                                           ---------    ---------
                                                                              16,235       19,351
                                                                           ---------    ---------
Treasury stock at cost: 257,600 shares of Class A Common Stock as of
  December 31, 2004 and 2003 ...........................................        (210)        (210)
                                                                           ---------    ---------
Total stockholder's equity .............................................      16,025       19,141
                                                                           ---------    ---------
Total liabilities and stockholder's equity .............................   $  22,273    $  23,643
                                                                           =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                                DELTATHREE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Year ended December 31,
                                                                  -----------------------
                                                           2004          2003              2002
                                                           ----          ----              ----
                                                           ($ in thousands, except share data)
Revenues (Note 11): ................................   $     21,069    $     13,162    $     12,929

Costs and operating expenses:
  Cost of revenues (exclusive of  $1,218, $1,539 and
    $1,703 depreciation included in a separate line          13,791           8,393           8,934
    below, respectively)............................
  Research and development expenses (Note 9) .......          2,531           2,326           3,435
  Selling and marketing expenses ...................          3,274           3,325           3,910
  General and administrative expenses (exclusive of
     non-cash compensation expense shown below) ....          2,186           2,062           2,158
  Non-cash compensation expense ....................           --              --               270
  Depreciation and amortization ....................          2,739           5,584           6,606
                                                       ------------    ------------    ------------

Total costs and operating expenses .................         24,521          21,690          25,313
                                                       ------------    ------------    ------------


Loss from operations ...............................         (3,452)         (8,528)        (12,384)
Interest income, net ...............................            269             245             448
                                                       ------------    ------------    ------------
Loss before income taxes ...........................         (3,183)         (8,283)        (11,936)
Income taxes (Note 10) .............................             66              57             141
                                                       ------------    ------------    ------------
Net loss ...........................................   $     (3,249)   $     (8,340)   $    (12,077)
                                                       ============    ============    ============
Net loss per share - basic and diluted .............   $      (0.11)   $      (0.29)   $      (0.42)
                                                       ============    ============    ============

Weighted average number of shares outstanding -
 basic and diluted (number of shares) ..............     29,346,971      28,988,589      28,888,367
                                                       ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                DELTATHREE, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                       ($ in thousands, except share data)



                                                Class A
                                              Common stock
                                              ------------
                                 Number of      Number of
                                Outstanding     Treasury               Additional
                                  Shares         Shares      Amount  Paid-in Capital
                                -----------   ------------   ------  ---------------
Balance at January 1, 2002 .     28,885,606        257,600   $   29          166,801
Exercise of employee options         16,566              -*                     --
Amortization of deferred
  compensation expense .....
Loss for the year ..........
                                -----------   ------------   ------  ---------------
Balance at December 31, 2002     28,902,172        257,600       29          166,801
Exercise of employee options        331,024                      -*              367
Loss for the year ..........
                                -----------   ------------   ------  ---------------
Balance at December 31, 2003     29,233,196        257,600       29          167,168
Exercise of employee options        148,117                      -*              133
Loss for the year ..........
                                -----------   ------------   ------  ---------------
Balance at December 31, 2004     29,381,313        257,600   $   29  $       167,301
                                ===========   ============   ======  ===============

                                                                                 Total
                                  Deferred     Treasury Stock   Accumulated   Stockholders'
                                Compensation      (at Cost)       Deficit        Equity
                                ------------   --------------   -----------   -------------
Balance at January 1, 2002 .    $       (270)  $         (210)  $  (127,429)  $      38,921
Exercise of employee options                                                           --
Amortization of deferred
  compensation expense .....             270                                            270
Loss for the year ..........                                        (12,077)        (12,077)
                                ------------   --------------   -----------   -------------
Balance at December 31, 2002            --               (210)     (139,506)         27,114
Exercise of employee options                                                            367
Loss for the year ..........                                         (8,340)         (8,340)
                                ------------   --------------   -----------   -------------
Balance at December 31, 2003            --               (210)     (147,846)         19,141
Exercise of employee options                                                            133
Loss for the year ..........                                         (3,249)         (3,249)
                                ------------   --------------   -----------   -------------
Balance at December 31, 2004    $       --     $         (210)  $  (151,095)  $      16,025
                                ============   ==============   ===========   =============


* - Less than $ 1 thousand.


The accompanying notes are an integral part of these consolidated financial statements.

                                DELTATHREE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Year ended December 31,
                                                                             -----------------------
                                                                          2004        2003        2002
                                                                          ----        ----        ----
                                                                                ($ in thousands)
Cash flows from operating activities:
Net loss ............................................................   $ (3,249)   $ (8,340)   $(12,077)
  Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
       Depreciation and amortization ................................      2,739       5,584       6,606
       Amortization of deferred compensation ........................       --          --           270
       Capital gain, net ............................................         (2)        (17)        (56)
       Increase (decrease) in liability for severance pay, net ......         13         (22)        (78)
       Provision for losses on accounts receivable ..................       --            65          81
       Decrease in accounts receivable ..............................         38         224         359
       Decrease in other current assets .............................        156          76         504
       Increase in inventory ........................................       (133)        (60)       --
       Increase (decrease) in accounts payable ......................        765        (269)       (975)
       Increase (decrease) in deferred revenues .....................        281        (162)       (171)
       Increase in current liabilities ..............................        (66)       (230)       (667)
                                                                        --------    --------    --------
                                                                           3,791       5,189       5,873
                                                                        --------    --------    --------
  Net cash provided by (used in) operating activities ...............        542      (3,151)     (6,204)
                                                                        --------    --------    --------

Cash flows from investing activities:
       Purchase of property and equipment ...........................     (2,323)       (368)       (403)
       Proceeds from sale of property and equipment .................          4          48          62
       Increase (decrease) in deposits ..............................         (2)         (5)          3
                                                                        --------    --------    --------
  Net cash used in investing activities .............................     (2,321)       (325)       (338)
                                                                        --------    --------    --------

Cash flows from financing activities:
       Decrease (increase) in short-term investments ................     13,719        (890)     (1,360)
       Proceeds from exercise of employee options ...................        133         367        --
                                                                        --------    --------    --------
  Net cash provided by (used in) financing activities ...............     13,852        (523)     (1,360)
                                                                        --------    --------    --------

Increase (decrease) in cash and cash equivalents ....................     12,073      (3,999)     (7,902)
Cash and cash equivalents at beginning of year ......................      1,682       5,681      13,583
                                                                        --------    --------    --------
Cash and cash equivalents at end of year ............................   $ 13,755    $  1,682    $  5,681
                                                                        ========    ========    ========

Supplemental disclosures of cash flow information:
  Cash paid for:
    Taxes ...........................................................   $     23    $     57    $    236

Supplemental schedule of non cash investing and financing activities:
  Acquisition of fixed assets on credit .............................   $    753    $    102    $    194
  Cancellation of fixed assets in exchange of a payable .............   $   --      $   --      $    136


The accompanying notes are an integral part of these consolidated financial statements.

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


Note 2 -       Summary of significant accounting policies

      a.    Basis of presentation

      The financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

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

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -       Summary of significant accounting policies (Cont.)

      i.    Long lived assets

      The Company applies provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -       Summary of significant accounting policies (Cont.)

      n.    Stock-based compensation (Cont.)


                                                                  Year ended December 31,
                                                                  -----------------------
                                                              2 0 0 4     2 0 0 3     2 0 0 2
                                                              -------     -------     -------
                                                                     ($ in thousands)
Pro forma net loss:
  Net loss for the year, as reported .....................   $ (3,249)   $ (8,340)   $(12,077)
  Deduct: stock-based compensation determined under APB 25       --          --           270
  Add: stock-based compensation determined under SFAS 123        (202)       (374)     (2,102)

  Pro forma net loss .....................................   $ (3,451)   $ (8,714)   $(13,909)

Net loss per share - basic and diluted:
  As reported ............................................   $  (0.11)   $  (0.29)   $  (0.42)
  Pro forma ..............................................   $  (0.12)   $  (0.30)   $  (0.48)


      The following assumptions were used for the years 2004, 2003 and 2002: dividend yield of 0.00% for all periods; risk-free interest rate of 3.2%, 2.2% and 4.8% respectively; an expected life of 3-years for all periods; a volatility rate of 87%, 140% and 150% respectively.

      Because the determination of the fair value of all options granted includes an expected volatility factor and since additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of reported net income for future years.

      o.    Net loss per share

      Basic and diluted net loss per share have been computed in accordance with SFAS No. 128, "Earnings Per Share", using the weighted average number of common stock outstanding. Diluted earnings per share give effect to all potential dilutive issuances of ordinary shares that were outstanding during the period. A total of 957,369, 222,553, and 32,746 incremental shares were excluded from the calculation of diluted net loss per ordinary share for 2004, 2003 and 2002 respectively.

      p.    Concentration of credit risk

      The Company is subject to concentrations of credit risk, which consist principally of cash and cash equivalents, short-term investments and trade accounts receivable.

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

      s.    Recently issued accounting standards

      SFAS NO. 123 (REVISED 2004) "SHARE BASED PAYMENTS" - In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share Based Payments" ("SFAS 123(R)"). This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", which supersedes APB Opinion No. 25, "Accounting for Stock Issued Employees" and its authoritative interpretations.

      SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services; focuses primarily on accounting for transactions in which an entity obtains employee and directors services in share-based payment transactions; and does not change the accounting guidance for share-based payment transactions with parties other than employees.

      SFAS 123(R) eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued and requires measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair-value-based method in this Statement is similar to the fair-value-based method in SFAS 123 in most respects. The costs associated with the awards will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period).

      The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

      The provisions of SFAS 123(R) apply to all awards to be granted by the Company after June 30, 2005 and to awards modified, repurchased, or cancelled after that date. When initially applying the provisions of SFAS 123(R), in the third quarter of 2005, the Company will be required to elect between using either the "modified prospective method" or the "modified retrospective method". Under the modified prospective method, the Company is required to recognize compensation cost for all awards granted after the adoption of SFAS 123(R) and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, the Company is required to restate its previously issued financial statements to recognize the amounts previously calculated and reported on a pro forma basis, as if the original provisions of SFAS 123 had been adopted. Under both methods, it is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.

      Management has recently commenced identifying the potential future impact of applying the provisions of SFAS 123(R), including each of its proposed transition methods, yet is currently unable to fully quantify the effect of this Standard on the Company's future financial position and results of operations. Nonetheless, it is expected that the adoption of SFAS 123(R) will increase the stock-based-award expenses the Company is to record in the future in comparison to the expenses recorded under the guidance currently applied by the Company.

      SFAS 153, EXCHANGE OF NON-MONETARY ASSETS - In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB No. 29". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted.

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -       Accounts receivable, net

      Accounts receivable are stated net of an allowance for doubtful accounts of $ 40,000 and $ 40,000 at December 31, 2004 and 2003, respectively.


Note 4 -       Prepaid expenses and other current assets

      Prepaid expenses and other current assets consist of the following:

                                                                  December 31,
                                                                 2004      2003
                                                                 ----      ----
                                                                ($ in thousands)

Government of Israel (VAT refund and other) ................     $ 29      $ 24
Deposits with suppliers ....................................      149       364
Prepaid expenses ...........................................      207       228
Other ......................................................      143        68
   Total prepaid expenses and other current assets .........     $528      $684


Note 5 -       Other current liabilities

      Other current liabilities consist of the following:

                                                                December 31,
                                                            2004           2003
                                                            ----           ----
                                                             ($ in thousands)
Accrued expenses .................................         $1,123         $1,017
Employees and related expenses ...................            668            806
Other ............................................            243            277
  Total other current liabilities ................         $2,034         $2,100


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

      Expenses )income) relating to employee termination benefits were $ 12,338, $ (8,375) and $ 5,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

      The aggregate value of the insurance policies as of December 31, 2004 and 2003 was $513,000 and $409,000 respectively.


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

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On October 2003 the company entered into a sub-lease agreement with a third party to sub-lease approximately 30% of the overall the New York office space. The annual sub-lease income in 2004 was approximately $150,000, increasing annually to $168,000 during the final year of the lease. The sub-lease extends until July 2010.

      Rent expense, net was $ 611,000, $ 695,067 and $ 681,545 for the years ended December 31, 2004, 2003 and 2002, respectively.

      In addition, the Company leases offices in Israel at an annual cost of $ 209,000. The lease term that expired on February 2003 contained an option to extend the lease for up to an additional five years. In June 2002 the Company signed an extension agreement for an additional three years, commencing February 2003, at an annual cost of $202,000.

      b.    Legal proceedings

      Final settlement documentation for litigation relating to a number of initial public offerings, including the Company, is in the process of being approved. The Company does not presently expect to make any payments under the pending settlement. The history of this litigation is as follows:

      The Company, as well as certain of its former officers and directors, has been named as defendants in a number of purported securities class actions in Federal District Court for the Southern District of New York, arising out of the Company's initial public offering in November 1999 (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of our stock in connection with the IPO and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional shares in the aftermarket at predetermined prices. On August 8, 2001, the court ordered that these actions, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. In July 2002, omnibus motions to dismiss the complaints based on common legal issues were filed on behalf of all issuers and underwriters. On February 19, 2003, the Court issued an opinion granting in part and denying in part those motions to dismiss. The complaint against the Company was not dismissed as a matter of law. The Company believes that the claims asserted against the Company in these cases are without merit and intends to defend itself vigorously against them. Final settlement documentation is in the process of being approved. Under the terms of the proposed settlement agreement, the Company is not conceding any liability and will not bear any expenses associated with the settlement, other than legal fees that may be incurred.

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

      b.    Stock Options

      In November 1999, the Company's Board established the 1999 Stock Incentive Plan. Under this plan, 4,000,000 shares of Class A were reserved for issuance upon exercise of awards to be granted. On September 23, 2004 the Board of Directors adopted the 2004 Stock Incentive Plan and it was subsequently approved by the stockholders at the annual meeting on November 8, 2004. This plan replaced the 1999 Stock Incentive Plan. Under the 2004 Stock Incentive Plan, the Compensation Committee is authorized to grant options for 759,732 shares of Common Stock (which represents 4,000,000 shares of Common Stock reserved under the 1999 Stock Incentive Plan less the amount of shares represented by awards previously granted under the 1999 Stock Incentive Plan and exercised or outstanding as of September 28, 2004), plus (b) such additional shares of Common Stock as are represented by awards previously granted under the 1999 Stock Incentive Plan which are cancelled or without delivery of shares of stock by the Company. In addition, the Company's compensation committee may grant both incentive and non-incentive stock options for shares of Class A common stock of the Company. The options generally have a term of seven years and become exercisable in three equal installments commencing on the first anniversary of the date of the grant. The purchase price per share payable upon exercise of an option is no less than the fair market value of the share at the date of grant.

      In November 1999, the Company adopted the 1999 Directors' Compensation Plan. Under this plan, 600,000 shares of Class A were reserved for issuance upon exercise of awards to be granted to non-employee directors. On September 23, 2004 the Board of Directors adopted the 2004 Non-employee Director Stock Option Plan and it was subsequently approved by the stockholders at the annual meeting on November 8, 2004. This plan replaced the 1999 Director' Plan. Under the 2004 Non-employee Director Stock Option Plan , the Compensation Committee is authorized to grant options for 351,216 shares of Common Stock (which represents 600,000 shares of Common Stock reserved under the 1999 Directors' Compensation Plan less the amount of shares represented by awards previously granted under the 1999 Directors' Compensation Plan and exercised or outstanding as of September 28, 2004), plus (b) such additional shares of Common Stock as are represented by awards previously granted under the 1999 Directors' Compensation Plan which are cancelled or without delivery of shares of stock by the Company. The options generally have a term of seven years and become exercisable commencing on the first anniversary of the date of the grant. The purchase price per share payable upon exercise of an option is no less than the fair market value of the share at the date of grant.

      As of December 31, 2004, options to purchase 3,066,939 shares of Class A were outstanding with exercise prices ranging between $ 0.004 and $15.00 per share.

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 -       Stockholders' equity (Cont.)

      b.    Stock Options (Cont.)


      A summary of the status of the Company's stock option plans as of December 31, 2004, 2003 and 2002 and changes during the years then ended, is presented below:

                                           December 31, 2004             December 31, 2003           December 31, 2002
                                       -------------------------     ------------------------    -------------------------
                                                     Weighted                    Weighted                      Weighted
                                                      average                     average                       average
                                       Shares     Exercise price     Shares    Exercise price    Shares     Exercise price
                                      ---------   --------------   ---------   --------------     -------   --------------
Options outstanding at beginning
of year ...........................   2,753,530   $         2.55   3,449,520   $         2.87     2,591,2   $         4.24
Granted during the year ...........     606,862             2.82     344,500   $         1.75   1,335,348   $         0.98
Exercised during the year .........     148,117             0.90     331,024   $         1.08      16,566   $        0.004
Forfeited during the year .........     144,936             6.80     709,866   $         4.39     460,467   $         5.20
                                      ---------   --------------   ---------   --------------     -------   --------------
Outstanding at end of year ........   3,066,939   $         2.50   2,753,130   $         2.55   3,449,520   $         2.87
                                      =========   ==============   =========   ==============   =========   ==============

Weighted average fair value of
options granted during the year....   $    2.82                    $    1.75                    $    0.95
                                      =========                    =========                    =========


Additional information regarding options outstanding as of December 31, 2004 is as follows:


                               Options Outstanding                      Options Exercisable
                               -------------------                  ---------------------------
                                Weighted average
                                    Remaining          Weighted      Number of       Weighted
    Range of       Number of       Contractual          Average     Exercisable      Average
Exercise Prices   Outstanding      Life (Years)     Exercise Price    Options    Exercise Price
----------------  -----------  -------------------  --------------  -----------  --------------
$0.00  -   $0.01        3,313               3.3     $         0.00        3,313  $         0.00
$0.44  -   $0.44       27,668               6.6               0.44       18,332            0.44
$0.74  -   $1.02      778,072               6.6               1.00      540,270            0.99
$1.13  -   $1.38      825,442               6.0               1.33      825,442            1.33
$1.75  -   $2.15      353,944               8.7               1.79      142,266            1.85
$2.85  -   $2.95      586,348               9.3               2.87       74,848            2.95
$5.11  -   $5.11      357,152               4.2               5.11      357,152            5.11
$10.25 -  $15.00      135,000               4.1              12.08      135,000           12.08
                  -----------                                       -----------
                    3,066,939               6.9     $         2.50    2,097,073  $         2.66
                  ===========                                       ===========

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 -       Research and development expenses

      Research and development expenses consist of the following:

                                                        Year ended December 31,
                                                       2004      2003      2002
                                                       ----      ----      ----
                                                           ($ in thousands)

Salaries and related expenses ....................    $1,775    $1,689    $2,462
Consulting and advisory fees .....................        88        96        78
Travel ...........................................        65        22        41
Other ............................................       603       519       854
                                                      ------    ------    ------
    Total research and development expenses ......    $2,531    $2,326    $3,435
                                                      ======    ======    ======


Note 10 -       Income taxes

      a.    Provision for income taxes

      No provision for income taxes was required for the years ended December 31, 2004, 2003 and 2002 due to net losses in these periods

      b.    Tax loss carryforwards

      As of December 31, 2004, the Company had net operating loss carryforwards generated in the U.S. and Israel of approximately $131,042,000 and $ 6,555,000, respectively. The Company's U.S. net operating loss carryforwards will expire at various dates between 2012 and 2024 if not utilized. In addition, a portion of those net operating loss carryforwards could be subject to limitation due to changes in ownership of the Company. The Company's net operating losses generated in Israel may be carried forward indefinitely. The Israeli subsidiary received final tax assessments through the tax year ended December 31, 1999.

      c. In accordance with SFAS No. 109, the components of deferred income taxes are as follows:


                                                             December 31,
                                                         2004            2003
                                                         ----            ----
                                                           ($ in thousands)
Net operating losses carryforwards .............       $ 49,535        $ 48,297
 Less valuation allowance ......................        (49,535)        (48,297)
                                                       --------        --------
   Net deferred tax assets .....................       $   --          $   --
                                                       ========        ========

      As of December 31, 2004, and 2003, a valuation allowance of $ 49,535,000 and $48,297,000 respectively, is provided as the realization of the deferred tax assets are not assured.

      d.    Loss before income taxes:

                                                Year ended December 31,
                                                -----------------------
                                       2 0 0 4          2 0 0 3          2 0 0 2
                                       -------          -------          -------
                                                  (US$ in thousands)

Domestic ....................          $ 3,145          $ 8,240          $ 9,820
Foreign .....................               38               43            2,116
                                       -------          -------          -------
  Total .....................          $ 3,183          $ 8,283          $11,936
                                       =======          =======          =======

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 -       Segment reporting, geographical information and major customers

      The Company operates in one business segment, IP Telephony services, and makes business decisions and allocates resources accordingly.

      The following table summarizes the Company's revenues and long-lived assets by country. Revenue is attributed to geographic region based on the location of the customers. Long-lived assets are attributed to geographic region based on the country in which the assets are located.


                                                              Year ended December 31,
                                                              -----------------------
                                                            2004       2003       2002
                                                            ----       ----       ----
                                                                  ($ in thousands)
Revenues:
  United States ........................................   $ 4,224    $ 4,602    $ 5,077
  Europe ...............................................     1,127        966        984
  South America ........................................     2,432        817        903
  Far East .............................................     4,234        540      1,109
  Middle East ..........................................     7,239      4,040      3,041
  Other ................................................     1,813      2,197      1,815
                                                           -------    -------    -------
    Total revenues .....................................   $21,069    $13,162    $12,929
                                                           =======    =======    =======

Revenues from major customers exceeding 10% of revenues:
  Master Reseller - A ..................................        16%        19%      --


                                                               December 31,
                                                          2004             2003
                                                          ----             ----
                                                             ($ in thousands)
Long-lived assets:
 United States ...............................           $4,331           $3,229
 Israel ......................................              240              653
 Europe ......................................               95              360
 Other .......................................             --                 65
                                                         ------           ------
  Total long-lived assets ....................           $4,642           $4,307
                                                         ======           ======

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Selected Quarterly Financial Information (Unaudited)


                                                                       Three Months Ended,
                                                    March 31        June 30       September 30    December 31
                                                    --------        -------       ------------    -----------
                                                            ($ in thousands, except per share data)
2004
Total revenues ................................   $      4,606    $      4,701    $      5,530    $      6,232
Costs and operating expenses:
  Cost of revenues ............................          3,009           3,047           3,665           4,070
  Research and development expenses ...........            581             558             703             689
  Selling and marketing expenses ..............            803             822             737             912
  General and administrative expenses .........            597             484             546             549
  Depreciation and amortization ...............            747             719             619             656
                                                  ------------    ------------    ------------    ------------
Total costs and operating expenses ............          5,737           5,630           6,270           6,876
                                                  ------------    ------------    ------------    ------------
Loss from operations ..........................         (1,131)           (929)           (740)           (644)
Interest income, net ..........................             86              49              81              53
                                                  ------------    ------------    ------------    ------------
Loss before income taxes ......................         (1,045)           (880)           (659)           (591)
Income taxes ..................................             38               6              12              10
                                                  ------------    ------------    ------------    ------------
Net loss ......................................   $     (1,083)   $       (886)   $       (671)   $       (601)
                                                  ============    ============    ============    ============
Net loss per share - basic and diluted ........   $      (0.04)   $      (0.03)          (0.02)   $      (0.02)
                                                  ============    ============    ============    ============

Weighted average number of shares outstanding -
     basic and diluted ........................     29,278,433      29,312,835      29,319,307      29,346,971
                                                  ============    ============    ============    ============

                                                                                                          2003
Total revenues ................................   $      2,972    $      2,985    $      3,320    $      3,885
Costs and operating expenses:
  Cost of revenues ............................          1,862           1,955           2,010           2,566
  Research and development expenses ...........            663             555             562             546
  Selling and marketing expenses ..............            783             871             888             783
  General and administrative expenses .........            661             478             463             460
  Depreciation and amortization ...............          1,604           1,527           1,313           1,140
                                                  ------------    ------------    ------------    ------------
Total costs and operating expenses ............          5,573           5,386           5,236           5,495
                                                  ------------    ------------    ------------    ------------
Loss from operations ..........................         (2,601)         (2,401)         (1,916)         (1,610)
Interest income, net ..........................            104              42              73              26
                                                  ------------    ------------    ------------    ------------
Loss before income taxes ......................         (2,497)         (2,359)         (1,843)         (1,584)
Income taxes ..................................             18               4              24              11
                                                  ------------    ------------    ------------    ------------
Net loss ......................................   $     (2,515)   $     (2,363)   $     (1,867)   $     (1,595)
                                                  ============    ============    ============    ============
Net loss per share - basic and diluted ........   $      (0.09)   $      (0.08)          (0.06)   $      (0.06)
                                                  ============    ============    ============    ============

Weighted average number of shares outstanding -
     basic and diluted ........................     28,923,296      28,923,296      28,976,345      29,138,244
                                                  ============    ============    ============    ============

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 30, 2005.

                                    DELTATHREE, INC.


                                    By:      /s/ Paul C. White
                                       ----------------------------------
                                       Paul C. White, Chief Financial Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:


        Signature                        Title                         Date

/s/ Shimmy Zimels            Chief Executive Officer, President   March 30, 2005
------------------------     and Director
Shimmy Zimels                (Principal Executive Officer)

/s/ Paul C. White            Chief Financial Officer (Principal   March 30, 2005
------------------------     Accounting and Financial Officer)
Paul C. White

/s/ Noam Bardin              Chairman of the Board of Directors   March 30, 2005
------------------------
Noam Bardin

/s/ Noam Ben-Ozer                        Director                 March 30, 2005
------------------------
Noam Ben-Ozer

/s/ Ilan Biran                           Director                 March 30, 2005
------------------------
Ilan Biran

/s/ Amir Gera                            Director                 March 30, 2005
------------------------
Amir Gera

/s/ Joshua Maor                          Director                 March 30, 2005
------------------------
Joshua Maor

/s/ Lior Samuelson                       Director                 March 30, 2005
------------------------
Lior Samuelson