Form 10-Q
period 2005-03-31
DELTATHREE INC
filed 2005-05-16
CIK 1086740

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Yes  [X]     No [  ]

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  [  ]    NO [X]

      As of May 13, 2005, the registrant had 29,961,086 shares of Class A Common Stock, par value $0.001 per share, outstanding.

================================================================================

                                DELTATHREE, INC.

                                Table of Contents


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................1

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................6

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk.......................................................9

Item 4.  Controls and Procedures............................................9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................10

Item 2.  Unregistered Sales of Equity Securities and
          Use of Proceeds..................................................10

Item 4.  Submission of Matters to a Vote of Security Holders...............11

Item 6.  Exhibits..........................................................11

Signatures.................................................................12

Exhibit Index..............................................................13

Certifications.............................................................14

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements.

                                DELTATHREE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          As of            As of
                                                                       March 31,     December 31,
                                                                          2005            2004
                                                                          ----            ----
                                                                      (unaudited)
                                                                             ($ in thousands)
ASSETS
Current assets:
 Cash and cash equivalents .........................................   $     5,993    $     3,905
 Short-term investments ............................................           598          2,723
 Accounts receivable, net ..........................................           518            325
 Prepaid expenses and other current assets .........................           750            528
 Inventory .........................................................           151            193
                                                                       -----------    -----------
    Total current assets ...........................................         8,010          7,674
                                                                       -----------    -----------

                                                                       -----------    -----------
Long -Term investments .............................................        10,050          9,850
                                                                       -----------    -----------

                                                                       -----------    -----------
Property and equipment, net ........................................         4,681          4,642
                                                                       -----------    -----------
Deposits ...........................................................           107            107
                                                                       -----------    -----------

                                                                       -----------    -----------
     Total assets ..................................................   $    22,848    $    22,273
                                                                       ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ..................................................   $     2,835    $     3,657
 Deferred revenues .................................................         1,384            453
 Other current liabilities .........................................         2,485          2,034
                                                                       -----------    -----------
    Total current liabilities ......................................         6,704          6,144
                                                                       -----------    -----------
Long-term liabilities:
 Severance pay obligations .........................................           183            104
                                                                       -----------    -----------
    Total liabilities ..............................................         6,887          6,248
Commitments and contingencies                                          -----------    -----------

Stockholders' equity:
 Class A common stock, - par value $0.001 ..........................            30             29
 Additional paid-in capital ........................................       167,663        167,301
 Accumulated deficit ...............................................      (151,522)      (151,095)

Treasury stock at cost: 257,600 shares of class A common stock as of
  March 31, 2005 and December 31, 2004 .............................          (210)          (210)
                                                                       -----------    -----------
     Total stockholders' equity ....................................        15,961         16,025
                                                                       -----------    -----------
     Total liabilities and stockholders' equity ....................   $    22,848    $    22,273
                                                                       ===========    ===========

            See notes to condensed consolidated financial statements.

                                DELTATHREE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended
                                                                   March 31,
                                                              2005            2004
                                                              ----            ----
                                                                  (unaudited)
                                                    ($ in thousands, except share data)
Revenues ..........................................          6,604           4,606

Costs and operating expenses:
  Cost of revenues, net ...........................          4,210           3,009
  Research and development expenses, net ..........            814             581
  Selling and marketing expenses ..................            864             803
  General and administrative expenses (exclusive of
     non-cash compensation expense shown below) ...            610             597
  Depreciation and amortization ...................            610             747
                                                      ------------    ------------

Total costs and operating expenses ................          7,108           5,737
                                                      ------------    ------------

Loss from operations ..............................           (504)         (1,131)
Interest income (expense), net ....................             94              86
                                                      ------------    ------------
Loss before income taxes ..........................           (410)         (1,045)
Income taxes ......................................             17              38
                                                      ------------    ------------
Net loss ..........................................   $       (427)   $     (1,083)
                                                      ============    ============

Net loss per share - basic and diluted ............   $      (0.01)   $      (0.04)
                                                      ============    ============

Weighted average number of shares outstanding -
 basic and diluted (number of shares) .............     29,547,177      29,278,433
                                                      ============    ============

            See notes to condensed consolidated financial statements

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                             March 31,
                                                                       2005         2004
                                                                       ----         ----
                                                                          (unaudited)
Cash flows from operating activities:
Net loss ........................................................   $   (427)   $ (1,083)
  Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization ............................        610         747
       Increase (decrease) in liability for severance pay, net ..         79           8
  Changes in assets and liabilities:
       Increase in accounts receivable ..........................       (193)       (187)
       Decrease (increase) in other current assets ..............       (222)        143
       Increase (decrease) in inventory .........................         42         (91)
       Increase (decrease) in accounts payable ..................       (939)         68
       Increase in deferred revenues ............................        931         220
       Increase (decrease) in current liabilities ...............        451         (99)
                                                                    --------    --------
  Net cash used in operating activities .........................        332        (274)
                                                                    --------    --------

Cash flows from investing activities:
       Purchase of property and equipment .......................       (532)        (74)
       Increase in deposits .....................................       --             1
       Decrease (increase) in short-term investments, net .......      2,125      11,220
       Proceeds from sale of long-term investments ..............        500        --
       Purchase of long-term investments ........................       (700)     (4,750)
                                                                    --------    --------
  Net cash used in investing activities .........................      1,393       6,397
                                                                    --------    --------

Cash flows from financing activities:
       Proceeds from exercise of employee options ...............        363          68
                                                                    --------    --------
  Net cash provided by (used in) financing activities ...........        363          68
                                                                    --------    --------

Increase (decrease) in cash and cash equivalents ................      2,088       6,191
Cash and cash equivalents at beginning of year ..................      3,905       1,682
                                                                    --------    --------
Cash and cash equivalents at end of period ......................   $  5,993    $  7,873
                                                                    ========    ========

Supplemental schedule of cash flow information:

Taxes ...........................................................   $      9    $     26
                                                                    ========    ========

       Supplemental schedule of no cash investing and financing activities:

  Net cash provided by (used in) financing activities ...........   $    117    $      0
                                                                    ========    ========

            See notes to condensed consolidated financial statements

1.       Basis of Presentation

      The unaudited condensed consolidated financial statements of deltathree, Inc. and its subsidiaries (collectively, "the Company"), of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Company, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.


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

      If the Company had elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

                                                                            Three Months Ended
                                                                                March 31,
                                                                     ------------------------------
                                                                           2 0 0 5         2 0 0 4
                                                                           -------         -------
Net Income (Loss):
  Reported net income (loss)                                             $    (427)   $   (1,083)
  Add stock-based employee compensation expense, included in
   reported net income, net of tax                                              --             --
  Deduct stock-based employee compensation expense determined
   under fair value method, net of tax                                         (110)          (94)
                                                                         ----------    ----------

  Pro forma net income (loss)                                            $     (537)   $   (1,177)
                                                                         ===========   ===========

Net income (loss) per share:
  Basic and diluted, as reported                                         $    (0.01)   $    (0.04)
  Basic and diluted, pro forma                                           $    (0.02)   $    (0.04)


     For the purpose of presenting pro forma information required under SFAS 123, the fair value option grant has been estimated on the date of grant using the Black-Scholes option pricing model for grants made after the Company became a public entity.

There were no grants in the three months periods ended March 31, 2005 and March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.


Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues

      Revenues increased approximately $2.0 million or 43.4% to approximately $6.6 million for the three months ended March 31, 2005 from approximately $4.6 million for the three months ended March 31, 2004. Revenues from enhanced IP communications services (primarily PC-to-Phone and Broadband Phone) through iConnectHere decreased slightly by $0.1 million or 5% to approximately $1.7 million for the three months ended March 31, 2005 from approximately $1.8 for the three months ended March 31, 2004 due primarily to a slightly reduced volume of PC-to-Phone and Broadband Phone calls. Revenues from enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted Communications Solution) increased approximately $2.1 million or 75% to approximately $4.9 million for the three months ended March 31, 2005 from approximately $2.8 million for the three months ended March 31, 2004, due primarily to an increasing PC-to-Phone and Broadband Phone user base. One "Master Reseller/Service Provider" accounted for approximately 11% of our sales in aggregate during the first quarter of 2005.

Costs and Operating Expenses

      Cost of revenues. Cost of revenues increased by approximately $1.2 million or 39.9% to approximately $4.2 million for the three months ended March 31, 2005 from approximately $3.0 million for the three months ended March 31, 2004, due primarily to a increase in the amount of traffic being terminated.

      Research and development expenses. Research and development expenses increased slightly by approximately $0.2 million or 40.1% to approximately $0.8 million for the three months ended March 31, 2005 from approximately $0.6 million for the three months ended March 31, 2004, due to higher personnel costs associated with the development of new services and enhancements to our existing services.

      Selling and marketing expenses. Selling and marketing expenses increased slightly by approximately $0.1 million or 7.6% to approximately $0.9 million for the three months ended March 31, 2005 from approximately $0.8 million for the three months ended March 31, 2004 due to slightly higher personnel related costs associated with the sales and marketing of our products and services.

      General and administrative expenses. General and administrative expenses were essentially unchanged at approximately $0.6 million for the three months ended March 31, 2005 and for the three months ended March 31, 2004.

      Depreciation and amortization. Depreciation and amortization decreased by approximately $0.1 million or 18.3% to approximately $0.6 million for the three months ended March 31, 2005 from approximately $0.7 million for the three months ended March 31, 2004 primarily due to a lower level of certain assets purchased in prior years being included in the computation of depreciation expense in 2005 compared to 2004 as they have already been fully depreciated in prior periods.

Loss from Operations

      Loss from operations decreased by approximately $0.6 million or 55.4% to approximately $0.5 million for the three months ended March 31, 2005 from approximately $1.1 million for the three months ended March 31, 2004, due primarily to the increase in revenues and decrease in in-direct operating expenses, including depreciation and amortization expenses.

Interest Income, Net

      Interest income, net increased by approximately $8,000 or 9.3% to approximately $94,000 for the three months ended March 31, 2005 from approximately $86,000 for the three months ended March 31, 2004, due primarily to higher interest rates earned on the reduced balance of the remaining proceeds from our initial public offering.

Income Taxes, Net

      We paid net income taxes of approximately $17,000 for the three months ended March 31, 2005 compared to approximately $38,000 for the three months ended March 31, 2004.

Net Loss

      Net loss decreased by approximately $0.7million or 60.6% to approximately $0.4 million for the three months ended March 31, 2005 from approximately $1.1 million for the three months ended March 31, 2004 due to the foregoing factors.

Liquidity and Capital Resources

      Since our inception in March 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of March 31, 2005, we had an accumulated deficit of approximately $152 million.

      As of March 31, 2005, we had cash and cash equivalents of approximately $6.0 million, marketable securities and other short-term investments of approximately $0.6 million, long-term investments of $10.0 million and working capital of approximately $1.3 million. We generated positive cash flow from operating activities of approximately $0.3 million during the three months ended March 31, 2005 compared with negative cash flow from operating activities of approximately $0.3 million during the three months ended March 31, 2004. Accounts receivable were approximately $0.5 million and $0.3 million at March 31, 2005 and March 31, 2004, respectively.

      Our capital expenditures were approximately $649,000 expended in the three months ended March 31, 2005 compared to approximately $74,000 expended in the three months ended March 31, 2004 as we continued to both make moderate investments and optimize our overall utilization of our existing domestic and international network infrastructure.

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

      o our indirect expense trends remain at or near the rates of our first quarter 2005 rates, which were moderately increased compared to the past twelve months as we make moderate increases in personnel to support increased revenue generation activities and through the continued curtailment of discretionary expenditures, and reduced network rent and termination rates from our carriers; and

      o our net cash-burn rate, which was reduced during the past twelve months due to the foregoing factors, and eliminated in the first quarter of 2005, continues to improve throughout the remainder of 2005 and beyond.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

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

      As of March 31, 2005, we had used approximately $38 million of the net proceeds for sales, marketing and promotional activities, $26 million for capital expenditures and $18 million for general corporate purposes. Pending use of the remaining net proceeds, we have invested the remaining net proceeds in interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the United States.


Item  4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of the Company's security holders during the first quarter of 2005.


Item  6. Exhibits

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

                                DELTATHREE, INC.


Date:  May 13, 2005                       By:  /s/ Paul C. White
                                          --------------------------------------
                                             Name: Paul C. White
                                             Title: Chief Financial Officer

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