Form 10-Q
period 2005-06-30
DELTATHREE INC
filed 2005-08-15
CIK 1086740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission file number 000-28063

                                DELTATHREE, INC.

    A Delaware Corporation                    I.R.S. Employer No. 13-4006766

                    75 Broad Street, New York, New York 10004
                        Telephone Number: (212) 500-4850

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|  No |X|

As of August 12, 2005, 29,979,499 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

                                Table of Contents

Item     Description                                                        Page
----     -----------                                                        ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................6

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk..........................................................10

Item 4.  Controls and Procedures..............................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................12

Item 6.  Exhibits.............................................................12

Signatures....................................................................13

Exhibit Index.................................................................14

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                                DELTATHREE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           As of        As of
                                                          June 30,     December
                                                            2005       31, 2004
                                                         ---------    ---------
                                                        (unaudited)
                                                            ($ in thousands)
ASSETS
Current assets:
   Cash and cash equivalents .........................   $   4,918    $   3,905
   Short-term investments ............................         372        2,723
   Accounts receivable, net ..........................         931          325
   Prepaid expenses and other current assets .........         820          528
   Inventory .........................................         205          193
                                                         ---------    ---------
      Total current assets ...........................       7,246        7,674
                                                         ---------    ---------

                                                         ---------    ---------
Long -Term investments ...............................      10,120        9,850
                                                         ---------    ---------

                                                         ---------    ---------
Property and equipment, net ..........................       4,541        4,642
                                                         ---------    ---------
Deposits .............................................         104          107
                                                         ---------    ---------
      Total assets ...................................   $  22,011    $  22,273
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................   $   3,212    $   3,657
   Deferred revenues .................................       1,111          453
   Other current liabilities .........................       1,865        2,034
                                                         ---------    ---------
      Total current liabilities ......................       6,188        6,144
                                                         ---------    ---------

Long-term liabilities:
   Severance pay obligations .........................         161          104
                                                         ---------    ---------
      Total liabilities ..............................       6,349        6,248
                                                         ---------    ---------
Commitments and contingencies

Stockholders' equity:
   Class A common stock, - par value $0.001 ..........          30           29
   Additional paid-in capital ........................     167,678      167,301
Other Comprehensive Income:
   Unrealized gain on available for sale
    securities .......................................          95           --
Accumulated deficit ..................................    (151,931)    (151,095)

Treasury stock at cost: 257,600 shares of class A
 common stock as of June 30, 2005 and
 December 31, 2004 ...................................        (210)        (210)
                                                         ---------    ---------
      Total stockholders' equity .....................      15,662       16,025
                                                         ---------    ---------

      Total liabilities and stockholders' equity .....   $  22,011    $  22,273
                                                         =========    =========

       See notes to unaudited condensed consolidated financial statements.

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended            Six Months Ended
                                                     June 30,                     June 30,
                                          ---------------------------   ---------------------------
                                              2005           2004            2005           2004
                                          ------------   ------------   ------------   ------------
                                                  (unaudited)                    (unaudited)
                                                     ($ in thousands, except share data)

Revenues ...............................  $      6,927   $      4,701   $     13,531   $      9,307

Costs and operating expenses:
   Cost of revenues ....................         4,284          3,047          8,494          6,056
   Research and development expenses ...           777            558          1,591          1,139
   Selling and marketing expenses ......         1,001            822          1,865          1,625
   General and administrative expenses .           735            484          1,345          1,091
   Depreciation and amortization .......           534            719          1,144          1,464
                                          ------------   ------------   ------------   ------------

      Total costs and operating expenses         7,331          5,630         14,439         11,375
                                          ------------   ------------   ------------   ------------

Loss from operations ...................          (404)          (929)          (908)        (2,068)
Interest income, net ...................            10             49            104            135
                                          ------------   ------------   ------------   ------------
Loss before income taxes ...............          (394)          (880)          (804)        (1,933)
Income taxes ...........................            15              6             32             44
                                          ------------   ------------   ------------   ------------
Net loss ...............................  $       (409)  $       (886)  $       (836)  $     (1,977)
                                          ============   ============   ============   ============

Net loss per share - basic and diluted .  $      (0.01)  $      (0.03)  $      (0.03)  $      (0.07)
                                          ============   ============   ============   ============

Weighted average shares outstanding -
 basic and diluted (number of shares) ..    29,707,860     29,312,835     29,619,908     29,298,717
                                          ============   ============   ============   ============

       See notes to unaudited condensed consolidated financial statements

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                                June 30,
                                                         ---------------------
                                                           2005         2004
                                                         --------     --------
                                                             (unaudited)
Operating activities:
Net loss ............................................        (836)      (1,977)
   Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization .................       1,137        1,464
      Increase in liability for severance pay,
       net ..........................................          57            2
   Changes in assets and liabilities:
      Increase in accounts receivable ...............        (606)        (337)
      Decrease (increase) in other current
       assets .......................................        (292)         280
      Increase in inventory .........................         (12)         (81)
      Increase (decrease) in accounts payable .......        (635)         519
      Increase in deferred revenues .................         658          137
      Decrease  in current liabilities ..............        (169)         (54)
                                                         --------     --------
   Net cash used in operating activities ............        (698)         (47)
                                                         --------     --------

Investing activities:
      Purchase of property and equipment ............        (846)        (633)
      Increase in deposits ..........................           3            1
      Proceeds from sale of long-term
       investments ..................................      (3,000)          --
      Other Comprehensive Income:
      Unrealized gain on available for sale
       securities ...................................          95           --
      Purchase of long-term investments .............       2,730       (3,750)
                                                         --------     --------
   Net cash used in investing activities ............      (1,018)      (4,382)
                                                         --------     --------

Financing activities:
      Proceeds from exercise of employee options ....         378           74
      Decrease (increase) in short-term
       investments, net .............................       2,351        3,220
                                                         --------     --------
   Net cash provided by financing activities ........       2,729        3,294
                                                         --------     --------

Increase (decrease) in cash and cash equivalents ....       1,013       (1,135)
Cash and cash equivalents at beginning of year ......       3,905        1,682
                                                         --------     --------
Cash and cash equivalents at end of period ..........    $  4,918     $    547
                                                         ========     ========

Supplemental schedule of cash flow information:

Taxes ...............................................    $     24     $     45
                                                         ========     ========

Supplemental schedule of no cash investing and financing activities:

   Net cash provided by (used in) financing
    activities ......................................    $    190     $    350
                                                         ========     ========

       See notes to unaudited condensed consolidated financial statements

                                DELTATHREE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of deltathree, Inc. and its subsidiaries (collectively referred to in this report as the "Company", "we", "us", or "our"), of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information as of and for the periods presented have been included.

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2004 included in our Annual Report on Form 10-K.

2. Net Loss Per Share

The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share, as their effect would be antidilutive.

3. Stock-Based Compensation

We follow accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board (FASB) Interpretation No. 44 for our stock-based compensation plans. Pursuant to these accounting pronouncements, we do not recognize expense for stock options granted to employees if the exercise price is at least equal to the market value of the underlying stock at the date of grant. Deferred compensation is amortized to compensation expense over the vesting period of the options.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, if we had elected to recognize compensation expense for the issuance of options to our employees based on the fair value method of accounting prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                         ---------------------------------------------
                                                         2 0 0 5     2 0 0 4     2 0 0 5     2 0 0 4
                                                         ---------   ---------   ---------   ---------
Net Income (Loss):
   Reported net income (loss) .........................  $    (409)  $    (886)  $    (836)  $  (1,977)
   Add: Stock-based employee compensation expense,
    included in reported net income, net of tax .......         --          --          --          --
   Deduct:  Stock-based employee compensation expense
    determined under fair value method, net of tax ....       (110)        (94)       (219)       (188)
                                                         ---------   ---------   ---------   ---------

   Pro forma net income (loss) ........................  $    (519)  $    (980)  $  (1,055)  $  (2,165)
                                                         =========   =========   =========   =========

Net income (loss) per share:
   Basic and diluted, as reported .....................  $   (0.01)  $   (0.03)  $   (0.03)  $   (0.07)
   Basic and diluted, pro forma .......................  $   (0.02)  $   (0.03)  $   (0.04)  $   (0.07)

For the purpose of presenting pro forma information required under SFAS 123, the fair value option grant has been estimated on the date of grant using the Black-Scholes option pricing model for grants made after the Company became a public entity.

There were no grants in the three months periods ended June 30, 2005 and June 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: uncertainty of financial estimates and projections, the competitive environment of Internet telephony and our ability to compete effectively, our limited operating history, changes in the rates of all related telecommunications services, the level and rate of customer acceptance of new products and services, governmental regulation and legal uncertainties that may affect the Internet telephony industry, and rapid changes in technology, as well as other risks referenced from time to time in our filings with the Securities and Exchange Commission (SEC). For a more complete list and description of such risks and uncertainties, refer to our Form 10-K for the year ended December 31, 2004. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

Results of Operations - Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues

      Revenues increased approximately $4.2 million or 45.2% to approximately $13.5 million for the six months ended June 30, 2005 from approximately $9.3 million for the six months ended June 30, 2004. Revenues from enhanced IP communications services (primarily PC-to-Phone and Broadband Phone) through iConnectHere decreased slightly by $0.1 million or 2.8% to approximately $3.5 million for the six months ended June 30, 2005 from approximately $3.6 million for the six months ended June 30, 2004 due primarily to a slightly reduced volume of PC-to-Phone and Broadband Phone calls. Revenues from enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted Communications Solution) increased approximately $4.3 million or 75.4% to approximately $10 million for the six months ended June 30, 2005 from approximately $5.7 million for the six months ended June 30, 2004, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base. One "Master Reseller/Service Provider" accounted for approximately 11% of our sales in aggregate during the six months ended June 2005.

Costs and Operating Expenses

      Cost of revenues. Cost of revenues increased by approximately $2.4 million or 39.3% to approximately $8.5 million for the six months ended June 30, 2005 from approximately $6.1 million for the six months ended June 30, 2004, due primarily to an increase in the amount of traffic being terminated.

      Research and development expenses. Research and development expenses increased by approximately $0.5 million or 45.5% to approximately $1.6 million for the six months ended June 30, 2005 from approximately $1.1 million for the six months ended June 30, 2004, due to higher personnel costs associated with the development of new services and enhancements to our existing services.

      Selling and marketing expenses. Selling and marketing expenses increased by approximately $0.3 million or 18.8% to approximately $1.9 million for the six months ended June 30, 2005 from approximately $1.6 million for the six months ended June 30, 2004 due to slightly higher personnel and external marketing related costs associated with the sales and marketing of our products and services.

      General and administrative expenses. General and administrative expenses increased by approximately $0.3 million or 30% to approximately $1.3 million for the six months ended June 30, 2005 from approximately $1 million for the six months ended June 30, 2004 due to somewhat higher personnel costs associated with the increased general and administrative activities associated with higher transaction volumes.

      Depreciation and amortization. Depreciation and amortization decreased by approximately $ 0.4 million or 26.7% to approximately $1.1 million for the six months ended June 30, 2005 from approximately $1.5 million for the six months ended June 30, 2004 primarily due to a lower level of certain assets purchased in prior years being included in the computation of depreciation expense in 2005 compared to 2004 as they have already been fully depreciated in prior periods.

Loss from Operations

      Loss from operations decreased by approximately $1.2 million or 57% to approximately $0.9 million for the six months ended June 30, 2005 from approximately $2.1 million for the six months ended June 30, 2004, due primarily to the increase in revenues and relative decrease in indirect operating expenses, including depreciation and amortization expenses.

Interest Income, Net

      Interest income, net decreased by approximately $31,000 or 23% to approximately $104,000 for the six months ended June 30, 2005 from approximately $135,000 for the six months ended June 30, 2004.

Income Taxes, Net

      We paid net income taxes of approximately $32,000 for the six months ended June 30, 2005 compared to approximately $44,000 for the six months ended June 30, 2004.

Net Loss

      Net loss decreased by approximately $1.1 million or 58% to approximately $0.8 million for the six months ended June 30, 2005 from approximately $1.9 million for the six months ended June 30, 2004 due to the foregoing factors.

Results of Operations - Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues

      Revenues increased approximately $2.2 million or 46.8% to approximately $6.9 million for the three months ended June 30, 2005 from approximately $4.7 million for the three months ended March 31, 2004. Revenues from enhanced IP communications services (primarily PC-to-Phone and Broadband Phone) through iConnectHere decreased slightly by $0.1 million or 5.5% to approximately $1.7 million for the three months ended June 30, 2005 from approximately $1.8 million for the three months ended June 30, 2004 due primarily to a slightly reduced volume of PC-to-Phone and Broadband Phone calls. Revenues from enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted Communications Solution) increased approximately $2.3 million or 79.3% to approximately $5.2 million for the three months ended June 30, 2005 from approximately $2.9 million for the three months ended June 30, 2004, due primarily to an increasing PC-to-Phone and Broadband Phone user base.

Costs and Operating Expenses

      Cost of revenues. Cost of revenues increased by approximately $1.3 million or 43.3% to approximately $4.3 million for the three months ended June 30, 2005 from approximately $3.0 million for the three months ended June 30, 2004, due primarily to an increase in the amount of traffic being terminated.

      Research and development expenses. Research and development expenses increased by approximately $0.2 million or 33.3% to approximately $0.8 million for the three months ended June 30, 2005 from approximately $0.6 million for the three months ended June 30, 2004, due to higher personnel costs associated with the development of new services and enhancements to our existing services.

      Selling and marketing expenses. Selling and marketing expenses increased by approximately $0.2 million or 25% to approximately $1 million for the three months ended June 30, 2005 from approximately $0.8 million for the three months ended June 30, 2004 due to higher personnel and external marketing related costs associated with the sales and marketing of our products and services.

      General and administrative expenses. General and administrative expenses increased by approximately $0.2 million or 40% to approximately $0.7 million for the three months ended June 30, 2005 from approximately $0.5 million for the three months ended June 30, 2004 due primarily to somewhat higher personnel costs associated with the increased general and administrative activities associated with higher transaction volumes.

      Depreciation and amortization. Depreciation and amortization decreased by approximately $0.2 million or 28.6% to approximately $0.5 million for the three months ended June 30, 2005 from approximately $0.7 million for the three months ended June 30, 2004 primarily due to a lower level of certain assets purchased in prior years being included in the computation of depreciation expense in 2005 compared to 2004 as they have already been fully depreciated in prior periods.

Loss from Operations

      Loss from operations decreased by approximately $0.5 million or 55.6% to approximately $0.4 million for the three months ended June 30, 2005 from approximately $0.9 million for the three months ended June 30, 2004, due primarily to the increase in revenues and relative decrease in indirect operating expenses, including depreciation and amortization expenses.

Interest Income, Net

      Interest income, net decreased by approximately $40,000 or 80% to approximately $10,000 for the three months ended June 30, 2005 from approximately $50,000 for the three months ended June 30, 2004.

Income Taxes, Net

      We paid net income taxes of approximately $15,000 for the three months ended June 30, 2005 compared to approximately $6,000 for the three months ended June 30, 2004.

Net Loss

      Net loss decreased by approximately $0.5 million or 55.6% to approximately $0.4 million for the three months ended June 30, 2005 from approximately $0.9 million for the three months ended June 30, 2004 due to the foregoing factors.

Liquidity and Capital Resources

      Since our inception in March 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of June 30, 2005, we had an accumulated deficit of approximately $152 million.

      As of June 30, 2005, we had cash and cash equivalents of approximately $4.9 million, marketable securities and other short-term investments of approximately $0.4 million, long-term investments of $10 million and working capital of approximately $1 million. We generated negative cash flow from operating activities of approximately $0.7 million during the six months ended June 30, 2005 compared with negative cash flow from operating activities of approximately $47,000 during the six months ended June 30, 2004. Accounts receivable were approximately $0.9 million and $0.3 million at June 30, 2005 and June 30, 2004, respectively.

      Our capital expenditures were approximately $0.9 million expended in the six months ended June 30, 2005 compared to approximately $0.6 million expended in the six months ended June 30, 2004 as we continued to both make moderate investments and optimize our overall utilization of our existing domestic and international network infrastructure.

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

      o our indirect expense trends remain at or near the rates of our second quarter 2005 rates, which were moderately increased compared to the past twelve months as we make moderate increases in personnel to support increased revenue generation activities and through the continued curtailment of discretionary expenditures, and reduced network rent and termination rates from our carriers; and

      o our net cash-burn rate, which was reduced during the past twelve months due to the foregoing factors, and eliminated for the first quarter of 2005, continues to improve throughout the remainder of 2005 and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We believe that our exposure to market risk is immaterial. We currently do not invest in, or otherwise hold, for trading or other purposes, any financial instruments subject to market risk.

Item 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures.

      Our principal executive officer (CEO) and principal financial officer
(CFO), with the participation of our management, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and timely reported as provided in the SEC rules and forms.

      (b) Changes in Internal Controls.

      There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

See Exhibit Index on page 14 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DELTATHREE, INC.

Date:  August 15, 2005                      By:  /s/ Paul C. White
                                                 -----------------
                                                 Name: Paul C. White
                                                 Title: Chief Financial Officer

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