Form 10-Q
period 2005-09-30
DELTATHREE INC
filed 2005-11-14
CIK 1086740

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2005

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

Yes |X|  No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|  No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|  No |X|

As of November 10, 2005, 29,980,499 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

================================================================================

                           TABLE OF CONTENTS



Item                       Description                                      Page
----                       -----------                                      ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........10

Item 4.  Controls and Procedures..............................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................12

Item 5 Other Information......................................................12

Item 6.  Exhibits.............................................................12

Signatures....................................................................13

Exhibit Index.................................................................14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                                DELTATHREE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          AS OF           AS OF
                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                           2005            2004
                                                                       (unaudited)
                                                                              ($ IN THOUSANDS)
                                                                      -------------   -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................................  $       4,751   $       3,905
 Short-term investments ............................................            473           2,723
 Accounts receivable, net ..........................................            788             325
 Prepaid expenses and other current assets .........................            694             528
 Inventory .........................................................            169             193
                                                                      -------------   -------------
    Total current assets ...........................................          6,875           7,674
                                                                      -------------   -------------

                                                                      -------------   -------------
LONG -TERM INVESTMENTS .............................................         10,050           9,850
                                                                      -------------   -------------
PROPERTY AND EQUIPMENT, NET ........................................          4,295           4,642
                                                                      -------------   -------------
DEPOSITS ...........................................................            103             107
                                                                      -------------   -------------
     Total assets ..................................................  $      21,323   $      22,273
                                                                      =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable ..................................................  $       2,880   $       3,657
 Deferred revenues .................................................            996             453
 Other current liabilities .........................................          1,768           2,034
                                                                      -------------   -------------
    Total current liabilities ......................................          5,644           6,144
                                                                      -------------   -------------

LONG-TERM LIABILITIES:
 Severance pay obligations .........................................            152             104
                                                                      -------------   -------------
    Total liabilities ..............................................          5,796           6,248
                                                                      -------------   -------------


STOCKHOLDERS' EQUITY:
 Class A common stock, - par value $0.001 ..........................             30              29
 Additional paid-in capital ........................................        167,678         167,301
 Accumulated deficit ...............................................       (151,971)       (151,095)

Treasury stock at cost: 257,600 shares of class A common stock as of
  September 30, 2005 and December 31, 2004 .........................           (210)           (210)
                                                                      -------------   -------------
     Total stockholders' equity ....................................         15,527          16,025
                                                                      -------------   -------------

     Total liabilities and stockholders' equity ....................  $      21,323   $      22,273
                                                                      =============   =============


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                2005            2004           2005         2004
                                                ----            ----           ----         ----
                                                     (unaudited)                  (unaudited)
                                                         ($ IN THOUSANDS, EXCEPT SHARE DATA)
Revenues .................................  $      7,105   $      5,530   $     20,636   $     14,837

Costs and operating expenses:
  Cost of revenues .......................         4,379          3,665         12,873          9,721
  Research and development expenses ......           762            703          2,353          1,842
  Selling and marketing expenses .........         1,045            737          2,910          2,362
  General and administrative expenses ....           744            546          2,089          1,637
  Depreciation and amortization ..........           402            619          1,546          2,083
                                            ------------   ------------   ------------   ------------

     Total costs and operating expenses ..         7,332          6,270         21,771         17,645
                                            ------------   ------------   ------------   ------------

Loss from operations .....................          (227)          (740)        (1,135)        (2,808)
Interest income, net .....................           198             81            302            216
                                            ------------   ------------   ------------   ------------
Loss before income taxes .................           (29)          (659)          (833)        (2,592)
Income taxes .............................            11             12             43             56
                                            ------------   ------------   ------------   ------------
Net loss .................................  $        (40)  $       (671)  $       (876)  $     (2,648)
                                            ============   ============   ============   ============

Net loss per share - basic and diluted ...  $       0.00   $      (0.02)  $      (0.03)  $      (0.09)
                                            ============   ============   ============   ============


Weighted average shares outstanding -
      basic and diluted (number of shares)    29,719,899     29,319,307     29,653,238     29,304,340
                                            ============   ============   ============   ============


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DELTATHREE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                      2005        2004
                                                                      ----        ----
                                                                         (unaudited)
OPERATING ACTIVITIES:
Net loss ........................................................  $    (876)  $  (2,648)
  Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization ............................      1,546       2,083
       Increase  in liability for severance pay, net ............         48          22
  Changes in assets and liabilities:
       Increase in accounts receivable ..........................       (463)       (456)
       Decrease (increase) in other current assets ..............       (166)        221
       Decrease (increase) in inventory .........................         24         (11)
       Increase (decrease) in accounts payable ..................       (897)        734
       Increase in deferred revenues ............................        543         144
       Increase (decrease)  in current liabilities ..............       (266)         50
                                                                   ---------   ---------
  Net cash provided by (used in) operating activities ...........       (507)        139
                                                                   ---------   ---------

INVESTING ACTIVITIES:
       Purchase of property and equipment .......................     (1,079)     (1,140)
       Increase in deposits .....................................          4        --
       Proceeds from sale of long-term investments ..............      4,350       3,125
       Purchase of long-term investments ........................     (4,550)     (7,975)
                                                                   ---------   ---------
  Net cash used in investing activities .........................     (1,275)     (5,990)
                                                                   ---------   ---------

FINANCING ACTIVITIES:
       Proceeds from exercise of employee options ...............        378          80
       Decrease  in short-term investments, net .................      2,250       8,727
                                                                   ---------   ---------
  Net cash provided by financing activities .....................      2,628       8,807
                                                                   ---------   ---------

Increase in cash and cash equivalents ...........................        846       2,956
Cash and cash equivalents at beginning of year ..................      3,905       1,682
                                                                   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................  $   4,751   $   4,638
                                                                   =========   =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Taxes ...........................................................  $      24   $      45
                                                                   =========   =========

       SUPPLEMENTAL SCHEDULE OF NO CASH INVESTING AND FINANCING
ACTIVITIES:

  Acquisition of fixed assets on credit .........................  $     120   $   1,015
                                                                   =========   =========

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

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                      -------------------------------------------
                                                       2 0 0 5     2 0 0 4    2 0 0 5    2 0 0 4
                                                       -------     -------    -------    -------
NET INCOME (LOSS):
  Reported net loss ................................  $     (40)  $    (671)  $   (876)  $ (2,648)
  Add:  Stock-based employee compensation expense,
    included in reported net income, net of tax ....       --          --         --         --
  Deduct:  Stock-based employee compensation expense       (108)        (91)      (328)      (272)
                                                      ---------   ---------   --------   --------
    determined under fair value method, net of tax

  Pro forma net loss ...............................  $    (148)  $    (762)  $ (1,204)  $ (2,920)
                                                      =========   =========   ========   ========

NET LOSS PER SHARE:
  Basic and diluted, as reported ...................  $    0.00   $   (0.02)  $  (0.03)  $  (0.09)
  Basic and diluted, pro forma .....................  $    0.00   $   (0.03)  $  (0.04)  $  (0.10)


      For the purpose of presenting pro forma information required under SFAS 123, the fair value option grant has been estimated on the date of grant using the Black-Scholes option pricing model for grants made after the Company became a public entity.

      During the nine and three months ended September 30, 2005 there were new option grants. The following assumptions were used for the nine and three months periods ended September 30, 2005: dividend yield of 0.00% for all periods; risk-free interest rate of 4.06% for all periods, an expected life of 3-years for all periods; a volatility rate of 78% for all periods

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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



RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

      Revenues increased approximately $5.8 million or 39.1% to approximately $20.6 million for the nine months ended September 30, 2005 from approximately $14.8 million for the nine months ended September 30, 2004. Revenues from enhanced IP communications services (primarily PC-to-Phone and Broadband Phone) through iConnectHere decreased by $0.4 million or 7.4% to approximately $5.0 million for the nine months ended September 30, 2005 from approximately $5.4 million for the nine months ended September 30, 2004 due primarily to a reduced volume of PC-to-Phone and Broadband Phone calls. Revenues from enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted Communications Solution) increased approximately $6.3 million or 68.4% to approximately $15.5 million for the nine months ended September 30, 2005 from approximately $9.2 million for the nine months ended September 30, 2004, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base.

COSTS AND OPERATING EXPENSES

      COST OF REVENUES. Cost of revenues increased by approximately $3.2 million or 33% to approximately $12.9 million for the nine months ended September 30, 2005 from approximately $9.7 million for the nine months ended September 30, 2004, due primarily to an increase in the amount of traffic being terminated.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by approximately $0.6 million or 33% to approximately $2.4 million for the nine months ended September 30, 2005 from approximately $1.8 million for the nine months ended September 30, 2004, due to higher personnel costs associated with the development of new services and enhancements to our existing services.

      SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased by approximately $0.5 million or 20.8% to approximately $2.9 million for the nine months ended September 30, 2005 from approximately $2.4 million for the nine months ended September 30, 2004 due to slightly higher personnel and external marketing related costs associated with the sales and marketing of our products and services.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $0.5 million or 31.25% to approximately $2.1 million for the nine months ended September 30, 2005 from approximately $1.6 million for the nine months ended September 30, 2004 due to somewhat higher personnel costs associated with the increased general and administrative activities associated with higher transaction volumes.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by approximately $0.6 million or 28.6% to approximately $1.5 million for the nine months ended September 30, 2005 from approximately $2.1 million for the nine months ended September 30, 2004 primarily due to a lower level of certain assets purchased in prior years being included in the computation of depreciation expense in 2005 compared to 2004 as they have already been fully depreciated in prior periods.

LOSS FROM OPERATIONS

      Loss from operations decreased by approximately $1.7 million or 60.7% to approximately $1.1 million for the nine months ended September 30, 2005 from approximately $2.8 million for the nine months ended September 30, 2004, due primarily to the increase in revenues and relative decrease in indirect operating expenses, including depreciation and amortization expenses.

INTEREST INCOME, NET

      Interest income, net increased by approximately $86,000 or 39.8% to approximately $302,000 for the nine months ended September 30, 2005 from approximately $216,000 for the nine months ended September 30, 2004.

INCOME TAXES, NET

      We paid net income taxes of approximately $43,000 for the nine months ended September 30, 2005 compared to approximately $56,000 for the nine months ended September 30, 2004.

NET LOSS

      Net loss decreased by approximately $1.7 million or 65.4% to approximately $0.9 million for the nine months ended September 30, 2005 from approximately $2.6 million for the nine months ended September 30, 2004 due to the foregoing factors.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

      Revenues increased approximately $1.6 million or 29% to approximately $7.1 million for the three months ended September 30, 2005 from approximately $5.5 million for the three months ended September 30, 2004. Revenues from enhanced IP communications services (primarily PC-to-Phone and Broadband Phone) through iConnectHere decreased by $0.2 million or 11.1% to approximately $1.6 million for the three months ended September 30, 2005 from approximately $1.8 million for the three months ended September 30, 2004 due primarily to a reduced volume of PC-to-Phone and Broadband Phone calls. Revenues from enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted Communications Solution) increased approximately $1.9 million or 52.7% to approximately $5.5 million for the three months ended September 30, 2005 from approximately $3.6 million for the three months ended September 30, 2004, due primarily to an increasing PC-to-Phone and Broadband Phone user base.

COSTS AND OPERATING EXPENSES

      COST OF REVENUES. Cost of revenues increased by approximately $0.7 million or 19 % to approximately $4.4 million for the three months ended September 30, 2005 from approximately $3.7 million for the three months ended September 30, 2004, due primarily to an increase in the amount of traffic being terminated.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by approximately $0.1 million or 14.3% to approximately $0.8 million for the three months ended September 30, 2005 from approximately $0.7 million for the three months ended September 30, 2004, due to higher personnel costs associated with the development of new services and enhancements to our existing services.

      SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased by approximately $0.3 million or 42.8% to approximately $1 million for the three months ended September 30, 2005 from approximately $0.7 million for the three months ended September 30, 2004 due to higher personnel and external marketing related costs associated with the sales and marketing of our products and services.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately $0.2 million or 40% to approximately $0.7 million for the three months ended September 30, 2005 from approximately $0.5 million for the three months ended September 30, 2004 due primarily to somewhat higher personnel costs associated with the increased general and administrative activities associated with higher transaction volumes.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by approximately $0.2 million or 33.3% to approximately $0.4 million for the three months ended September 30, 2005 from approximately $0.6 million for the three months ended September 30, 2004 primarily due to a lower level of certain assets purchased in prior years being included in the computation of depreciation expense in 2005 compared to 2004 as they have already been fully depreciated in prior periods.

LOSS FROM OPERATIONS

      Loss from operations decreased by approximately $0.5 million or 71.4% to approximately $0.2 million for the three months ended September 30, 2005 from approximately $0.7 million for the three months ended September 30, 2004, due primarily to the increase in revenues and relative decrease in indirect operating expenses, including depreciation and amortization expenses.

INTEREST INCOME, NET

      Interest income, net increased by approximately $117,000 or 144% to approximately $198,000 for the three months ended September 30, 2005 from approximately $81,000 for the three months ended September 30, 2004.

INCOME TAXES, NET

      We paid net income taxes of approximately $11,000 for the three months ended September 30, 2005 compared to approximately $12,000 for the three months ended September 30, 2004.

NET LOSS

      Net loss decreased by approximately $0.6 million or 94.3% to approximately $40,000 for the three months ended September 30, 2005 from approximately $0.7 million for the three months ended September 30, 2004 due to the foregoing factors.


LIQUIDITY AND CAPITAL RESOURCES

      Since our inception in March 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of September 30, 2005, we had an accumulated deficit of approximately $152 million.

      As of September 30, 2005, we had cash and cash equivalents of approximately $4.8 million, marketable securities and other short-term investments of approximately $0.5 million, long-term investments of $10 million and working capital of approximately $1.2 million. We generated negative cash flow from operating activities of approximately $0.5 million during the nine months ended September 30, 2005 compared with positive cash flow from operating activities of approximately $0.1 million during the nine months ended September 30, 2004. Accounts receivable were approximately $0.8 million and $0.3 million at September 30, 2005 and September 30, 2004, respectively.

      Our capital expenditures were approximately $1.0 million expended in the nine months ended September 30, 2005 compared to approximately $1.1 million expended in the nine months ended September 30, 2004 as we continued to both make moderate investments and optimize our overall utilization of our existing domestic and international network infrastructure.

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

      o our indirect expense trends remain at or near the rates of our third quarter 2005 rates, which were moderately increased compared to the past twelve months as we make moderate increases in personnel to support increased revenue generation activities and through the continued curtailment of discretionary expenditures, and reduced network rent and termination rates from our carriers; and

      o our net cash-burn rate, which was reduced during the past twelve months due to the foregoing factors, and eliminated for the first quarter of 2005, continues to improve throughout the remainder of 2005 and beyond.

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

      (b) Changes in Internal Controls.

      There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                PART II
                           OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We, as well as certain of our former officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York, arising out of our initial public offering in November 1999 (the "IPO"). On August 31, 2005, the Court granted preliminary approval of an omnibus settlement of the litigation. Under the terms of the proposed settlement agreement, we are not conceding any liability and we presently do not expect to make any payments under the pending settlement, other than legal fees we may incur.


      We are not a party to any other material litigation and are not aware of any other pending or threatened litigation that could have a material adverse effect on us or our business taken as a whole.


ITEM 5. OTHER INFORMATION

      In October 2005, we agreed to amend our employment agreement with Mr. Paul
C. White, our Chief Financial Officer. The principal terms of this amendment, dated October 6, 2005, are as follows: Mr. White's title has been changed to Chief Financial Officer & Executive Vice President - Strategy, Development and Planning; Mr. White's duties have formally expanded to include a focus on the strategy, development and planning for the Company; and terms in connection with transition and succession planning have been included.

      The foregoing summary is qualified in its entirety by reference to the Amendment No. 1 to Employment Agreement between deltathree, Inc. and Paul C. White, dated October 6, 2005, which is included as an exhibit to this report on Form 10-Q.


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

                                                     DELTATHREE, INC.


Date:  November 14, 2005                             By: /s/ Paul C. White
                                                        ------------------
                                                 Name: Paul C. White
                                                 Title: Chief Financial Officer

                             EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
------            -----------


10(ii).1 Amendment No. 1 to Employment Agreement between deltathree, Inc. and Paul C. White, dated October 6, 2005.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                Certifications of CEO and CFO Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.