Form 10-K
period 2005-12-31
DELTATHREE INC
filed 2006-03-29
CIK 1086740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2005, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from __________ to _____________

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

      None.

Securities registered pursuant to Section 12(g) of the Act:

                                           Name of Each Exchange on
Title of Each Class                        Which the Securities are Registered
-------------------                        -----------------------------------
Class A Common Stock, par                  Nasdaq Capital Market
value $0.001 per share


      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

      Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The aggregate market value of the Class A common stock held by non-affiliates of the Registrant based upon the closing price of the Class A common stock as reported by The Nasdaq Stock Market on June 30, 2005 was $51,602,565. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's Class A common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

      The number of shares outstanding of the Registrant's capital stock as of March 24, 2006 is as follows:

                                              Number of Shares Outstanding
Title of Each Class                           at March 24, 2006
-------------------                           -----------------
Class A Common Stock, $0.001 par value        30,000,982

--------------------------------------------------------------------------------

Documents incorporated by reference:  None

                                DELTATHREE, INC.
                         2005 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
                                     PART I

ITEM 1.    Business..................................................................  1
ITEM 1A.   Risk Factors.............................................................. 16
ITEM 1B.   Unresolved Staff Comments................................................. 27
ITEM 2.    Properties................................................................ 27
ITEM 3.    Legal Proceedings......................................................... 27
ITEM 4.    Submission of Matters to a Vote of Security Holders....................... 28

                                         PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and
           Issuer Purchases of Equity Securities..................................... 29
ITEM 6.    Selected Financial Data................................................... 30
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations............................................................. 31
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk................ 39
ITEM 8.    Financial Statements and Supplementary Data............................... 39
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure................................................................ 39
ITEM 9A.   Controls and Procedures................................................... 39
ITEM 9B.   Other Information......................................................... 39

                                         PART III

ITEM 10.   Directors and Executive Officers of the Registrant........................ 41
ITEM 11.   Executive Compensation.................................................... 44
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters............................................... 52
ITEM 13.   Certain Relationships and Related Transactions............................ 53
ITEM 14.   Principal Accounting Fees and Service..................................... 53

                                         PART IV

ITEM 15.   Exhibits, Financial Statement Schedules................................... 55

           Index to Consolidated Financial Statement................................. F-1

                                     PART I

      The statements contained in this annual report on Form 10-K, or Annual Report, that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Please see the section below entitled "Risk Factors" for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements. All forward-looking statements and risk factors included in this Annual Report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor, whether as a result of new information, future events, changes in assumptions or otherwise.

      Our fiscal year ends on December 31 of each calendar year. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending December 31of the calendar year indicated. Unless the context requires otherwise, references to "we," "us," "our," "the Company," and "deltathree" refer to deltathree, Inc.

ITEM 1. BUSINESS

Company Overview

      We are a leading provider of integrated Voice over Internet Protocol
(VoIP) telephony services, products, hosted solutions, and infrastructure. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol (IP) telephony services. IP telephony, or VoIP telephony, is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. While we began as primarily a low-cost alternative source of wholesale minutes for carriers around the world, we have evolved into one of the premier providers of next generation communication services in the world.

      Today we support hundreds of thousands of active users around the globe through our two primary distribution channels: our Service Provider and Reseller channel and our iConnectHere, or ICH, direct-to-consumer channel. We offer a broad suite of private label VoIP products and services as well as a back-office platform for service providers, resellers, and corporate customers. Based on our customizable VoIP solutions, these customers can offer private label telecommunications to their own customer bases, under either their own brand name, a white-label brand, and/or our iConnectHere or deltathree brand name. At the same time, iConnectHere, our direct-to-consumer offering, provides award-winning VoIP products directly to consumers and small businesses online using the same primary platform.

      We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and offer our customers a unique suite of IP telephony products, including PC-to-Phone and Broadband Phone products. We differentiate ourselves from our competitors by providing a robust set of value-added services that enables us to effectively address the challenges that have traditionally made the provision of telecommunications services difficult, and we offer our products and services to a global customer base in a fashion that meets the disparate needs of this diverse customer set. These operations management tools include among others: account provisioning; e-commerce based payment processing systems; billing and account management; operations management; web development; network management; and customer care. We are able to provide our services at a cost to users that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and we interconnect to a wide variety of termination options which allow us to benefit from pricing differences between vendors to the same termination points.

      Prior to 1999, we focused on building a privately-managed, global network utilizing IP technology, and our business primarily consisted of carrying and transmitting traffic for communications carriers over our network. Beginning in 1999, we began to diversify our offerings by layering enhanced IP telephony services over our network. These enhanced services were targeted at consumers and were primarily accessible through our consumer Web site. During 2000, we began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases. In 2001, we continued to enhance our unique strengths through our pioneering work with the Session Initiation Protocol, SIP, an Internet Engineering Task Force standard that has been embraced by industry leaders such as Microsoft and Cisco. These efforts culminated in the launch of our state-of-the-art SIP infrastructure, and in doing so we became the first major VOIP service provider to deploy an end-to-end SIP network and services. In recent years, we have continued our pioneering efforts in SIP and these efforts have yielded significant new releases. For example, we released a next generation SIP-based PC-to-Phone application, certified many new devices which function as access points to our services, and added new features and new calling plans to our offerings.

      In 2004, we announced our first major service provider contract with Verizon Communications Inc. In 2005, we remained focused on increasing the market penetration of our core VoIP solutions and on continuing to diversify and expand our customer base. As a result, we continued to sell an increasing diverse set of VoIP products and services to our growing Service Provider and Reseller base and focused on enhancing our service delivery offering suite by successfully launching a turnkey VoIP solution for medium size cable and Internet service providers, adding new features to our VoIP products, launching new distribution lines for our consumer group, and upgrading our network capacity.

      Going forward, we expect to continue to devote a significant amount of our resources to develop and expand our Service Provider and Reseller base and we expect our revenue from this key channel to represent a growing percentage of our total revenue over the next several years. We are actively marketing our products and services to a large number of broadband operators, including telecom, cable companies, Internet service providers, and consumer oriented retailers around the world. We believe these companies may prefer to buy our offerings instead of building their own internally developed VoIP service.

Industry Background

      VoIP is increasingly becoming a widely used alternative technology that can replace services provided by a traditional telephone network. VoIP technology translates voice into data packets, transmits the packets over data networks such as the Internet or privately managed networks (such as our network), and reconverts them into voice at the destination. Unlike traditional telephone networks, VoIP does not use dedicated circuits for each telephone call; instead, the same VoIP network can be shared by multiple users for voice, data and video simultaneously. This type of data network is more efficient than a dedicated circuit network because the data network is not restricted by the one-call, one-line limitation of a traditional telephone network and, as a result, greater traffic can be transmitted over this data network. This improved efficiency creates cost savings that can be passed on to consumers in the form of lower rates or retained by the VoIP provider. Significant cost savings are also achieved for international telephone calls carried over data networks primarily because they bypass the international settlement process, which represents a significant portion of international long distance tariffs. Additionally, VoIP allows for features that are not available on traditional telephony networks - particularly at the consumer level - including voice mail to email forwarding, find me/follow me, and web-based control of call forwarding preferences, user account review/revision and a host of other features and functions.

      Forrester Research, a market research firm, estimates that VoIP telephony services will grow to represent approximately 15% of U.S. households will convert to VoIP by the end of 2010. Beyond cost savings, we believe that VoIP telephony technologies will further the potential for the Internet to become the preferred medium of communications and commerce. As a result, VoIP has experienced significant growth in recent years due to:

o improved quality and reliability of VoIP calls due to technological advances, increased network development and greater bandwidth capacity;

o new product development that allow VoIP providers to offer services not currently offered by traditional telephone companies;

o greatly improved ease of use, where the end-user essentially perceives no difference between use of a traditional telephone and a broadband telephone;

o increasing demand for long distance communication services driven by the increased mobility of the global workforce; and

o     increasing demand for lower cost telephone service around the world.

      As a result of these growth trends, various service providers, enterprises and consumers are continuing to procure offerings from VoIP providers, including deltathree. Specifically, consumers in emerging markets are increasingly using VoIP-enabled services, such as Internet Protocol, or IP, telephones, to realize significant cost savings on long distance and international calls, while in markets where a significant number of consumers have access to broadband internet services, these consumers are increasingly looking at VoIP as a viable and more affordable substitute for their traditional telecommunications provider.

      Accordingly, many of the traditional telecommunications providers are looking to deploy VoIP as a defensive strategy, while cable companies, ISPs and other broadband providers are looking at VoIP service offerings as a way to capture new revenue streams from existing and new customers. These providers have two primary alternative means to develop and deploy VoIP offerings: they can build them in-house; or they can partner with a company like deltathree and outsource all or a portion of the effort. Those seeking to offer VoIP service offerings by developing an in-house service must learn a vastly different set of platforms, and integrate several additional components with their existing systems, which requires the development of significant technical expertise and the deployment and management of substantial capital expenditures. Alternatively, a full service VoIP company, like deltathree, can provide these service providers with the ability to outsource their VoIP services, and thereby effectively reduce the upfront and ongoing cost of providing the service, and efficiently reduce the time to market and risks associated with developing and maintaining an in-house VoIP service.

Our Products and Services

      Products.

      We have built a privately-managed, global network using IP technology and offer our customers a broad range and unique suite of IP telephony products. Our VoIP products include:

      PC-to-Phone. Our PC-to-Phone offering enables a user to conveniently and inexpensively place a call to a standard telephone anywhere in the world directly from a personal computer while remaining on-line. In order to use this product, a user need only download our software from our Web site and have access to the Internet. Once our PC-to-Phone application is downloaded and a user account is established, the user is able to place a call from the user's personal computer and, while browsing the Web, speak to a party who uses a standard telephone.

      We are able to provide our PC-to-Phone offering at rates generally lower than those charged for traditional circuit switched calls. We are able to charge lower rates because our service utilizes packet-switched technology and because it routes calls directly from the user's Internet connection onto our privately-managed IP network and to the called destination, thus avoiding access and other charges associated with traditional international and domestic long distance telecommunications services.

      Broadband Phone. In early 2001, we successfully deployed one of the world's first commercially available Broadband Phone offering. Our Broadband Phone product is a complete phone replacement solution available to business and consumer customers over the "last mile" through broadband connections via cable modem, DSL or fixed wireless. Broadband Phone challenges the traditional public switched telephone network (PSTN) and circuit switched networks with a full VoIP solution. With our high call quality, "always on" reliability and increased functionality provided by the high bandwidth access line, we are able to offer potential partners and their customers some of the most sophisticated VoIP solutions available in the market through a highly scalable, low-cost and easily implemented product. In addition to offering capabilities similar to those offered by traditional telephony providers and allowing users to use their existing phone, Broadband Phone enables a user to conveniently operate features and retrieve voice mail through email, web or a phone interface. For our potential partners, the turnkey solution is delivered with our full back-end infrastructure, including customer service for end users, customer service for service providers, pricing information, fulfillment, billing and provisioning and fraud services. Additionally, Broadband Phone is easily integrated (a variety of devices are available to plug directly into a PC or IP network) so as to allow broadband providers to begin delivering our voice solution rapidly.

      Services.

      We differentiate ourselves from our competitors by providing a robust set of value-added services that enables us to effectively address the challenges that have traditionally made the provision of telecommunications services difficult. These operations management tools include the following:

      o account provisioning: we provide our service provider and reseller customers with a dedicated Web page through which they can order additional services or accounts, generate and activate PINs and perform other customary implementation functions;

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

      The provision of VoIP telephony products and services through our service provider and reseller sales efforts (including sales of our Outsourced Platform Solution) accounted for 77.5% and 61.2% of our total revenues in 2005, while the provision of VoIP telephony (primarily PC-to-Phone) through iConnectHere accounted for 22.36% of our total revenues in 2005.

Our Distribution Channels

      Service Provider and Reseller Channel

      We have developed and will continue to develop high-value, globally relevant solutions for the large number of service providers and resellers that are focused on providing their customers with VoIP telephony products and services. Our service provider and reseller offerings include:

      Our Outsourced Platform Solution. Our "Outsourced Platform Solution" leverages our VoIP expertise and delivers to our resellers, corporate customers and service providers a highly customizable, private-label suite of VoIP products and services. Using our infrastructure, we enable these enterprises to offer their customers any combination of our basic products and services, accessible through a single account. We believe that our Outsourced Platform Solution brings our customers the value-added services they need to leverage their strong customer bases and generate new revenues. Our largest service provider customers demand a completely customized offering, and we have built our platforms in a manner that efficiently and effectively allows us to deploy a fully customized VoIP offering in a very short amount of time, and at significantly reduced cost when compared to the development of a in-house solution.

      In 2005 we introduced our "Launch Ready" Outsourced Platform Solution, a turnkey VoIP solution specifically designed to provide our medium sized cable and Internet service provider customers with the ability to rapidly and efficiently deploy advanced VoIP services to their end customers. The "Launch Ready" solution enables us to deploy a full VoIP solution in a very compressed period of time while still allowing for the offering of a broad suite of services, features, and support services. We have used this solution as the basis for several of our recently announced trials and transactions, and anticipate that it will be the preferred platform for our smaller service provider customers.

      As we add new offerings to our suite of VoIP products and services, customers can realize new revenue streams from their existing customer base and make their own offering even more powerful and attractive. The products and services delivered under our Outsourced Platform Solution are supported at all times by our Network Operations Center ("NOC") and our customer care center.

      Convergence of the Outsourced Platform Solution and the Reseller Program. For several years we have offered businesses the opportunity to become resellers of our services through our global reseller program. In the early years, these resellers met their customers' needs by purchasing account numbers in bulk at reseller specific rates, and they in turn resold these accounts to private individuals under the deltathree brand, their own brand, or as "white-label" product (i.e., no brand name is indicated). As our resellers became more sophisticated, we introduced new features and functions that allowed them to develop their own unique price plans and service bundles to more closely align their offerings with their own customers' unique needs. In addition, we developed increasingly sophisticated online toolsets that allowed our resellers to better manage their internal processes and enabled them to utilize our web-based customer care tools to provide customer service to their end-users through their own customer service team. In doing so, we have increasingly set ourselves apart from our competitors by moving from an undifferentiated source of "telecom minutes" to a highly differentiated partner by providing them with a full suite of tools to manage and grow their business.

      In doing so, the lines of differentiation between service providers and resellers continue to narrow as they grow increasingly similar. Both service providers and resellers are looking to leverage their own brands, are increasingly looking to sell sophisticated products and services to their own customers under their own brand, with their own look and feel. As such, our reseller customers are looking for advanced VoIP feature sets and applications to support their ability to deliver unique calling plans and bundled services to their end customers. Our customers desire for, and our ability to deliver, these increasingly sophisticated offerings is proving to be a critical competitive advantage in terms of growing sales with existing customers, securing new customers, and converting customers from other vendor platforms. In order to continue to provide our reseller customers the best features and services available, we are constantly assessing our customer needs and deploying new enhanced services for the VoIP reseller market.

      iConnectHere

      We have positioned iConnectHere as a powerful showcase and test facility for our current and future products and services, and as a leverage point for service provider and reseller sales. iConnectHere demonstrates our products, services and hosting capabilities to our reseller customers and service providers. Through iConnectHere, an account holder can access all of our product offerings, including PC-to-Phone and Broadband Phone. Our customer care and support teams utilize the full range of our back-end infrastructure and support in servicing iConnectHere customers. Additionally, iConnectHere permits us to collect usage information on our products and services and enables us to provide our service provider and reseller customers with key information and recommendations regarding implementation of our products and services.

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

Our Competitive Advantages

      We believe we have several core competitive advantages that will allow us to maintain and expand our position as a leading provider of VoIP services.

      Experience and Expertise in VoIP. We pioneered the development and deployment of commercially viable VoIP products and standards, and in doing so, we have become one of the most recognized providers of VoIP around the world. We have a proven track record of rapidly deploying robust, modular VoIP offerings to the most demanding large service providers, while successfully managing our VoIP services around the world and across a variety of networks and technologies. Over our ten-year history, our engineering teams have consistently demonstrated their ability to develop and deploy innovative platforms, including what has become the dominant VoIP technology standard, SIP, while our research and development team has created inventive new products, feature enhancements and applications to improve the performance and quality of our services. Our service provider and reseller solutions leverage the leading edge platform we developed for our own direct-to-consumer VoIP business, and the lessons learned from first-hand experience in developing and deploying VoIP services around the world for almost a decade.

      Financial Strength. We have a strong balance sheet, with $15.7 million in cash, restricted cash, and short-term and long-term investments and no debt as of December 31, 2005. We have demonstrated our ability to simultaneously grow revenues and improve the bottom-line. Our financial strength allows us to pursue new sales opportunities, such as the service provider and reseller markets, while at the same time growing our existing core business lines in targeted areas. In addition, our financial strength allows us to offer our customers flexible strategic, operational and economic alternatives for deploying VoIP solutions to their customers.

      Scale. We deliver VoIP telephone services to hundreds of thousands of active, paying consumer and business users in over 150 countries through our direct-to-consumer channel, our service provider customers and our global distribution network of over 400 resellers. As end-users around the world continue to look for alternative and improved telecommunications services, we can employ our products and services to a growing distribution network and capitalize on our existing relationships to partner with incumbent telecommunications providers, cable companies, and ISPs. In addition, as our customer base continues to grow, we expect to benefit from the scale and quality of that combined market power and expect to be well positioned to effectively and quickly deliver new products and services to large numbers of consumers through large and small service providers, resellers and our direct-to-consumer channel, iConnectHere.

      Strategic Relationships. We have established and expect to expand our strategic relationships with large and mid-sized incumbent telecommunications providers, cable operators, and ISPs. Through our relationships with companies such as Level 3 Communications and XO Communications, we are able to obtain access to high quality telecommunications services and networks at competitive prices, and also obtain access to such companies' existing and potential partners. We believe our VoIP telephony platform, combined with our strategic relationships with a variety of leading providers around the world will enable us to continue to differentiate ourselves from other VoIP providers.

Our Strategy

      Our strategy is to become the leading provider of VoIP telephony products and services, worldwide. The following are key elements of our strategy:

      Capitalize on the Growth of the VoIP Marketplace. We believe we are well positioned to take advantage of the expected growth of the VoIP services and cable telephony markets. The Yankee Group, a leading technology research firm, predicts that almost 20 million consumers will switch to VoIP telephony by 2008 in the United States alone.

      Target large to Mid-sized Telecom Providers. Our service provider and reseller channel will leverage several large wins and specifically target large to mid-sized incumbent telecom providers in the U.S. and worlwide, with similar offerings, as we believe these companies may be more likely to buy our services than to build their own VoIP service as a viable defensive strategy. We believe our service and our expertise in VoIP reduce these providers' costs, time to market and risks associated with developing and maintaining an in-house VoIP service.

      Target Small to Mid-sized Cable Providers. Our service provider and reseller channel will leverage our demonstrated success in the deployment of sophisticated VoIP solutions, and target small to mid-sized cable operators in the U.S. and worldwide, whom we believe may be more likely to buy our services than the larger companies in the cable space. We believe that they will seek out the same incremental revenue opportunities as their larger peers, but may not have the significant technical and financial resources required to develop an internal cable telephony solution, such as the personnel to support network operations, engineering, support and project management, and may therefore instead embrace outsourcing as an effective manner to enter the marketplace. We believe our service and our expertise in VoIP reduces their costs, time to market and risks associated with developing and maintaining an in-house VoIP service.

      Offer Flexible and Modular Deployment Alternatives. We offer our service providers and resellers a choice of deployment alternatives ranging from full outsourcing to partial outsourcing through our modular offering suite. Depending on the particular needs of each of our customers, we design our offering to fit within their business objectives, available resources and desire level of participation. We can develop and integrate specific features and functions into our package, such as various network elements, access components, fulfillment, and the specific feature/functions the provider can offer to its end-users. For resource and capital constrained providers, we offer alternatives that require a lower amount of human resources, development time and financial investment by the customer.

Sales and Marketing

      Service Provider and Reseller Channel

      Service Provider Sales. We have developed and deployed a focused sales team that specifically targets large and medium incumbent telecom providers, mid-sized to smaller cable companies, ISPs and other broadband service providers and virtual network operators. This highly talented team will market to these customer targets around the world, focusing on developed and developing markets in the US, Europe, Latin America and Asia. Our well-known success in deploying sophisticated solutions to the most demanding large telecom providers, provides us with significant leverage as we introduce these services to other service providers. Recent examples of success in this market include our agreement with Verizon Communications and our current large market trials with several mid-sized and large service providers.

      Reseller Program. Our Reseller sales force contracts with smaller service providers and resellers around the world, who in turn sell our products and services, under their own brand, a white-label brand and/or our deltathree brand to retailers, businesses, Internet cafes and others in their local markets. Our experience in provided differentiated VoIP solutions in the emerging international telecommunications environment enables us to effectively enter new markets as they open to competition. This group will continue to market to these resellers around the world, focusing on emerging markets in the Middle East, Asia and Central and South America.

      Using our platform, and solutions, resellers can quickly and easily sell our products to their own customers in their own specific markets.

      iConnectHere

      We have developed and will continue to develop low-cost, diversified marketing, advertising and promotional programs to stimulate demand for our iConnectHere services. Our marketing, advertising and promotional programs include:

      o On-line "affiliate" agent commission program. We have developed a Web-based agent program that allows for rapid agent enrollment and agent account maintenance. Agents may devise their own marketing programs, including Web-links, direct mail campaigns or co-branding of our services in select markets. Agents receive as commissions a percentage of revenue generated from end users who sign up for our services through the agent's Web site.

      o Off-line "affiliate" agent commission program. Our off-line agent commission program allows non-Web agents to design their own marketing programs to solicit sales of our services. Off-line agents market and advertise through traditional channels such as newspaper and magazine advertisements, direct mail campaigns and telemarketing campaigns. Off-line agents receive a percentage of revenue generated from users who sign up for our services through the agent's programs.

Our Infrastructure

      Network

      In order to deliver leading VoIP products and services, we operate a privately-managed IP telephony network. By managing our network, we have the ability to regulate traffic volumes and to directly control the quality of service from each originating point of presence, or POP, to the termination point via a variety of termination options. Our ability to interconnect to a wide variety of termination options increases the diversity and robustness of our network, minimizes and eliminates single points of failure, and simultaneously allows us to benefit from pricing differences between vendors to the same termination points. In addition, our network allows us to avoid the significant transmission delays associated with the Internet, which may impede delivery of high quality, reliable services to our users.

      In 2001, we rolled out our state of the art SIP infrastructure. The SIP protocol is one of the most advanced VoIP protocols and unlike its predecessors, which were modeled after traditional telephony protocols, SIP has the ability to scale with a distributed architecture and at a lower cost. SIP's superior attributes also include faster and more cost effective development and lower hardware requirements, which allows us to incur lower capital expenditure costs. Our SIP network currently powers the majority of our offerings, and during 2006, we intend to continue to expand our offerings on this network.

      Our network is built around a redundant, high availability backbone that connects New York, London, Los Angeles, Atlanta, Chicago, London, Amsterdam, Hong Kong and Jerusalem. In each of, and between, these locations we maintain multiple interconnections or peering arrangements with Internet backbone and voice providers. These points are strategically located to allow access from our network to and from the Internet with the best performance. While operating as a private extension of the Internet, our backbone has a high level of security designed to isolate it from security threats found on the public Internet.

      Access to our network is possible through several products and services. A call can originate from the PC-to-Phone product using our downloadable software application "soft-phones," a Web browser, or Broadband Phone devices. These calls enter our network from the Internet through our interconnection points. We carefully manage each originating point and use innovative capacity planning tools and techniques to provide the best and most cost effective service to customers.

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

      We are party to service agreements with several telecommunications providers, including competitive local exchange carriers, foreign post, telephone and telegraph companies, Internet backbone providers and others. Pursuant to these agreements, we can transport VoIP packets to our hubs and terminate calls throughout the world in a cost effective and efficient manner.

      Support

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

      We provide customer support on various levels to different customers. With respect to our service provider and reseller customers, we provide customer care and technical support directly to these customers, and they in turn provide their own support directly to the end user. Customers of iConnectHere receive technical support and customer care through our web-based customer service site, e-mail support and telephone support.

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

      Suppliers

      We outsource from third-party vendors the provisioning of certain of our local telecommunications services, including local phone numbers, access to the PSTN, operator assistance, directory listings and assistance, E911 emergency services and local number portability. We also outsource the provisioning of our consumer premises equipment, such as our analog telephone adapters, IP Phones and gateways. We do not rely on any one specific vendor for providing these services, except for E911 emergency services. While we believe our relations with our suppliers are good, we believe that we could replace our suppliers if necessary, and believe that our ability to provide services to our customers may be impacted but do not expect that this would have a significantly adverse affect on our business, financial condition and results of operation.

      Proprietary Rights

      We rely and expect to be able to rely on trademark and trade secret laws, confidentiality agreements and other contractual arrangements with our employees, strategic partners and others to protect our proprietary rights.

      We have registered trademarks for "deltathree(TM)" and "iConnectHere.com(TM)" in the United States and internationally. However, these trademarks may not provide adequate protection against competitive technology and may not be held valid and enforceable if challenged. We do not own any registered copyrights.

      To further safeguard our intellectual property, we have a policy that requires our employees to execute confidentiality and technology ownership agreements when they begin their relationships with us.

Regulation

      Regulatory Environment Overview

      The use of the Internet and private IP networks to provide voice service is a relatively recent market development. Although the provision of such services is currently generally not as regulated as traditional telephony services within the United States, the Federal Communications Commission, or FCC, is reviewing whether to apply additional regulations to VoIP services. The United States Congress is also considering whether to impose new and additional regulations on providers of VoIP services, including us. In addition, several foreign governments have adopted or proposed regulations that could be interpreted to restrict or prohibit the provision of VoIP services. Other countries, however, have begun to open their markets to competition from new Internet-based voice services. Regulation of Internet telephony providers and services may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

      Federal Regulation

      Regulatory Classification of VoIP Services

      To date, the FCC has not imposed broad-based regulatory charges or traditional common carrier regulation upon providers of Internet communications services, but it has begun regulating this area on a limited basis as outlined in this section. On February 12, 2004, the FCC initiated a rulemaking proceeding concerning the provision of voice and other services using IP technology, including assessing whether VoIP services should be classified as information services or telecommunications services. We believe that the VoIP services that we provide constitute information services. This proceeding, however, could result in the FCC determining, for instance, that certain types of Internet telephony should be regulated like basic telecommunications services. Thus, Internet telephony could no longer be exempt from access charges, which reimburse local carriers for use of their local telephone network and other telecommunications related fees and regulatory obligations. The FCC could also conclude that Internet telephony providers should contribute to the Universal Service Fund, which provides support to ensure universal access to telephone service.

      The imposition of access charges, regulatory fees, or universal service contributions could substantially increase our costs of serving our customers in the U.S. We may have to increase our prices to cover these costs, which could have a negative impact on our ability to compete with other telephony providers. The imposition of regulation and contribution requirements might also negatively affect the incentives for companies to continue to develop IP technologies to offer VoIP services because companies may need to divert resources from research and development to comply with regulatory and contribution requirements. It is also possible that the FCC might adopt a regulatory framework that is unique to IP telephony providers or one where IP telephony providers are subject to reduced regulatory requirements, which we believe would be good for us. We cannot predict what regulations, or the extent of regulation, if any, the FCC may impose. We cannot predict when the FCC will issue a final decision, the outcome of the decision, or the result of any subsequent proceedings or actions that may arise out of the FCC's decision. As a result, we cannot assure you that some or all of our products and services will not be regulated in the future.

      VoIP E911 Matters

      On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of "interconnected VoIP services", meaning VoIP services that can be used to send or receive calls to or from users on the public switched telephone network. The order applies to our iConnectHere customers. We do not believe that we are responsible for compliance with this order in connection with the services sold to our customers who purchase our services for the provision of services directly to end users. Clarification of this issue has been raised by similar providers with the FCC, however, the FCC has not addressed it to date and we cannot predict how the FCC would rule on this issue. Furthermore, depending on the FCC's ruling on this issue, we cannot predict whether we would be subject to any third-party litigation in connection with such customers who resell our services.

      First, the order required us to notify our iConnectHere customers of the differences between the emergency services available through us and those available through traditional telephony providers. We also had to receive affirmative acknowledgment from all of our iConnectHere customers that they understand the nature of the emergency services available through our service. On September 27, 2005, the FCC's Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement actions against VoIP providers, like us, that have received affirmative acknowledgement from at least 90% of their subscribers. We are required to file a report with the FCC when we receive affirmative acknowledgments from 100% of our customer base. We have received affirmative acknowledgment from more than 94% of our iConnectHere customers that they understand the nature of the emergency services available through our service, and thus we are substantially in compliance with the first aspect of the FCC's June 3 order.

      Second, the order required us to provide enhanced emergency dialing capabilities, or E-911, to all of our iConnectHere customers by November 28, 2005. Under the terms of the order, we are required to use the dedicated wireline E-911 network to transmit customers' 911 calls, callback number and customer-provided location information to the emergency authority serving the customer's specified location.

      On November 7, 2005, the FCC's Enforcement Bureau issued a Public Notice with respect to that requirement. The Public Notice indicated that providers who have not fully complied with the enhanced emergency dialing capabilities requirement are not required to discontinue the provision of services to existing clients, but that the FCC expects that such providers will discontinue marketing their services and accepting new customers in areas in which the providers cannot offer enhanced emergency dialing capabilities.

      We also have taken many significant steps to comply with the enhanced emergency service rules, but we were unable to comply with all of the requirements of the FCC's order by the November 28, 2005 deadline. Some of our customers currently receive E-911 service in conformity wit the FCC's order, but a number of our customers do not receive such service. We do not expect to be able to provide E-911 service to all of our customers in the short term unless we are granted a waiver of the requirements by the FCC. On November 28, 2005, we filed a petition for extension of time and limited waiver of certain of the enhanced emergency service requirements, including the limitations on marketing and accepting new customers. The FCC has not acted on our petition, and we cannot predict whether the FCC will grant our petition or provide other relief. Should we be unable to obtain an extension of time to implement the requirements of the order, we may be subject to enforcement action by the FCC that could include monetary forfeitures, cease and desist orders, and other penalties. We may also be required to stop serving those customers to whom we cannot provide the required enhanced emergency dialing capabilities and may be required to stop accepting new customers in areas in which we cannot provide these capabilities.

      The FCC's June 3, 2005 order also included a notice of proposed rulemaking that considers, among other things, whether interconnected VoIP providers must transition to an emergency services system that would enable interconnected VoIP providers to establish the location of their customers without the customer providing location information. The comment period closed September 12, 2005. We do not know when the FCC may take further action in this proceeding. If the FCC adopts additional regulatory obligations, implementing systems to comply with the obligations could be time consuming and expensive.

      See "--Fees and Taxes" for a discussion of fees we may collect in the future in connection with providing E-911.

      Bundling of DSL and Voice Services by Incumbent Telephone Companies

      In March 2005, the FCC ruled that state public utility commissions cannot require that incumbent telecommunications carriers permit competing carriers to provide voice service to retail customers over the same copper wires used by the incumbent carriers to provide DSL service. As a result of this ruling, many incumbent carriers no longer permit retail customers to purchase DSL as a stand-alone service. This ruling makes our service much less attractive to customers who obtain broadband Internet access through an incumbent telecommunications carrier because the incumbent carrier can require them to buy voice service together with DSL. While some incumbent carriers make DSL available on a stand-alone basis, they have no legal obligation to do so and could discontinue such offerings at any time. However, in connection with its approval of the mergers of SBC and AT&T and Verizon and MCI, the FCC required each of the merged companies to offer DSL service for two years from the implementation of stand- alone DSL service, but no more than three years from the date of the FCC's merger orders. These conditions could make our service more attractive to our customers who obtain broadband Internet access through the merged entities. In addition to the FCC's requirements, some states imposed conditions on their approvals of the mergers that require the merged companies to offer standalone DSL.

      Communications Assistance for Law Enforcement Act, or CALEA

      The Communications Assistance for Law Enforcement Act, or CALEA, requires certain communications service providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. On September 23, 2005, the FCC released an order concluding that CALEA applies to VoIP providers that offer services that allow users to receive calls from, and make calls to, the public switched telecommunications network. The FCC established a deadline of May 14, 2007 for VoIP providers to comply with the requirements of CALEA. The order did not address the specific standards to be imposed on us. While we intend to comply with the CALEA order and we continue to cooperate with law enforcement to enable authorities to accomplish lawful wiretaps, we may be required to expend significant resources to comply with CALEA. If we do not comply, the FCC may subject us to fines and penalties, and we may decide to or be required to disconnect customers.

      Universal Service Fund

      FCC regulations require providers of interstate telecommunications services, but not providers of information services, to contribute to the federal Universal Service Fund, or USF. USF contributions are currently calculated as a percentage of interstate and international revenue. Currently, we are not required to contribute directly to the USF, although we do contribute indirectly to the USF through our purchase of telecommunications services from our suppliers. If the FCC determines that VoIP services like ours should be classified as telecommunications services, we may be required to contribute directly to the USF. In addition, the FCC is considering a number of proposals that could alter the way that the USF is assessed. For instance, the FCC is considering an assessment based on the use of telephone numbers. In the future, we may be required to contribute directly to the USF or may face additional costs due to an increase in the contribution obligations of our suppliers.

      Intercarrier Compensation

      The FCC is currently seeking comment concerning proposed reforms of the intercarrier compensation system, which is a set of FCC rules and regulations by which telecommunications carriers compensate each other for the use of their respective networks. These rules and regulations affect the prices we pay to our suppliers for access to the facilities and services that they provide to us, such as termination of calls by our customers onto the public switched telephone network. We cannot predict what, if any, intercarrier compensation regulations the FCC's order may impose on VoIP providers.

      Other FCC Proceedings That Could Affect VoIP Services

      There are several other recent or ongoing FCC proceedings initiated by various persons that relate to VoIP and other Internet services. Certain of the FCC's conclusions in these proceedings could have an effect on the VoIP industry generally and on our business.

      State Regulation

      Despite the FCC's actions and FCC rulings to the contrary, state regulatory authorities believe they retain jurisdiction to regulate the provision of, and impose charges on, intrastate Internet and VoIP telephony services. Rulings by the state commissions on the regulatory considerations affecting Internet and IP telephony services could affect our operations and revenues, and we cannot predict whether state commissions will be permitted to regulate the services we offer in the future.

      Fees and Taxes

      There are numerous fees and taxes assessed on traditional telephone services that we believe have not been applicable to us and that we have not paid in the past. However, we may begin to collect and remit some of these fees and taxes in the future. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance, this will have the effect of decreasing any price advantage we may have.

      Calls to 911 are answered by public safety agencies supported by state and local taxes and fees on traditional telephone companies. In the future, we may be required to pay such fees to state and other authorities in connection with E-911. The FCC has mandated that we provide E-911 services, but refrained from ordering interconnected VoIP service providers from contributing to state funds. It is reviewing the issue as part of its Further Notice of Proposed Rulemaking concerning E911 issues. A handful of states have addressed how VoIP providers should contribute to support public safety agencies and in these states we may be required to remit fees to the appropriate state agencies.

      In addition, it is possible that we will be required to collect and remit sales taxes in several states where we have not done so in the past. We are in the process of discussing the applicability of sales and other taxes with numerous states and we may proactively enter into discussions with additional states as conditions warrant. If we determine that we need to collect and remit sales taxes, we will comply with the administrative rules existing in that state.

      States have or may take the position that we should have collected sales taxes in the past. If so, they may seek to collect those past taxes from us and impose fines, penalties or interest charges on us. Our payment of these past taxes and related charges could have a material adverse effect on us.

      In addition to sales taxes, there are various state, municipal and local taxes and fees that are applicable to traditional telephone companies that we believe are not and should not be applicable to us. If, contrary to our belief, we are or become subject to these taxes or fees, we will be required to pay or collect and remit them, which would erode our price advantage when we compete for customers. In addition, we could be required to pay these taxes or fees, and related charges, retroactively. Our payment of these past taxes and fines, penalties or interest charges could have a material adverse effect on us.

      International

      The regulatory treatment of Internet and IP telephony or VoIP outside of the United States varies widely from country to country. A number of countries may prohibit Internet and IP telephony while other countries expressly permit, but regulate Internet and IP telephony. Some countries evaluate proposed Internet and IP telephony service on a case-by-case basis to determine whether any regulation is necessary or whether it should be regulated as a voice service or as another telecommunications or data service. Finally, in many countries neither Internet nor IP telephony have been addressed by legislation or regulatory action as of the date of this filing. Although we strive to comply with applicable international IP telephony regulations, we cannot be certain that we are in compliance with all of the relevant regulations at any given point in time.

      In 2003, the European Commission adopted a set of directives for a new framework (New Regulatory Framework) for electronic communications regulation that, in part, attempts to harmonize the regulations that apply to services regardless of the technology used by the provider. Under the New Regulatory Framework, there is no distinction in regulation made based upon technology between switched or packet-based networks. As a result of this technology neutral regulatory approach, some types of IP telephony and VoIP services may be regulated like traditional telephony services while others may remain free from regulation. The European Commission has published a staff working paper aimed at clarifying the conditions applicable to providers of IP-based services. The working paper identifies various issues that may arise in relation to IP-based services including the regulatory classification of Internet telephony and VoIP under the New Regulatory Framework. The European Regulators Group (consisting of regulators from European Union Member States and the European Commission) has adopted a Common Statement for VoIP regulation. The European Commission currently is reviewing how IP telephony services fit into the New Regulatory Framework. Although the European Commission it has been suggested recommended that a "light touch" to regulation be taken, we cannot predict what future actions the European Commission, member states, and courts reviewing the New Regulatory Framework may take regarding towards IP telephony and related matters, or what impact, if any, such actions may have on our business.

      Based on the European Commission's current position, we believe that most providers of IP telephony would be subjected to no more than minimal regulation such as a general authorizations or declaration requirements that may be imposed by the European Union Member States, subject to the European Commission's current review of the issue. Several Member States have issued consultations requesting industry comments on the applicability of the New Regulatory Framework to various IP telephony and VoIP services in their respective countries. However, since the Commission's findings on IP telephony are not binding on the Member States, we cannot assure you that the services provided over our network will not be deemed "voice telephony" subject to heightened regulation by one or more EU Member States. For example, the United Kingdom has opened a proceeding to review the regulation of Internet-based voice services. Although Member States are required to adhere to the New Regulatory Framework, Member States may not take a uniform approach in regulating a particular Internet-enabled service including IP telephony. We cannot predict the outcome of these consultations or the manner in which Member States will implement the New Regulatory Framework with respect to our particular services.

      As we make our services available in foreign countries, and as we facilitate sales by our network partners to end users located in foreign countries, such countries may claim that we are required to qualify to do business in the particular foreign country. Such countries may also claim that we are subject to regulation, including requirements to obtain authorization for the provision of voice telephony or other telecommunications services, or for the operation of telecommunications networks. It is also possible that such countries may claim that we are prohibited in all cases from providing our services or conducting our business as conducted in those countries. Failure to qualify as a foreign corporation in certain jurisdictions, or to comply with foreign laws and regulations, may adversely affect our business. Nor can we predict how a regulatory or policy change of a particular country might affect the provision of our services.

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

      Other Regulation Affecting the Internet

      Congress has recently adopted legislation that affects certain aspects of the Internet, including on-line content, user privacy, national security and taxation. For example, the extension of the Internet Tax Freedom Act prohibited certain taxes on Internet uses through November 1, 2003. Congress extended the prohibition to 2007, subject to some exceptions. Congress, however, specifically stated that nothing in the recent legislation affects the imposition of taxes on voice or other similar services utilizing Internet Protocol or any successor protocol. We cannot predict whether substantial new taxes will be imposed on our services. In addition, Congress, the FCC and other federal entities are considering other legislative and regulatory proposals that would further affect the Internet. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. International governments are adopting and implementing privacy and data protection regulations that establish certain requirements with respect to, among other things, the confidentiality, processing and retention of personal subscriber information. The potential effect, if any, of these data protection rules on the development of our business remains uncertain.

Competition

      We compete primarily in the market for enhanced VoIP telephony. This market is highly competitive and has numerous service providers. We believe that the primary competitive factors determining our success in the VoIP telephony market are: quality of service and network capacity; the ability to meet and anticipate customer needs through multiple service offerings and feature sets; customer services, and price.

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

      IP Telephony Providers. Many companies provide, or are planning to provide, certain portions of the complete communications solution we offer, including, Net2Phone, and Vonage.

      Traditional Telecommunications Carriers and Broadband Services Providers. Several traditional telecommunications companies, including industry leaders such as AT&T, Sprint, Deutsche Telekom, and Qwest Communications International, and established broadband services providers, such a Time Warner, Comcast, and Cablevision have announced VoIP telephony services and products and/or their intention to offer such products and services in both the United States and internationally. All of these competitors are significantly larger than we are and have:

      o     substantially greater financial, technical and marketing resources;

      o     larger networks;

      o     a broader portfolio of services;

      o     stronger name recognition and customer loyalty;

      o     well-established relationships with many of our target customers;
            and

      o     an existing user base to which they can cross-sell their services.

      These and other competitors may be able to bundle services and products that are not offered by us together with VoIP telephony services, which could place us at a significant competitive disadvantage. Many of our competitors enjoy economies of scale that can result in lower cost structure for transmission and related costs, which could cause significant pricing pressures within the industry. At the same time, we see these potential competitors as potential customers, and have organized our various service provider and reseller products and services to meet the emergent needs of these companies.

Revenues and Assets by Geographic Area

      For the year ended December 31, 2005, approximately $20.1 million, or 67.8%, of our revenue was derived from international customers, and $9.6 million, or 32.2%, was derived from customers in the United States. Most of our long-lived assets are located in the United States. For more detailed information concerning our geographic segments, see Note 12 to our financial statements included elsewhere in this annual report.

Employees

      As of December 31, 2005, we employed 115 full-time and 32 part-time employees, of which 123 were located in Israel, and 24 were located in New York. We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

Available Information

      Our Internet address is www.deltathree.com. Through a link on the Investor Relations section of our website located at www.deltathree.com, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS

      Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should understand and carefully consider the risks below, as well as all of the other information contained in this annual report, including our financial statements and the related notes contained elsewhere in this report. Any of these risks could materially adversely affect our business, financial condition and results of operations and the trading price of our common stock, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to our Company

We have a history of losses and we are uncertain as to our future profitability.

      We have incurred significant losses since inception, and we may continue to incur significant losses for the foreseeable future. We reported net losses of $854,000 in 2005, approximately $3.2 million in 2004, and approximately $8.3 million in 2003. As of December 31, 2005, our accumulated deficit was approximately $152 million. We generated positive cash flow from operations of approximately $0.2 million during 2005 and $0.5 million during 2004. As a percentage of revenues, our net loss was 2.9% in 2005, 15.4% in 2004, and 63.4% in 2003. Our revenues may not grow or even continue at their current level. As a result, while we believe we have sufficient funds to meet our working capital requirements for at least the next fiscal year and although we attained profitability during the fourth quarter of 2005, we will need to increase our revenues and maintain our current cost structure to maintain profitability. If our revenues do not increase as much as we expect or if our expenses increase at a greater pace than revenues, we may not be able to maintain profitability. We cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

We may not be able to expand our revenue.

      Our business strategy is to expand our revenue sources to include the provision of VoIP telephony to several different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are primarily generated by sales of VoIP telephony through our direct consumer offering, iConnectHere, and our reseller and service provider sales channels (including sales of our Outsourced Platform Solution). VoIP telephony from these channels generated 96.1%, 96.02%, and 92.1% of our total revenues in 2005, 2004, and 2003, respectively.

      In the future, we intend to generate increased revenues in VoIP telephony, from multiple sources and customer bases, many of which are unproven. We expect that our revenues for the foreseeable future will be dependent on, among other factors:

      o sales of VoIP telephony, including sales of our Outsourced Platform Solution;

      o     acceptance and use of VoIP telephony;

      o     expansion of service and product offerings;

      o     traffic levels on our network;

      o the effect of competition, regulatory environment, international long distance rates and access and transmission costs on our prices; and

      o     continued improvement of our global network quality.

      We may not be able to sustain our current revenues or successfully generate additional revenues from the sale of VoIP telephony, including our Outsourced Platform Solution.

We may need additional capital to finance our operations and grow our business.

      Due to the nature of our industry, our future capital needs are difficult to predict. Therefore, we may require additional capital to fund some or all of the following:

      o introduction and deployment of our new, or existing, products and services;

      o     enhancement and expansion of our network;

      o     unanticipated opportunities;

      o     strategic alliances, and potential acquisitions;

      o     changing business conditions; and

      o     unanticipated competitive pressures.

      We intend to continue to expand our network and to introduce new products and services. These activities require significant marketing and promotional expenses that we often incur before we begin to receive the related revenue. While we believe we have sufficient funds to meet our working capital requirements for at least the next fiscal year, if our cash flow from operations is not sufficient to meet our capital expenditure and working capital requirements, we will need to raise additional capital. There can be no assurance that we will be able to raise such additional capital on favorable terms or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our business or our anticipated growth, which could have a material adverse effect on our business, financial condition, and results of operations.

Decreasing telecommunications prices may cause us to lower our prices to remain competitive, which could prevent our future profitability.

      Decreasing telecommunications prices may diminish or eliminate the competitive pricing advantage of our services. International and domestic telecommunications prices have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate that prices will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our services (or our resellers' or Outsourced Platform customers' services) to take advantage of the current pricing differential between traditional telecommunications prices and our (or our customers') prices may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. Such competition or continued price decreases may require us to lower our prices to remain competitive, may result in reduced revenue, a loss or decrease of customers and may prevent our future profitability.

We have a limited operating history upon which you can evaluate us.

      Although we commenced our operations in 1996, in 2000 we began to transform our business from a provider of wholesale minutes to carriers to our current role as a provider of VoIP solutions. We, therefore, have only a limited operating history upon which you can evaluate our current business and prospects. You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for VoIP telephony. These risks include our ability:

      o to increase acceptance of our VoIP telephony products and services (including our Outsourced Platform Solution);

      o     to compete effectively; and

      o     to develop new products and keep pace with developing technology.

      In addition, because we expect an increasing percentage of our revenues to be derived from our VoIP telephony products and services (including our Outsourced Platform Solution), our past operating results may not be indicative of our future results.

The success of our VoIP telephony products and services is dependent on the growth and public acceptance of VoIP telephony.

      The success of our VoIP telephony products and services is dependent upon future demand for VoIP telephony systems and services. In order for the VoIP telephony market to continue to grow, several things need to occur. Telephone and cable service providers must continue to invest in the deployment of high speed broadband networks to residential and business customers. VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. VoIP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. Service providers and resellers must be willing to use outsourced solutions providers for VoIP telephony. Furthermore, end users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as us. We will need to devote substantial resources to educate customers and end users about the benefits of VoIP telephony solutions in general and our services in particular. If any or all of these factors fail to occur, our business may decline.

Our future success depends on the growth in the use of the internet as a means of communications.

      If the market for VoIP telephony, in general, and our services in particular, does not grow at the rate we anticipate or at all, we will not be able to increase our number of users or generate revenues we anticipate. To be successful, VoIP telephony requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

      o     inconsistent quality or speed of service, including power outages;

      o     traffic congestion on the Internet;

      o     potentially inadequate development of the necessary infrastructure;

      o     lack of acceptable security technologies;

      o lack of timely development and commercialization of performance improvements; and

      o     unavailability of cost-effective, high-speed access to the Internet.

      If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, or its performance or reliability may decline. In addition, Web sites may from time to time experience interruptions in their service as a result of power outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, customers' use of the Internet and our products and services as a means of communications could decline or may not grow as we anticipate.

Intense competition could reduce our market share and decrease our revenue.

      The market for VoIP telephony is extremely competitive. Our competitors include both start-up IP telephony service providers and established traditional communications providers. Many of our existing competitors and potential competitors have broader portfolios of services, greater financial, management and operational resources, greater brand-name recognition, larger subscriber bases and more experience than we have. In addition, many of our IP telephony competitors use the Internet instead of a private network to transmit traffic. Operating and capital costs of these providers may be less than ours, potentially giving them a competitive advantage over us in terms of pricing.

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

      In addition, traditional carriers, cable companies and satellite television providers are bundling services and products that we do not offer together with internet telephony services. These services could include wireless communications, voice and data services, Internet access, and cable television. Although this provides us with the opportunity to offer these companies our products and services as a way for them to offer internet telephony services, these companies can also introduce these services on their own and may be able to bundle the services at a single attractive price. This could make it more difficult for us to compete against them with direct to consumer offerings of our own.

      If we are unable to provide competitive service offerings, we may lose existing customers and be unable to attract additional customers. In addition, many of our competitors, especially traditional carriers, enjoy economies of scale that result in a lower cost structure for transmission and related costs, which cause significant pricing pressures within the industry. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to make the technical advances necessary to be competitive which in turn will cause our business to suffer.

Potential fluctuations in our quarterly financial results may make it difficult for investors to predict our future performance.

      Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. The factors generally within our control include:

      o the rate at which we are able to attract users to purchase our VoIP telephony products and services, including our Outsourced Platform Solution;

      o the amount and timing of expenses to enhance marketing and promotion efforts and to expand our infrastructure; and

      o the timing of announcements or introductions of new or enhanced services by us.

      The factors outside our control include:

      o the timing of announcements or introductions of new or enhanced services by our competitors;

      o technical difficulties or network interruptions in the Internet or our privately-managed network; and

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

Our success depends on our ability to handle a large number of simultaneous calls, which our network may not be able to accommodate.

      We expect the volume of simultaneous calls to increase significantly as we expand our operations. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt, we could lose customers and our business, financial condition and results of operations could be materially and adversely affected.

Because we are unable to predict definitively the volume of usage and our capacity needs, we may be forced to enter into disadvantageous contracts that would reduce our operating margins.

      We may have to enter into additional long-term agreements for leased communications transmission capacity. To the extent that we overestimate our call volume, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenue. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means or such capacity may not be available. As a result, our margins could be reduced and our business, financial condition and results of operations could be materially and adversely affected.

We face a risk of failure of computer and communications systems used in our business.

      Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. We maintain communications systems in facilities in New York, Los Angeles, Chicago, Atlanta, London, Amsterdam, Hong Kong and Jerusalem. Although we have designed our network to reduce the possibility of disruptions or other outages, our systems and those that connect to our network are subject to damage or interruption from natural disasters, power loss, communications failure, hardware or software malfunction, network failures, physical or electronic break-ins, sabotage, computer viruses, intentional acts of terrorism or vandalism and other events that may be or may not be beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

Substantially all of the VoIP telephony calls made by our iConnectHere customers, and a large percentage of our services provider and reseller customers are connected through local telephone companies and, at least in part, through leased facilities that may become unavailable.

      We are not a local telephone company or a local exchange carrier. Our network covers only portions of the United States. Accordingly, we must route parts of some domestic and all international calls made by our ICH customers, and a large percentage of our service provider and reseller customers, over leased transmission facilities. In addition, because our network does not extend to homes or businesses, we must generally route calls through a local telephone company to reach our network and, ultimately, to reach their final destinations.

      In many of the foreign jurisdictions in which we conduct or plan to conduct business, the primary provider of significant in-country transmission facilities is the national telephone company, which may be the only provider in that country. Accordingly, we may have to lease transmission capacity at artificially high rates from such a monopolistic provider, and consequently, we may not be able to generate a profit on those calls. In addition, national telephone companies may not be required by law to lease necessary transmission lines to us or, if applicable law requires national telephone companies to lease transmission facilities to us, we may encounter delays in negotiating leases and interconnection agreements and commencing operations. Additionally, disputes may result with respect to pricing, billing or other terms of these agreements, and these disputes could affect our ability to continue to operate in these countries, which may materially and adversely affect our business, financial condition and results of operations.

Our computer systems and operations may be vulnerable to security breaches.

      We believe that the secure transmission of confidential information over the Internet, such as credit card numbers, is essential in maintaining user confidence in our services. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, our computer infrastructure is potentially vulnerable to physical or electronic computer viruses, break-ins and similar disruptive problems and security breaches that could cause interruptions, delays or loss of services to our users. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities or new technologies could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss, litigation and possible liability. Although we have experienced no security breaches to date of which we are aware, we cannot guarantee you that our security measures will prevent security breaches.

Operating internationally exposes us to additional and unpredictable risks.

      We intend to continue to enter additional foreign markets and expand our existing operations outside the United States. We cannot assure you that we will be successful in expanding into additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international basis, including:

      o     political and economic instability;

      o legal uncertainty regarding liability, regulations, tariffs and other trade barriers;

      o     fluctuations in exchange rates;

      o     potentially adverse tax consequences;

      o action by foreign governments or foreign telecommunications companies to limit access to our services;

      o     potentially weaker protection of intellectual property rights; and

      o uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

We have experienced losses as a result of fraud.

      We have experienced losses due to fraud. While in 2005 we experienced losses from fraud of less than 1% of our revenues, callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. While we have continued to implement anti-fraud measures in order to control losses relating to these practices, and these measures have proven to be effective today, these measures may not in the future be sufficient to effectively limit all of our exposure in the future from fraud and future losses could rise significantly above current levels.

We need to retain key personnel to support our products and ongoing operations.

      The development and marketing of our VoIP products and services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other key employees who have critical industry experience and relationships that we rely on to implement our business plan. Except for Mr. Shimmy Zimels, our Chief Executive Officer, none of our officers or key employees is bound by employment agreements for any specific term. The loss of the services of any of these officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees.

Our ability to provide our service is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers and limit our growth.

      Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. Our customers have experienced such interruptions in the past and will experience interruptions in the future. In addition, our new E-911 service is currently dependent upon a third-party provider. Interruptions in service from this vendor could cause failures in our customers' access to E-911 services. Interruptions in our service caused by third-party facilities have in the past caused and may in the future cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation and growth will be negatively impacted.

Third parties might infringe upon our proprietary technology.

      We cannot assure you that the steps we have taken to protect our intellectual property rights will prevent misappropriation of our proprietary technology. To protect our rights to our intellectual property, we rely on a combination of trademark and patent law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, strategic partners and others. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could materially harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending our intellectual property rights could result in significant financial expenses and managerial resources.

Our services may infringe on the intellectual property rights of others.

      Third parties may assert claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. We incorporate licensed third-party technology in some of our products and services. In these license agreements, the licensors have agreed to indemnify us with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right so long as we have not made changes to the licensed software. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in substantial monetary liability or may materially disrupt the conduct of our business.

Risks Related to our Industry

Government regulation and legal uncertainties relating to IP telephony could harm our business.

      Historically, voice communications services have been provided by regulated telecommunications common carriers. We offer voice communications to the public for international and domestic calls using IP telephony, and we do not operate as a licensed telecommunications common carrier in any jurisdiction. Based on specific regulatory classifications and recent regulatory decisions, we believe we should not be regulated as a telecommunications common carrier regulation in any of our markets. However, the growth of IP telephony has led to close examination of its regulatory treatment in many jurisdictions making the legal status of our services uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which we operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as ours to provide services or to increase the cost of providing such services. In addition, our services may be subject to regulation if regulators distinguish phone-to-phone telephony service using IP technologies over privately-managed networks such as our services from integrated PC-to-PC and PC-originated voice services over the Internet. Some regulators may decide to treat the former as regulated common carrier services and the latter as unregulated enhanced or information services.

      Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services through our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services, including obtaining appropriate regulatory authorizations for our local network partners or ourselves, changing our service arrangements for a particular country or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively. Further, regulations and laws that affect the growth of the Internet could hinder our ability to provide our services over the Internet.

      Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively or at all, which could limit our growth. Currently, there are several countries where regulations prohibit us from offering service. These regulations have had an immaterial impact on us in 2005. We, however, cannot assure you that these conditions will not have a material effect on our revenues and growth in the future. In addition, because customers can use our services almost anywhere that a broadband Internet connection is available, including countries where providing VoIP services is illegal, the governments of those countries may attempt to assert jurisdiction over us, which could expose us to significant liability and regulation. For a more detailed discussion of the regulation of IP telephony, see "Regulation."

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

The success of our business is affected by customers' unimpeded access to broadband service. Providers of broadband services may be able to block our services, which could adversely affect our revenue and growth.

            A portion of our customers must have broadband access to the Internet in order to use our service. Some providers of broadband access have taken measures that affect their customers' ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services. It is not clear whether suppliers of broadband access services have a legal obligation to allow their customers to access and use our service without interference. As a result of recent decisions by the U.S. Supreme Court and the FCC, providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers' access to VoIP or otherwise discriminating against VoIP providers. Interference with our service or higher charges for using our service could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth.

If we fail to comply with new FCC regulations requiring us to provide E-911 emergency calling services, we may be subject to fines or penalties, which could include disconnection of our service for certain customers or prohibitions on marketing of our services and accepting new customers in certain areas.

      On June 3, 2005, the FCC released an order, which we refer to as the VoIP E-911 Order, that imposed an obligation on VoIP providers to offer enhanced emergency calling services, or E-911, to their VoIP customers by November 28, 2005. Like other providers of nomadic VoIP services, we were unable to comply with all of the requirements of the VoIP E-911 Order by the deadline. Some of our customers currently receive E-911 service in conformity with the VoIP E-911 Order, but a number of our customers do not receive such service. We do not expect to be able to provide E-911 service to all of our customers in the short term. While the FCC did not require VoIP providers to discontinue service to customers that could not receive E-911 service, we could be subject to enforcement action by the FCC if we continue to be unable to provide such service to a significant number of our customers. Such enforcement actions could include monetary forfeitures, cease and desist orders, and other penalties.

      On November 28, 2005, we filed a request for partial waiver and extension of time of the FCC's VoIP E-911 rules for those customers to whom we could not provide E-911 service. Our petition remains pending. We cannot predict whether the FCC will grant or deny our petition. See "Regulation--VoIP E-911 Matters" for further information on the FCC's E-911 requirements.

      The VoIP E-911 Order also required us to notify our customers of any differences between our emergency calling services and those available through wireline telephone providers and to obtain affirmative acknowledgment from each of our customers of those notifications. We notified our customers of the differences in our emergency calling service and have received affirmative acknowledgement from substantially all of our customers.

      We are not currently accepting customers in areas where we cannot provide E-911 service in conformity with the FCC's rules. This has adversely impacted the ability of our consumer division, ICH, to accept new customers and may also have an adverse effect on our sales to customers who resell our service.

Various fees and taxes will increase our costs and our customers' cost of using our services.

      There are numerous fees and taxes assessed on traditional telephone services that we believe have not been applicable to us and that we have not paid in the past. However, we may begin to collect and remit some of these fees and taxes in the future. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance, this will have the effect of decreasing any price advantage we may have.

      In addition, it is possible that we will be required to collect and remit sales taxes in several states where we have not done so in the past. We are in the process of discussing the applicability of sales and other taxes with numerous states and we may proactively enter into discussions with additional states as conditions warrant. In the states where we determine that we need to collect and remit sales taxes, we will comply with the administrative rules existing in that state.

      States have or may take the position that we should have collected sales taxes in the past. If so, they may seek to collect those past taxes from us and impose fines, penalties or interest charges on us. Our payment of these past taxes and related charges could have a material adverse effect on us.

We may be required to contribute to the Universal Service Fund, increasing our cost of providing services. If we collect those contributions from our customers, the cost advantage we offer customers would be reduced.

      FCC regulations require providers of interstate telecommunications services, but not providers of information services, to contribute to the federal Universal Service Fund, or USF. Currently, we are not subject to direct contribution to the USF, although we do contribute indirectly to the USF through our purchase of telecommunications services from our suppliers. The FCC is considering a number of proposals that could alter the way that the USF is assessed. For instance, the FCC is considering an assessment based on the use of telephone numbers, in which case we would be required to contribute directly to the Universal Service Fund. In addition, the FCC may increase the contribution obligations of our suppliers, which would result in an increase in the surcharges those suppliers charge to us. We intend to collect from our customers any additional USF contributions we are required, directly or indirectly, to make. Many of our competitors are required to contribute directly to the USF and already collect those USF contributions from their customers.

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

      o     payment of dividends on our capital stock; and

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

      o     our entry into strategic partnerships or joint ventures; and

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

      Our common stock is currently listed on the Nasdaq Capital Market. The listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq Capital Market effective on September 17, 2002. We currently meet all criteria for continued inclusion in the Nasdaq Capital Market. However, based on the volatile nature of our stock price, we can make no assurances that we will continue to do so. Failure to meet these criteria could result in our delisting from the Nasdaq Capital Market. If our shares were to be delisted from the Nasdaq Capital Market, our shares would continue to trade, if at all, on the OTC Bulletin Board, upon application by the requisite market makers. This would adversely impact our stock price, as well as the liquidity of the market for our shares which, as a result, would adversely affect the ability of our stockholders to purchase and sell their shares in an orderly manner, or at all. Furthermore, a delisting of our shares could damage our general business reputation and impair our ability to raise additional funds. Any of the foregoing events could have a material adverse effect on our business, financial condition and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2. PROPERTIES

      We lease our executive offices at 75 Broad Street, New York, New York at an annual cost of approximately $650,000, which increases annually to $815,000 for the final year of the lease. The term of the lease is until July 2010, with an option to extend the lease for an additional five years. In October 2003 we entered into a sub-lease agreement with a third party to sub-lease approximately 30% of the overall the New York office space. The annual sub-lease income was $148,830 for 2005, increasing annually to $168,000 for the final year of the sub-lease and the term extends until July 2010.

      We lease a 1,290 square meter office, which houses our research and development facilities, in Jerusalem, Israel at an annual cost of $205,000. In February 2003, we signed an amendment that extended the term of our lease through February 2006. In September 2005, we signed an additional amendment that extended our lease term through December 2009. We have an option to further extend the term of the lease for an additional 5 years through December 2014.

ITEM 3. LEGAL PROCEEDINGS

      We, as well as certain of our former officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York, arising out of our initial public offering in November 1999. On August 31, 2005, the United States District Court granted preliminary approval of an omnibus settlement of the litigation between the plaintiffs and issuer defendants. Final approval is pending. Under the terms of the settlement, we are not conceding any liability and we presently do not expect to make any payments under the pending settlement, other than legal fees we may incur (which fees are being submitted to the insurance carrier for reimbursement).

      We are not a party to any other material litigation and are not aware of any other pending or threatened litigation that could have a material adverse effect on us or our business taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our Annual Meeting of Stockholders (the "Meeting") on December 20, 2005. The following matters were submitted to our stockholders for their vote, and the results of the votes taken at the Meeting were as follows:

      (1) Seven Directors were elected for a term of one year, serving until our next annual meeting of stockholders:

      (a) Noam Bardin          27,105,919 votes for; 122,772 votes withheld;

      (b) Noam Ben-Ozer        27,106,906 votes for; 121,785 votes withheld;

      (c) Ilan Biran           27,007,321 votes for; 221,370 votes withheld;

      (d) Benjamin Broder      27,008,421 votes for; 220,270 votes withheld;

      (e) Joshua Maor          26,827,674 votes for; 401,017 votes withheld;

      (f) Lior Samuelson       27,100,006 votes for; 128,685 votes withheld; and

      (g) Shimmy Zimels        27,085,034 votes for; 143,657 votes withheld.

      (2) The appointment of Brightman Almagor & Co., a member firm of Deloitte & Touche, as our independent auditors for the fiscal year ending December 31, 2005 was ratified by the following vote: 27,129,646 votes for; 31,090 votes against; and 67,955 abstentions.

      (3) Our proposal to amend our 2004 Stock Incentive Plan was approved by the following vote: 15,143,222 votes for; 798,703 votes against; and 42,464 abstentions.

      (4) Our proposal to amend our 2004 Non-Employee Director Stock Option Plan was approved by the following vote: 15,405,327 votes for; 539,012 votes against; and 40,051 abstentions.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our common stock is currently listed on the Nasdaq Capital Market under the symbol "DDDC". The listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq Capital Market effective on September 17, 2002. Our common stock had traded on the Nasdaq National Market under the symbol "DDDC" since November 22, 1999. We currently meet all criteria for continued inclusion in the Nasdaq Capital Market.

      The following table sets forth the per share range of high and low closing sales prices of our common stock for the periods indicated:

                                                         High       Low
                                                         ----       ---
 Year ended December 31, 2004
      First quarter                                      3.43      2.17
      Second quarter                                     2.69      1.27
      Third quarter                                      3.19      1.78
      Fourth quarter                                     3.70      1.95
 Year ended December 31, 2005
      First quarter                                      6.67      3.20
      Second quarter                                     4.16      2.84
      Third quarter                                      3.44      2.55
      Fourth quarter                                     3.11      2.43
 Year ended December 31, 2006
      First quarter (through March 24h, 2006)            3.50      2.51


      On March 24, 2006, the last reported sale price for our common stock on the Nasdaq Capital Market was $2.79 per share. The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders

      As of March 24, 2006, we had approximately 125 holders of record of the 30,000,982 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Recent Sales of Unregistered Securities

      None.

Issuer Purchases of Equity Securities

        None.

ITEM 6. SELECTED FINANCIAL DATA

      You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Brightman Almagor & Co., a member firm of Deloitte Touche, independent certified public accountants, audited our historical financial statements since inception and as of and for the years ended December 31, 2001, 2002, 2003, 2004 and 2005. Their report appears elsewhere in this annual report. The selected financial data for each of the years in the three-year period ended December 31, 2005, and as of December 31, 2004 and 2005 is derived from our consolidated financial statements that have been included in this annual report. The selected financial data as of December 31, 2001, 2002 and 2003, and for the years ended December 31, 2001, 2002, and 2003 is derived from consolidated financial statements that have not been included in this annual report.

                                                                                     Year Ended December 31,
                                                                    --------------------------------------------------------
                                                                      2001        2002        2003        2004        2005
                                                                    --------    --------    --------    --------    --------
                                                                                         (In thousands)

Statement of Operations Data:
         Revenues:
            Affiliates ..........................................   $  1,669    $     --    $     --    $     --    $     --
            Non-affiliates ......................................     13,991      12,929      13,162      21,069      29,714
         Total revenues .........................................     15,660      12,929      13,162      21,069      29,714
         Costs and operating expenses:
            Cost of revenues ....................................    (13,486)     (8,934)     (8,393)    (13,791)    (18,698)
            Research and development expenses ...................     (5,648)     (3,435)     (2,326)     (2,531)     (3,228)
            Selling and marketing expenses ......................     (7,800)     (3,910)     (3,325)     (3,274)     (4,173)
            General and administrative expenses .................     (6,982)     (2,158)     (2,062)     (2,194)     (2,912)
            Non-cash compensation expense .......................       (825)       (270)         --          --          --
            Depreciation and amortization .......................     (8,996)     (6,606)     (5,584)     (2,731)     (1,931)
            Write-down of fixed assets ..........................     (1,003)         --          --          --          --
            Expenses due to cancellation of supplier agreement ..     (3,628)         --          --          --          --
            Impairment of goodwill ..............................     (4,151)         --          --          --          --
         Total costs and operating expenses .....................    (52,519)    (25,313)    (21,690)    (24,521)    (30,942)
         Loss from operations ...................................    (36,859)    (12,384)     (8,528)     (3,452)     (1,228)
         Interest income, net ...................................      1,677         448         245         269         418
         Income taxes ...........................................       (552)       (141)        (57)        (66)        (44)
         Net loss ...............................................   $(35,734)   $(12,077)   $ (8,340)   $ (3,249)   $   (854)
         Net loss per share - basic and diluted .................   $  (1.23)   $  (0.42)   $  (0.29)   $  (0.11)   $  (0.03)
         Weighted average shares outstanding  - basic and diluted     29,035      28,888      28,989      29,347      29,672


                                                                                     Year Ended December 31,
                                                                    --------------------------------------------------------
                                                                      2001        2002        2003        2004        2005
                                                                    --------    --------    --------    --------    --------
                                                                                         (In thousands)
Balance Sheet Data:
Cash and cash equivalents .......................................   $ 13,583    $  5,681    $  1,682    $  4,856    $  3,847
Short-term investments ..........................................     14,192      15,552      16,442      10,527      10,648
Working capital .................................................     23,374      17,675      14,820      10,285      10,264
Long-term investments ...........................................         --          --          --       1,216       1,095
Total assets ....................................................     45,869      32,197      23,643      22,273      21,504
Total stockholder's equity ......................................     38,921      27,114      19,141      16,025      15,561

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this annual report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "target," "goal," "project," "intend," "plan," "believe," "seek," variations of such words and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors." Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Overview

      We are a leading provider of integrated VoIP telephony services, products, hosted solutions, and infrastructure. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering IP telephony services. While we began as primarily a low-cost alternative source of wholesale minutes for carriers around the world, we have evolved into one of the premier providers of next generation communication services in the world.

      Today we support hundreds of thousands of active users around the globe through our two primary distribution channels: our Service Provider and Reseller channel and our iConnectHere, or ICH, direct-to-consumer channel. We offer a broad suite of private label VoIP products and services as well as a back-office platform for service providers, resellers, and corporate customers. Based on our customizable VoIP solutions, these customers can offer private label telecommunications to their own customer bases, under either their own brand name, a white-label brand, and/or our iConnectHere or deltathree brand name. At the same time, iConnectHere, our direct-to-consumer offering, provides award-winning VoIP products directly to consumers and small businesses online using the same primary platform.

       In 2005, we remained focused on increasing the market penetration of our core VoIP solutions and on continuing to diversify and expand our customer base. As a result, we continued to sell an increasing diverse set of VoIP products and services to our growing Service Provider and Reseller base. We also focused on enhancing our service delivery offering suite by successfully launching a turnkey VoIP solution for medium size cable and Internet service providers, and we added new features to our VoIP products, launched new distribution lines for our consumer group, and upgraded our network capacity.

      Going forward, we expect to continue to devote a significant amount of our resources to develop and expand our Service Provider and Reseller base and we expect our revenue from this key channel to represent a growing percentage of our total revenue over the next several years. We are actively marketing our products and services to a large number of broadband operators, including telecom, cable companies, Internet service providers, and consumer oriented retailers around the world. We believe these companies may prefer to buy our offerings instead of building their own internally developed VoIP service.

Trends in Our Industry and Business

      A number of factors in our industry and business have a significant effect on our results of operations and are important to an understanding of our financial statements. These trends include:

      Overall Economic Factors: Our operations and earnings are affected by local, regional and global events or conditions that affect supply and demand for telecommunications products and services. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; changes in demographics, including population growth rates and consumer preferences. Our strategy and execution focus is predicated on an assumption that these factors will continue to promote strong desire for the utilization of telephony products and services and that the cost and feature advantages of VoIP alternatives will not be negatively impacted by unforeseen changes in these factors.

      Industry: The telecommunications industry is highly competitive. In recent years we have seen new sources of supply for our underlying infrastructure that have reduced our overall costs of operation, including both advances in telecommunications technology and advances in technology relating to telecommunications usage, and have enjoyed the benefits of competition among these suppliers for a relatively limited amount of viable customers. These decreases were driven largely by reduced vendor pricing associated with our increased purchasing power and, to a lesser extent, cost savings associated with an increasing portion of calls between users of our own services, which have no termination costs associated with them. A key component of our competitive position, particularly given the number and range of competing communications products, is our ability to manage operating expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency.

      Consumer Demand: There is significant competition within the traditional telecommunications marketplaces (landline and wireless) and also with other emergent "next generation" telecommunications providers, including IP telecommunications providers, in supplying the overall telecommunications needs of businesses and individual consumers, and several of the larger traditional telecommunications companies have announced intentions to merge, which will create even larger competitors. We compete with other telecommunications firms in the sale and purchase of various products and services in many national and international markets and employ all methods of competition that are lawful and appropriate for such purposes. A key component of our competitive position, particularly given the commodity-based nature of many of our products, is our ability to sell to a growing demand base for alternative communications products, in both the developed and developing global marketplace.

      Within the developed global marketplace, our ability to sell broadband VoIP telephony products and services is directly linked to the significant growth rate of broadband adoption, and we expect this trend to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

      Within the developing areas of the world, our ability to sell alternative telephony products and services is linked to both the increasing baseline economic trends within these countries as well as the growing desire for individuals and businesses to communicate and do business outside of their own countries. We expect these trends to continue, and benefit from them because both the ability to afford long distance calls and the desire to make them increases as a result.

      Political Factors: Our operations and earnings have been, and may in the future be, affected from time to time in varying degree by political instability and by other political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of company facilities; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights; and telecommunications regulations. Both the likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. At the same time, VoIP is becoming legal in more countries as governments seek to increase competition, and this affects us in a positive manner as service providers and resellers seek to meet their customers' telecommunications needs with newly available solutions. Both the likelihood of VoIP legalization and its overall effect upon us vary greatly from country to country and are not predictable.

      Regulatory Factor: Our business has developed in an environment largely free from regulation. However, the United States and other countries have begun to examine how VoIP services should be regulated, and a number of initiatives could have an impact on our business. These initiatives include the assertion of state regulatory and taxing authorities over us, FCC rulemaking regarding emergency calling services, CALEA, and Electronic Privacy, and proposed reforms for the inter-carrier compensation system. Complying with regulatory developments will impact our business by increasing our operating expenses, including legal fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees we pay. We may impose additional fees on our customers in response to these increased expenses. This would have the effect of increasing our revenues per customer, but not our profitability, and increasing the cost of our services to our customers, which would have the effect of decreasing any price advantage we may have.

      Project Factors: In addition to the factors cited above, the advancement, cost and results of particular projects depend on the outcome of: negotiations with potential partners, governments, suppliers, customers or others; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties or enhancements. The likelihood of these items occurring and its overall positive or negative effect upon us vary greatly from project to project and are not predictable.

      Risk Factors: See "--Risk Factors" for a discussion of the impact of market risks, financial risks and other uncertainties.

Revenues

      Our revenues are derived from resellers, service providers, and end-users of our VoIP telephony products and services, including PC-to-Phone, and Broadband Phone. All revenues are recognized at the time the services are performed. The provision of VoIP telephony products and services through our service provider and reseller sales efforts (including sales of our Outsourced Platform Solution) accounted for 77.5% and 61.2% of our total revenues in 2005 and 2004, respectively, while the provision of VoIP telephony (primarily PC-to-Phone) through iConnectHere accounted for 22.36% and 33.96% of our total revenues in 2005 and 2004, respectively.

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

      o Selling and marketing expenses consist primarily of expenses associated with our direct sales force incurred to attract potential service provider, reseller, and corporate customers and advertising and promotional expenses incurred to attract potential consumer users of iConnectHere. We anticipate that as we add new paid users we will be able to spread these costs over a larger revenue base and accordingly improve our operating margins.

      o General and administrative expenses consist primarily of compensation and benefits for management, finance and administrative personnel, occupancy costs and legal and accounting fees, as well as the expenses associated with being a public company, including the costs of directors' and officers' insurance.

      We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2005. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

Critical Accounting Policies

      The Securities and Exchange Commission, or SEC, defines critical accounting policies as those that are, in management's view, most important to the portrayal of a company's financial condition and results of operations and most demanding on their calls on judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We believe our most critical accounting policies relate to:

   Revenue recognition and deferred revenue: We record revenue from Internet telephony services based on minutes (or fractions thereof) of customer usage. We record revenue from related services based on completion of the specific activities associated with the services. We record payments received in advance for prepaid services and services to be supplied under contractual agreements as deferred revenue until such related services are provided. We estimate the allowance for doubtful accounts by reviewing the status of significant past due receivables and analyzing historical bad debt trends and we then reduce accounts receivables by such allowance for doubtful accounts to expected net realizable value.

   Long-lived Assets: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

      o significant decrease in the market price of a long-lived asset (asset group);

      o significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition;

      o significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator;

      o accumulation of costs significantly in excess of the amount originally expected for the acquisition of the long-lived asset (asset group);

      o current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and

      o current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

We determine the recoverability of long-lived assets based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Such estimation process is highly subjective and involves significant management judgment. Determination of impairment loss from long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Results of Operations

      The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:

                                             Year Ended December 31,
                                            -------------------------
                                             2005      2004      2003
                                            -----     -----     -----
Revenues:
  Total revenues ........................   100.0     100.0     100.0
Costs and operating expenses:
  Cost of revenues ......................    62.9      65.5      63.8
  Research and development expenses .....    10.9      12.0      17.7
  Selling and marketing expenses ........    14.0      15.5      25.3
      General and administrative expenses     9.8      10.4      15.7
  Depreciation and amortization .........     6.5      13.0      42.4
                                            -----     -----     -----
Total costs and operating expenses ......   104.1     116.4     164.9
                                            -----     -----     -----
Loss from operations ....................    (4.1)    (16.4)    (64.9)
Interest income, net ....................     1.4       1.3       1.9
Income taxes ............................    (0.1)     (0.3)     (0.4)
                                            -----     -----     -----
Net Loss ................................    (2.8)%   (15.4)%   (63.4)%
                                            =====     =====     =====


Comparison of 2005 and 2004

Revenues

      Revenues increased approximately $8.6 million or 41% to approximately $29.7 million in 2005 from approximately $21.1 million in 2004. Revenues from VoIP telephony through our service provider and reseller sales efforts increased approximately $9.3 million or 68% to approximately $23 million in 2005 from approximately $12.9 million in 2004, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base. Revenues from VoIP telephony (primarily PC-to-Phone) through iConnectHere decreased approximately $0.5 million or 7% to approximately $6.6 million in 2005 from approximately $7.1 million in 2004 due primarily to a lower number of PC-to-Phone and Broadband Phone calls being placed by a decreasing user base. No customer accounted for 10% or more of our sales during 2005.

Costs and Operating Expenses

      Cost of revenues. Cost of revenues increased by $4.9 million or 35% to $18.7 million in 2005 from $13.8 million in 2004, due primarily to an increase in the amount of traffic being terminated.

      Research and development expenses. Research and development expenses increased by $0.7 million or 28% to $3.2 million in 2005 from $2.5 million in 2004, due to increased personnel costs associated with the development of new services and enhancements to our existing services.

      Selling and marketing expenses. Selling and marketing expenses increased by $0.9 million or 28% to $4.1 million in 2005 from $3.2 million in 2004, due to an increase in branding and promotional activities.

      General and administrative expenses. General and administrative expenses increased by $0.7 million or 32% to $2.9 million in 2005 from $2.2 million in 2004, primarily due to increased personnel and occupancy costs.

      Depreciation and amortization. Depreciation and amortization decreased by $0.8 million or 30% to $1.9 million in 2005 from $2.7 million in 2004, due to a lower relative level of capital expenditures in 2005 compared to prior years.

Loss from Operations

      Loss from operations decreased by $2.3 million or 66% to $1.2 million in 2005 from $3.5 million in 2004, due primarily to the decrease in costs and operating expenses, including selling and marketing expenses.

Interest Income, Net

      We earned interest income of $0.4 million in 2005 compared to $0.3 million in 2004 due primarily to moderately higher interest rates earned on the moderately reduced balance of the remaining proceeds from our initial public offering.

Income Taxes, Net

      We paid net income taxes of $0.1 million in 2005 compared to $0.1 million in 2004.

Net Loss

      Net loss decreased $2.2 million or 69% to $1 million in 2005 from $3.2 million in 2004, due to the foregoing factors.

Comparison of 2004 and 2003

Revenues

      Revenues increased approximately $7.9 million or 60% to approximately $21.1 million in 2004 from approximately $13.2 million in 2003. Revenues from VoIP telephony through our service provider and reseller sales efforts (including sales of our Outsourced Platform Solution) increased approximately $7.0 million or 118.6% to approximately $12.9 million in 2004 from approximately $5.9 million in 2003, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base. Revenues from VoIP telephony (primarily PC-to-Phone) through iConnectHere increased approximately $0.9 million or 14.5% to approximately $7.1 million in 2004 from approximately $6.2 million in 2003 due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base.

      Three "Master Resellers" accounted for approximately 16.4% and 9.4% and 5.4% of our sales, respectively, during 2004.

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

Liquidity and Capital Resources

      Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations. As of December 31, 2005, we had an accumulated deficit of approximately $151.9 million.

      As of December 31, 2005, we had cash and cash equivalents of approximately $3.8 million, restricted cash and short-term investments of approximately $10.7 million, long-term investments of approximately $1.2 million, and working capital of approximately $ 10.3 million.

      Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. We generated positive cash flow from operating activities of approximately $0.2 million during 2005 compared with positive cash flow from operating activities of $0.5 million during 2004. In 2005 compared to 2004, even though we were able to reduce our net loss by $2.4 million this was offset by the net changes we experienced in our current assets and liabilities, a decrease of $0.9 million, and a decrease in our depreciation charges by $0.8 million. The changes that we experienced in our current assets and liabilities were driven by our strong growth in revenue and our ability to continue to slow our cash burn and pay down some of our current liabilities associated with employee related expenses. In 2004 our net loss of $3.2 million was higher than in 2005, but this was offset by our depreciation adjustment $2.7 million and our increase in accounts payable and deferred revenues, which together equaled approximately $1.0 million.

      Net cash used in investing activities is generally driven by our annual capital expenditures and changes in our short and long term investments. In 2005, we spent $1.4 million on capital expenditures and increased our investments by $0.2 million, for a net increase use of $1.6 million. During 2004 net cash provided by investing activities was $2.5 million, mainly due to $2.3 used for purchase of property and equipment offset by $4.8 million that was taken from our investments and used to fund our ongoing losses.

      Financing cash flows consist primarily of proceeds from exercise of employee options. During 2005, 2004 and 2003 our employees exercised options of $0.4 million, $0.1 million and $0.4 million, respectively.

      We obtained our funding from our utilization of the remaining proceeds from our initial public offering, offset by positive or negative cash flow from our operations. These proceeds are maintained as cash, restricted cash, and short and long term investments. Based on current trends in our operations, these funds will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that our business plan is implemented successfully, and that:

      o     our recent revenue trends continue to increase;

      o our expense trends remain at or near the rates of 2005 rates, which were somewhat reduced compared to the previous the year, as a percentage of revenues, through a continuous focus on maximizing our personnel utilization, curtailment of discretionary expenditures, and optimized network rent and termination rates from our carriers; and

      o our net cash-burn rate, which was significantly reduced compared to the previous year due to the foregoing factors to approximately $0.8 million during 2005, continues to improve throughout 2006 and beyond.

      To the extent that these trends do not remain steady or if in the longer-term we are not able to successfully implement our business strategy we may be required to raise additional funds for our ongoing operations. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. If additional funds are raised through the issuance of debt securities, we may not be able to obtain additional subsequent financing, if necessary, if the debt security contains certain covenants restricting our ability to obtain additional financing while such debt security is outstanding. We cannot assure you that any third party will be willing or able to provide additional capital on favorable terms or at all.

Contractual Obligations and Commercial Commitments

   The following table sets forth our future contractual obligations and commercial commitments in total, for each of the next five years and thereafter.

                             Payments due by period (in thousands of dollars)
                          -----------------------------------------------------
                                  Less than                           More than
                          Total    1 year     1-3 years   3-5 years    5 years
                          -----   ---------   ---------   ---------   ---------
Contractual obligations
Real Estate Leases        5,888       1,033       2,128       1,829         898
Auto Leases                 410         235         175          --
Other Operating Leases        6           3           3          --          --
Purchase Obligations          2           2          --          --          --
      Total               6,356       1,323       2,306       1,829         898


Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's Consolidated Financial Statements required by this Item are set forth in Item 15 beginning on page F-1 of this report.

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

ITEM 9B. OTHER INFORMATION

      Listed below for our named executive officers are the salaries that were awarded during fiscal 2005, the bonuses that were earned for performance during 2005 but awarded in 2006, and the salaries that have been established for fiscal 2006. Bonuses for fiscal 2006 have not yet been determined.

Executive Officer                          2005 Salary      2005 Bonus (2)      2006 Salary
--------------------------------------------------------------------------------------------
Shimmy Zimels                            $ 248,800(1)(3)       $ 50,000        $ 258,000 (3)
      Chief Executive Officer
      and President
Paul C. White (4)                          $ 235,300(3)           $0(5)             ---
      Chief Financial Officer
Guy Gussarsky                                $182,000          $ 30,000           --- (6)
      Executive VP Sales and Business
      Development

(1) Of such amount, Mr. Zimels deferred $48,800 to be paid to him at a time of his choosing in 2006.

(2) Bonus shown is the aggregate amount of bonuses earned by the executive in 2005, under our 1999 Performance Incentive Plan, for his performance during 2005.

(3)   Salary shown is per the executive's employment agreement.

(4)   Mr. White resigned effective as of February 28, 2006.

(5) In connection with Mr. White's resignation, Mr. White received certain severance and benefits in lieu of any bonuses for his performance during 2005. For additional information about the severance and benefits, please see the information under "Executive Compensation - Employment Agreements, Termination of Employment and Change-in-Control Arrangements."

(6) Mr. Gussarsky's salary is the sum of a base amount and commission derived from certain revenue achieved during the fiscal year. The salary cannot be determined until the end of fiscal 2006.

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

      Noam Bardin, 34, Chairman of the Board. Mr. Bardin co-founded deltathree and served as Chief Executive Officer and President from July 2000 through June 2002. Mr. Bardin has served as Chairman of the Board since April 2002. Mr. Bardin served as Vice President of Technology and Chief Technology Officer of deltathree since June 1997 before being named President and Chief Executive Officer in April 2000. He served as Global Network Director from November 1996 to May 1997. Prior to founding deltathree, he served as Director of Operations at Ambient Corporation. Mr. Bardin earned a B.A. in Economics from the Hebrew University (Jerusalem) and an M.P.A. from the Harvard University Kennedy School of Government.

      Noam Ben-Ozer, 42, Director. Mr. Ben-Ozer was named a director of deltathree in September 2004. Mr. Ben-Ozer currently serves as a Director, and is Chairman of the Audit Committee for Equity-One, Inc., a NYSE-listed real estate investment trust. Mr. Ben-Ozer is the founder of Focal Advisory, a consulting and mergers and acquisitions firm based in Boston, Massachusetts. Previously, Mr. Ben-Ozer co-founded iPhrase Technologies, Inc., a privately-held software company. From 1994 to 1999, Mr. Ben-Ozer served as a consultant for Bain & Company, a management consulting company. From 1993 to 1994, Mr. Ben-Ozer served as an outside consultant to Lernout & Hauspie Speech Products. Mr. Ben-Ozer is a certified public accountant in Israel and received an M.B.A. from the Harvard Business School.

      Ilan Biran, 59, Director. Mr. Biran has served as a director of deltathree since December 2003. Mr. Biran brings a wealth of business and management experience from the telecom and defense industries. Since January 2004, Mr. Biran has served as the Chairman of YES Satellite Television, one of the leading satellite television companies in Israel. From 1999 to 2003, Mr. Biran served as the President and CEO of Bezeq Ltd. - the Israeli PTT, with annual sales of over $2 billion and approximately 16,000 employees. Mr. Biran holds the rank of Major General (res.) in the Israeli Defense Force where, as Commander of the IDF's Central Command, he played an active role in reaching the peace agreements with Jordan. From 1996 to 1999, he served as the Director General of the Israeli Ministry of Defense, and prior to that command, he held a wide variety of senior-level positions in other Israeli units, since 1964. Mr. Biran holds a B.A. in Economics and Business Administration from Bar-Ilan University, and holds an Associate Diploma in Strategy and Political Economic Research from Georgetown University. He is also a graduate of the U.S. Marine Corps Command and Staff College. In addition, Mr. Biran's public activities include: serving as the Israeli Prime Minister's Special Coordinator for POWs and MIAs, and since 1996, has served as the Chairman of the Board of Directors of the Israeli Oil Refineries, Ltd.

      Benjamin Broder, 42, Director. Mr. Broder has served as a director of deltathree since July 24, 2005. As of 2002, Mr. Broder has served as the Finance Director of Atarey. From 1996 to 2001, Mr. Broder worked as the chief financial officer of a telecom start-up company and a bio-tech start-up company. Previously, Mr. Broder also held various positions with several leading banks, including HSBC, Bank Hapoalim, and Bank of Israel. Mr. Broder earned a B.S. degree in Economics from University of London. Mr. Broder is a Chartered Accountant in the U.K. and a C.P.A. in Israel.

      Joshua Maor, 69, Director. Mr. Maor has served as a director of deltathree since June 2001. Mr. Maor has served as the Chairman of Commutech Holding & Investments Ltd., an investment holding company which engages primarily in investments in high tech companies, since January 2002, and as the Chairman of the board of Mofet Venture Capital since 2001. Mr. Maor served as both the Chairman and Chief Executive Officer Green Venture Capital Ltd from 1997 to January 2002. From 1996 through 1997, Mr. Maor was the Chairman of I.B.M. Israel Ltd., which distributes and provides services for I.B.M. products, and I.B.M. Science and Technology Ltd., a research and development company. Mr. Maor served as a member of our Advisory Board from 1997 through 1998.

      Lior Samuelson, 56, Director. Mr. Samuelson has served as a director of deltathree since August 2001. Since August 1999, Mr. Samuelson has served as a Co-Founder and Principal of Mercator Capital. His experience includes advising clients in the Technology, Communications and Consumer sectors on mergers, acquisitions and private placements. From March 1997 to August 1999, Mr. Samuelson was the President and CEO of PricewaterhouseCoopers Securities. Prior to that, he was the President and CEO of The Barents Group, a merchant bank specializing in advising and investing in companies in emerging markets. Mr. Samuelson was also the Co-Chairman of Peloton Holdings, a Private Equity management company. Before that, he was a managing partner with KPMG and a senior consultant at Booz, Allen & Hamilton. Mr. Samuelson earned B.S. and M.S. degrees in Economics from Virginia Polytechnic University.

      Shimmy Zimels, 40, Chief Executive Officer and President and Director. Mr. Zimels has served as Chief Executive Office and President since June 2002, and served as Vice President of Operations and Chief Operating Officer of deltathree since June 1997, before being named President and Chief Executive Officer in June 2002. Prior to joining deltathree, Mr. Zimels was the Controller and Vice President of Finance at Net Media Ltd., a leading Israel based Internet Service Provider, from June 1995 to June 1997. From April 1991 to May 1995, Mr. Zimels was a senior tax auditor for the Income Tax Bureau of the State of Israel. Mr. Zimels graduated with distinction from Hebrew University with a degree in Economics and Accounting and holds a Masters in Economics from Hebrew University.

      Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the Nasdaq Stock Market: Noam Bardin, Noam Ben-Ozer, Ilan Biran, Benjamin Broder, Joshua Maor and Lior Samuelson.

Executive Officers

      Set forth below is a brief description of the present and past business experience of each of the persons who serve as our executive officers or key employees who are not also serving as directors.

      Guy Gussarsky, 34, Executive Vice President of Sales and Business Development. Mr. Gussarsky joined deltathree in August 2000, and most recently became Executive Vice President of Sales and Business Development in January 2006. Mr. Gussarsky is responsible for all aspects of the Company's worldwide sales and business development activities. Prior to assuming this role, Mr. Gussarsky held several other positions within deltathree, including Vice President of Business Development for Europe, Middle East and Africa (EMEA) as well as Director of Products. Prior to joining deltathree, Mr. Gussarsky worked at I Gornitzky and Co., a leading Israeli law firm, and also served as an officer in the Israeli Special Forces. Mr. Gussarsky graduated with a distinction from Hebrew University with a degree in Law and Accounting.

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

      The Board had six regular and no special meetings during the fiscal year ended December 31, 2005. During the fiscal year ended December 31, 2005, each member of the Board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director. None of our directors attended our annual meeting of stockholders held in 2005. The Board established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. The functions of these committees and their current members are set forth below.

      The Compensation Committee is responsible for evaluating our compensation policies, determining our executive compensation policies and guidelines and administering our stock option and compensation plans. The Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and conducts its decision making process with respect to that issue without the presence of the Chief Executive Officer. All members of the Compensation Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market. The Compensation Committee had 5 meetings during 2005. Benjamin Broder (Chairman), Noam Ben-Ozer and Joshua Maor are the current members of the Compensation Committee. Please also see the report of the Compensation Committee set forth elsewhere in this annual report.

      The Nominating and Governance Committee is responsible for assisting, identifying, and recommending qualified candidates for director nominees to the Board, and leading the Board in its annual review of the Board's performance. All members of the Nominating Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market. The Nominating and Governance Committee had one meeting during 2005. Joshua Maor (Chairman), Noam Bardin and Benjamin Broder are the current members of the Nominating and Governance Committee. The Nominating and Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors it deems relevant, such as a candidate's personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need in the Board, and concern for the long-term interests of our stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at our 2006 Annual Meeting of Stockholders using the procedures set forth in the Company's By-laws, it must follow the procedures described under "Nomination of Directors" in our By-laws. If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, it should submit any pertinent information regarding the candidate to the Chairman of the Nominating and Governance Committee by mail at 75 Broad Street, New York, New York 10004. A copy of the Nominating Committee's written charter is publicly available on the Company's website at www.deltathree.com.

      The Audit Committee recommends to the Board the appointment of the firm selected to serve as our independent auditors and monitors the performance of such firm; reviews and approves the scope of the annual audit and evaluates with the independent auditors our annual audit and annual financial statements; reviews with management the status of internal accounting controls; evaluates issues having a potential financial impact on us which may be brought to the Audit Committee's attention by management, the independent auditors or the Board; evaluates our public financial reporting documents; reviews the non-audit services to be performed by the independent auditors, if any; and considers the effect of such performance on the auditor's independence. Ilan Biran (Chairman), Noam Ben-Ozer and Lior Samuelson are the current members of the Audit Committee. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by the Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that each of Mr. Ben-Ozer, Mr. Biran, and Mr. Samuelson are "audit committee financial experts," as the SEC has defined that term in Item 401 of Regulation S-K. The Audit Committee had five meetings during 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of us. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

      To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements except that: one report of change in beneficial ownership, covering one transaction, was filed late by Noam Ben-Ozer; and one report of change in beneficial ownership, covering one transaction, was filed late by Benjamin Broder.

Code of Conduct and Ethics

      On March 25, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of deltathree, including our principal executive officer, principal financial and accounting officer and controller. There were no changes made to the Corporate Code of Conduct and Ethics during 2005. We intend to post on our website and include in a Current Report on Form 8-K filed with the SEC any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer, principal financial and accounting officer and controller.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth certain summary information concerning the compensation paid or awarded for services rendered during each of our last three fiscal years to our chief executive officer and each of our other most highly compensated executive officers in 2003, 2004 and 2005 whose total salary and bonus exceeded $100,000. These executive officers are referred to in this report as "named executive officers".

                                                     Annual Compensation        Long-Term Compensation
                                                  -------------------------   --------------------------
                                                                              Securities
                                                                              Underlying     All Other
Name and Principal Position                Year   Salary ($)      Bonus ($)   Options (#)   Compensation
----------------------------------------   ----   ----------      ---------   -----------   ------------
Shimmy Zimels                              2005   $  248,800(1)   $  50,000             0             --
   President and Chief Executive Officer   2004      180,000      $ 125,050        80,000             --
   and former Chief Operating Officer      2003      180,000             --        85,000             --


Paul C. White (2)                          2005   $  235,300             --(3)         --             --
  Chief Financial Officer                  2004      180,000      $  94,100        75,000             --
                                           2003      180,000             --        65,000             --

Guy Gussarsky
   Executive Vice President of Sales       2005   $  182,000      $  30,000             0             --
   and Business Development                2004      142,000      $  53,000        50,000             --

(1) Of such amount, $48,800 has been deferred and will be paid at a time of Mr. Zimels' choosing in 2006.

(2)   Mr. White resigned effective as of February 28, 2006.

(3) In connection with Mr. White's resignation, Mr. White received certain severance and benefits in lieu of any bonuses for his performance during 2005. For additional information about the severance and benefits, please see the information under "Executive Compensation - Employment Agreements, Termination of Employment and Change-in-Control Arrangements."

Option Exercises in Fiscal 2005 and Year-End Option Values

      The following table sets forth information for the named executive officers with respect to option exercises during 2005 and the value as of December 31, 2005 of unexercised in-the-money options held by each of the named executive officers.

                                                   Number of
                                                   Securities             Value of
                                                   underlying           Unexercised
                                                  Unexercised           In-The-Money
                                                   Options at            Options at
                    Shares                        Year End (#)          Year-End ($)
                   Acquired          Value        Exercisable           Exercisable
Name            On Exercise (#)   Realized ($)   /Unexercisable        /Unexercisable
-------------   ---------------   ------------   --------------        --------------
Shimmy Zimels       41,000          196,775      526,271/81,667      1,599,864/248,268
Paul C. White       56,598          287,704      50,000/293,402(1)     826,074/217,868
Guy Gussarsky       39,999          155,463       58,344/46,667        177,335/141,868


(1) In connection with Mr. White's resignation, unvested stock options for 21,667 shares of our common stock were accelerated to vest on February 28, 2006, his separation date. For additional information, please see the information under "Executive Compensation - Employment Agreements, Termination of Employment and Change-in-Control Arrangements."

Compensation Committee Interlocks and Insider Participation

      Executive compensation decisions in 2005 were made by the Compensation Committee. During 2005, no interlocking relationship existed between our Board and the board of directors or compensation committee of any other company.

Director Compensation

      At our Annual Meeting on December 20, 2005, each of our non-management directors (Noam Bardin, Noam Ben-Ozer, Ilan Biran, Benjamin Broder, Joshua Maor, and Lior Samuelson) became eligible to receive $10,000 for their services as directors, through the next Annual Meeting date. We anticipate paying $10,000 to each outside director in 2006. Directors are reimbursed for the expenses they incur in attending meetings of the Board and Board committees.

2004 Non-Employee Director Stock Option Plan

      The purposes of the 2004 Non-Employee Director Stock Option Plan, as amended (the "Director Plan"), are to enable us to attract, maintain and motivate qualified directors and to enhance a long-term mutuality of interest between our directors and shareholders of our Common Stock by granting our directors options to purchase our shares.

       The Director Plan provides for the automatic grant of nonstatutory stock options. Options granted under the Plan are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The aggregate number of shares of Common Stock that may be issued under the Director Plan shall not exceed (a) 851,216 shares, plus (b) such additional shares of Common Stock as are represented by Options previously granted under the 1999 Directors Plan which are cancelled or expire after the date of stockholder approval of the Director Plan without delivery of shares of stock by the Company.

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

      Committee Chairman Awards. Each non-employee director who is appointed as chairman of a standing committee of the Board (and has not served as the chairman of such committee immediately prior to the appointment) shall be automatically granted an option to purchase 10,000 shares of Common Stock on the date of such appointment. Each non-employee director who serves as a chairman of the full Board or of a standing committee of the Board other than the audit committee, and who meets the guidelines for Board service, immediately following each annual meeting of the Company's stockholders, shall be granted an option to purchase an additional 10,000 shares of Common Stock; provided that no Committee Chairman Award shall be made to any non-employee director who has not served as a director of the Company, as of the time of such annual meeting, for at least six months, and no Committee Chairman Award shall be made to any Eligible Director who has received a Committee Chairman award for such service on the same committee within the past six months.

      Audit Committee Service Awards. Each non-employee director who is appointed as a member of the audit committee of the Board (and has not served as a member of such committee immediately prior to that appointment) shall be automatically granted an option to purchase 10,000 shares of Common Stock on the date of such appointment. Each non-employee director who serves as a member of the audit committee of the Board, and who meets the guidelines for Board service, immediately following each annual meeting of the Company's stockholders, shall be granted an option to purchase an additional 10,000 shares of Common Stock; provided that no Audit Committee Service Award shall be made to any non-employee director who has not served as a director of the Company, as of the time of such annual meeting, for at least six months, and no Audit Committee Award shall be made to any Eligible Director who has received an Audit Committee award for such service within the past six months. In addition, the chairman of the audit committee of the Board shall be granted an additional option to purchase 5,000 shares of Common Stock.

      Notwithstanding the foregoing, a non-employee director shall receive a maximum number of options to purchase 30,000 shares of Common Stock during any single calendar year. The exercise price per share of Common Stock of each option granted pursuant to the Plan shall be equal to the fair market value per share on the date of grant. If not previously exercised, each option shall expire on the earlier of (i) the tenth anniversary of the date of the grant thereof and (ii) on the first anniversary of the termination of the non-employee director's status as a director of the Company. Each option granted under the Plan shall become fully vested and exercisable on the first anniversary of the date of grant. In addition, options granted pursuant to the Plan will become exercisable in full upon a "change in control" as defined in the Plan. The Plan terminates at the close of business on September 23, 2014, unless sooner terminated by action of the Board or stockholders of the Company.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

      We currently have an employment agreement in place with Mr. Zimels, with the following principal terms:

      o The agreement is effective from April 26, 2004 through August 31, 2006 and, thereafter, is automatically extended for the same duration on the expiration date and on each expiration date thereafter unless either party provides the other party with written notice of non-renewal at least ninety days prior to expiration of a term, provided that the executive provides notice of renewal to the Compensation Committee six months prior to expiration of the term.

      o Pursuant to the agreement, Mr. Zimels was entitled to receive a base salary of $248,800 during 2005. Such base salary is increased on each January 1, commencing January 1, 2005, by an amount equal to the base salary then in effect, multiplied by the applicable cost of living index during the prior year. The employee's base salary, as adjusted for cost of living increases, may be further increased at the option and in the discretion of our Board. As such, in 2006, Mr. Zimels is entitled to receive a base salary of $258,000.

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

      In connection with Paul White's resignation from our company, a Separation and Release Agreement was approved by the Compensation Committee of our Board and executed by us and Mr. White on February 13, 2006. The Separation Agreement provides that Mr. White's resignation as an employee of the Company will be effective as of February 28, 2006, or the separation date, and that Mr. White will continue to be available to us in order to ensure a smooth transition for a reasonable time period after the separation date. In addition, the Separation Agreement provides that Mr. White: (i) will continue to receive his base salary until the separation date; (ii) will receive a lump sum separation payment of $90,000; (iii) will continue to participate in our benefit plans at his current levels until the earlier of the date he enrolls in a comparable benefits plan with another employer or a period of six (6) months after the separation date;
(iv) will have his unvested stock options for 21,667 shares of our common stock at the exercise price of $1.75 accelerated to vest on the separation date; and
(v) will be entitled to expense reimbursement due through the separation date. Mr. White will not be entitled to any other payments, bonuses, severance, vacation pay or any other amounts that are, or may be, due to him under his employment agreement with us, as amended, or any other agreement. Mr. White will not be eligible for any bonus for 2005 under our 1999 Performance Incentive Plan or under any other plan. Under the terms of the Separation Agreement, neither we nor Mr. White have any further obligations under his employment agreement with us other than the parties' obligations in connection with non-competition and non-solicitation, confidentiality, company property, no disparagement, our obligation of indemnification, and any additional items specifically provided in the Separation Agreement. In addition, we have agreed that in the event of Mr. White's death after the date of the Separation Agreement, his surviving spouse shall be entitled to certain unpaid payment amounts, as long as he did not breach of the Separation Agreement prior to his death. Pursuant to the Separation Agreement, Mr. White has provided us with a general liability release of all claims arising out of his employment and separation from our Company.

Compensation Committee Report on Executive Compensation

      The Compensation Committee is responsible for recommending to the Board of Directors the overall executive compensation strategy of the Company and for the ongoing monitoring of the compensation strategy's implementation. In addition to recommending and reviewing the compensation of the executive officers, it is the responsibility of the Compensation Committee to recommend new incentive compensation plans and to implement changes and improvements to existing compensation plans, including the 1999 Performance Incentive Plan, the 2004 Stock Incentive Plan, as amended, and the 2004 Non-Employee Director's Plan, as amended. The Compensation Committee makes its compensation determinations based upon its own analysis of information it compiles and the business experience of its members.

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

Base Salary

      The base salary for Mr. Zimels is pursuant to his employment agreement with us. The base salary for Mr. Gussarsky is set at a level that is commensurate with his responsibilities and competitive with similar positions at other comparable companies.

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

      With respect to 2005, a bonus in the amount of $50,000 was awarded to Mr. Zimels, under the 1999 Performance Incentive Plan. Pursuant to the terms of the 1999 Performance Incentive Plan, awards will be paid in the current year, following the completion of the audit of the Company's 2005 financial statements.

Long-Term Incentive Compensation

      The Company reinforces the importance of producing satisfactory returns to stockholders over the long-term through the operation of the 2004 Stock Incentive Plan and the 2004 Non-Employee Director Stock Option Plan. For a discussion relating to the Director Plan, refer to the section entitled "2004 Non-Employee Director Stock Option Plan" in this annual report. Grants of stock, stock options, stock unit awards and stock appreciation rights under such plans provide executives with the opportunity to acquire an equity interest in the Company and align the executive's interest with that of the stockholders to create stockholder value as reflected in growth in the market price of the Common Stock.

2004 Stock Incentive Plan

      The purposes of the 2004 Stock Incentive Plan, as amended, are to foster and promote the long-term financial success of the Company and materially increase stockholder value by (i) motivating superior performance by means of performance-related incentives, (ii) encouraging and providing for the acquisition of an ownership interest in the Company by executive officers and other key employees and (iii) enabling the Company to attract and retain the services of an outstanding management team upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

      Under the 2004 Stock Incentive Plan, the Compensation Committee is authorized to grant options for 2,759,732 shares of Common Stock, plus (b) such additional shares of Common Stock as are represented by awards previously granted under the 1999 Stock Incentive Plan which are cancelled or without delivery of shares of stock by the Company. Options granted under the 2004 Stock Incentive Plan are to be granted to certain officers of the Company and to other employees and consultants of the Company. Directors who are non-employees of the Company are prohibited from participating in the 2004 Stock Incentive Plan.

      The 2004 Stock Incentive Plan is administered by the Compensation Committee and provides for the grant of (i) incentive and non-incentive stock options to purchase Common Stock; (ii) stock appreciation rights, which may be granted in tandem with or independently of stock options; (iii) restricted stock and restricted units; (iv) incentive stock and incentive units; (v) deferred stock units; and (vi) stock in lieu of cash. The maximum number of shares for which options or stock appreciation rights may be granted to any one participant in a calendar year is 500,000. As of December 31, 2005, the Company has outstanding options to acquire an aggregate of 2,762,686 shares of Common Stock, of which 2,155,852 were granted under the 1999 Plans and 606,834 were granted under the 2004 Plans.

Chief Executive Officer's Fiscal 2005 Compensation

      Mr. Shimmy Zimels was our chief executive officer for all of 2005. Under the terms of his employment agreement, Mr. Zimels was entitled to receive an annual base salary of $248,800 in 2005. However, during 2005, Mr. Zimels received an aggregate annual base salary of $200,000, and he deferred the payment of $48,800 to a time of his choosing in 2006. Mr. Zimels received a bonus for 2005 in the amount of $50,000 under the 1999 Performance Incentive Plan.

                                    Submitted by:

                                    The Compensation Committee
                                    Benjy Broder
                                    Joshua Maor
                                    Noam Ben-Ozer

                              STOCK PERFORMANCE CHART

      The graph depicted below shows a comparison of cumulative total shareholder returns for our common stock over our company's past five fiscal years as compared with the cumulative total return on The Nasdaq Stock Market (U.S.) Index and the Nasdaq Telecommunications Index. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

                   COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

                                  [Line Chart]

                                [GRAPHIC OMITTED]

                                                       Cumulative Total Return
                                   ---------------------------------------------------------------
                                       12/00      12/01     12/02      12/03      12/04     12/05
                                   ----------  --------- --------- ----------  --------- ---------
deltathree, Inc.                     $100.00     $75.80    $40.01    $245.96    $279.65   $245.09
Nasdaq Stock Market (U.S.) Index      100.00      79.21     54.46      82.12      89.65     91.54
Nasdaq Telecommunications Index       100.00      66.55     30.63      50.95      54.33     51.62

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information with respect to the beneficial ownership of shares of our Common Stock as of March 24, 2006 by:

      o each person who we know owns beneficially more than 5% of our Common Stock;

      o     each of our directors individually;

      o     each of our named executive officers individually; and

      o     all of our executive officers and directors as a group.

      Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of Common Stock that an individual or group has the right to acquire within 60 days of March 24, 2006 pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

                                                                         Number                 Percentage(1)
                                                                         ------                 -------------
                                                                     Shares of deltathree Class A Common Stock
                                                                                Beneficially Owned
                                                                                ------------------
Principal Stockholder:
Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991)
   Ltd......................................................           12,260,377                   40.8%
   7 Giborey Israel St., P.O. Box 8468.
   South Netanya Industrial Zone 42504, Israel.

Executive Officers and Directors:
Noam Bardin(2)(3)...........................................            716,304                     2.4%
Shimmy Zimels(2)(4).........................................            672,407                     2.2%
Paul C. White(5)(8) ........................................            343,402                     1.1%
Guy Gussarsky(2)(5) ........................................            105,011                       *
Noam Ben-Ozer (2)(5)........................................             44,848                       *
Ilan Biran (2)(5)...........................................             74,849                       *
Benjamin Broder (2)(5)......................................             20,000                       *
Joshua Maor (2)(6)..........................................             90,999                       *
Lior Samuelson (2)(5).......................................             50,000                       *
All Directors and Executive Officers as a group
  (8 persons)(7)...........................................           1,774,418                    5.9%

-----------

*     Less than 1%.

(1) Percentage of beneficial ownership is based on 30,000,982 shares of Common Stock outstanding as of March 24, 2006.

(2) The address for the director or executive officer listed is c/o the Company.

(3) Includes (a) 187,366 shares of Common Stock and (b) options to purchase 528,938 shares of Common Stock.

(4) Includes (a) 64,469 shares of Common Stock and (b) options to purchase 607,938 shares of Common Stock.

(5)   Represents options to purchase shares of Common Stock.

(6) Includes (a) 16,151 shares of Common Stock and (b) options to purchase 74,848 shares of Common Stock.

(7) Includes (a) 267,986 shares of Common Stock and (b) options to purchase 1,506,432 shares of Common Stock. Due to Mr. White's resignation, he is not included in this group.

(8)   Mr. White resigned effective as of February 28, 2006.


Equity Compensation Plan Information

      The following table provides certain aggregate information with respect to shares of our common stock that may be issued under our equity compensation plans in effect as of December 31, 2005.

----------------------------- --------------------------------- --------------------------------- -------------------------------
Plan Category                 Number of Securities to be        Weighted Average Exercise Price   Number of Securities Remaining
                              Issued Upon Exercise of           of Outstanding Options,           Available for Future Issuance
                              Outstanding Options, Warrants     Warrants and Rights               Under Equity Compensation Plans
                              and Rights                                                          (excluding securities reflected
                                                                                                  in first column)
----------------------------- --------------------------------- --------------------------------- -------------------------------
Equity Compensation Plans
Approved by Security
Holders (1)                              2,762,686                           $2.58                           3,114,950
----------------------------- --------------------------------- --------------------------------- -------------------------------
Equity Compensation Plans
not Approved by Security
Holders                                     N/A                               N/A                               N/A
----------------------------- --------------------------------- --------------------------------- -------------------------------
Total                                    2,762,686                           $2.58                           3,114,950
----------------------------- --------------------------------- --------------------------------- -------------------------------

(1) These plans consist of our 2004 Stock Incentive Plan and 2004 Non-Employee Director Stock Option Plan. The table also includes information for equity compensation plans that have expired. Our 1999 Directors' Plan and our 1999 Employee Stock Incentive Plan have expired. As of December 31, 2005 under our expired 1999 Employee Stock Incentive Plan, a total of 1,935,284 shares of our common stock were issuable upon the exercise of outstanding vested options, and 101,176 shares of our common stock will be issuable upon vesting of such options. As of December 31, 2005 under our expired 1999 Directors' Plan, a total of 119,392 shares of our common stock were issuable upon the exercise of outstanding vested options, and 0 shares of our common stock will be issuable upon vesting of such options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We are not, and have not been during the last two fiscal years, a party to any related-party agreements. All transactions between us and our officers, directors, principal stockholders and affiliates must be reviewed and approved in advance by the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table presents fees for professional audit services rendered by Brightman Almagor & Co. for the audit of the Company's annual financial statements for the years ended December 31, 2005, and December 31, 2004, and fees billed for other services rendered by Brightman Almagor & Co. during those periods.

                                             2005           2004
Audit fees                               $ 62,000       $ 54,000
Audit related fees                              -          3,000
Tax fees                                    9,000         11,000
All Other Fees                                  -              -
------------------------------------------------------------------
Total                                    $ 71,000       $ 68,000
------------------------------------------------------------------


      In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees we paid Brightman Almagor & Co. for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports filed with the SEC, as well as for work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and consultation regarding financial accounting and/or reporting standards; "audit-related fees" are fees billed by Brightman Almagor & Co. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees billed by Brightman Almagor & Co for any services not included in the first three categories.

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

      (a)(3) Exhibits.

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit
Number     Description
------     -----------
3.1.1 Form of Restated Certificate of Incorporation of deltathree, Inc. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

3.1.2 Form of Amendment to Restated Certificate of Incorporation of deltathree, Inc. (Incorporated by reference to our annual report on Form 10-K/A, filed on April 30, 2001).

3.2        Form of Amended and Restated By-laws of deltathree, Inc.
           (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.1 Specimen Certificate of Common Stock (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.2 Specimen Certificate of Class B Common Stock (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

10.1 Form of deltathree, Inc. 1999 Stock Incentive Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.2 Form of deltathree, Inc. 1999 Employee Stock Purchase Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

10.3 Form of deltathree, Inc. 1999 Performance Incentive Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.4 Form of deltathree, Inc. 1999 Directors' Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.5 Employment Agreement, effective as of April 26, 2004, between Shimmy Zimels and deltathree, Inc. (Incorporated by reference to our annual report on Form 10-K/A, filed on April 29, 2004).+

10.6 Employment Agreement, effective as of April 26, 2004, between Paul White and deltathree, Inc. (Incorporated by reference to our annual report on Form 10-K/A, filed on April 29, 2004).+

10.7 2004 Stock Incentive Plan (Incorporated by reference to our registration statement on Form S-8 (Registration No. 333-86503)).+

10.8 2004 Non-Employee Director Stock Option Plan (Incorporated by reference to our registration statement on Form S-8 (Registration No. 333-86503)).+

10.9 Form of Option Agreement Pursuant to 2004 Stock Incentive Plan (Incorporated by reference to our annual report on Form 10-K, filed on March 31, 2005).+

10.10 Form of Option Agreement Pursuant to 2004 Non-Employee Director Stock Option Plan (Incorporated by reference to our annual report on Form 10-K, filed on March 31, 2005).+

10.11 Executive and Director Compensation Arrangements (Incorporated by reference to our annual report on Form 10-K, filed on March 31,
           2005).+

10.12 Separation and Release Agreement, dated February 13, 2006 between deltathree, Inc. and Paul C. White (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 15,
           2006).+

10.13 First Amendment to the deltathree, Inc. 2004 Stock Incentive Plan, dated as of December 20, 2005 (Incorporated by reference to Exhibit
           10.1 to our Current Report on Form 8-K, filed on December 21, 2005).+

10.14 First Amendment to the deltathree, Inc. 2004 Non-Employee Director Stock Option Plan, dated as of December 20, 2005 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on December 21, 2005).+

14.1 deltathree, Inc. Corporate Code of Conduct and Ethics (Incorporated by reference to our annual report on Form 10-K, filed on March 30,
           2004).

21.1*      Subsidiaries of deltathree, Inc.

23.1*      Consent of Brightman Almagor & Co.

31.1*      Certification of the Chief Executive Officer, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*      Certification of the Chief Financial Officer, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

32* Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
*     Filed herewith.

+     Management contract or compensatory plan.

                                DELTATHREE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm.......................... F-2

Consolidated Balance Sheets as of  December 31, 2005 and 2004............. F-3

Consolidated Statements of  Operations for the years ended December 31,
2005, 2004, and 2003...................................................... F-4

Statements of Stockholders' Equity for the years ended December 31, 2005,
2004, and 2003............................................................ F-5

Consolidated Statements of  Cash Flows for the years ended December 31,
2005, 2004, and 2003...................................................... F-6

Notes to Consolidated Financial Statements................................ F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Deltathree, Inc.

      We have audited the accompanying consolidated balance sheets of Deltathree, Inc. ("the Company") and its subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2005 and 2004, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
February 21, 2006

                                  DELTATHREE, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                           ------------
                                                         2005         2004
                                                      ---------    ---------
                                                         ($ in thousands)

ASSETS

Current assets:
 Cash and cash equivalents ........................   $   3,847    $   4,856*
 Restricted cash and short-term investments
 (Note 3) .........................................      10,648       10,527*
 Accounts receivable, net (Note 4) ................         703          325
 Prepaid expenses and other current assets (Note 5)         612          528
 Inventory ........................................         242          193
                                                      ---------    ---------
    Total current assets ..........................      16,052       16,429
                                                      ---------    ---------

Restricted cash and long-term investments (Note 3)        1,216        1,095*

Property and equipment:
 Telecommunications equipment .....................      18,028       17,349
 Furniture, fixtures and other ....................         583          535
 Leasehold improvements ...........................       4,653        4,615
 Computers hardware & software ....................       8,019        7,370
                                                      ---------    ---------
                                                         31,283       29,869

 Less accumulated depreciation ....................     (27,152)     (25,227)
                                                      ---------    ---------
     Property and equipment, net ..................       4,131        4,642
                                                      ---------    ---------
Deposits ..........................................         105          107
                                                      ---------    ---------
     Total assets .................................   $  21,504    $  22,273
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable .................................   $   3,904    $   3,657
 Deferred revenues ................................         344          453
 Other current liabilities (Note 6) ...............       1,540        2,034
                                                      ---------    ---------
    Total current liabilities .....................       5,788        6,144
                                                      ---------    ---------

Long-term liabilities:
 Severance pay obligations (Note 7) ...............         155          104
                                                      ---------    ---------
    Total liabilities .............................       5,943        6,248
                                                      ---------    ---------
Commitments and contingencies (Note 8)

Stockholders' equity (Note 9):
Share capital:
 Class A Common stock, - par value $0.001;
   authorized 75,000,000 shares;
   issued and outstanding: 29,739,232 at
   December 31, 2005; 29,381,313 at December
   31, 2004 .......................................          30           29
 Class B Common stock - par value $0.001;
   authorized 1,000; issued and outstanding: no
   shares at December 31, 2005 and 2004 ...........          --           --
 Preferred stock, par value $0.001; authorized
   25,000,000 shares; issued and outstanding:
   no shares at December 31, 2005 and 2004 ........          --           --
 Additional paid-in capital .......................     167,690      167,301
 Accumulated deficit ..............................    (151,949)    (151,095)
                                                      ---------    ---------
                                                         15,771       16,235
                                                      ---------    ---------
Treasury stock at cost: 257,600 shares of Class A
  Common Stock as of December 31, 2005 and 2004 ...        (210)        (210)
                                                      ---------    ---------

Total stockholder's equity ........................      15,561       16,025
                                                      ---------    ---------

Total liabilities and stockholder's equity ........   $  21,504    $  22,273
                                                      =========    =========

* Reclassified

   The accompanying notes are an integral part of these consolidated financial statements.

                                DELTATHREE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year ended December 31,
                                                          -----------------------
                                                    2005            2004            2003
                                                ------------    ------------    ------------
                                                    ($ in thousands, except share data)

Revenues (Note 12): .........................   $     29,714    $     21,069    $     13,162

Costs and operating expenses:
  Cost of revenues (exclusive of $822, $1,218
    and $1,539 depreciation included in a
    separate line below, respectively).......         18,698          13,791           8,393
  Research and development expenses (Note 10)          3,228           2,531           2,326
  Selling and marketing expenses ............          4,173           3,274           3,325
  General and administrative expenses .......          2,912           2,194           2,062
  Depreciation and amortization .............          1,931           2,731           5,584
                                                ------------    ------------    ------------

Total costs and operating expenses ..........         30,942          24,521          21,690
                                                ------------    ------------    ------------

Loss from operations ........................         (1,228)         (3,452)         (8,528)
Interest income, net ........................            418             269             245
                                                ------------    ------------    ------------
Loss before income taxes ....................           (810)         (3,183)         (8,283)
Income taxes (Note 11) ......................             44              66              57
                                                ------------    ------------    ------------
Net loss ....................................   $       (854)   $     (3,249)   $     (8,340)
                                                ============    ============    ============
Net loss per share - basic and diluted ......   $      (0.03)   $      (0.11)   $      (0.29)
                                                ============    ============    ============

Weighted average number of shares
 outstanding - basic and diluted (number
 of shares) .................................     29,671,820      29,315,857      28,988,589
                                                ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                DELTATHREE, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                       ($ in thousands, except share data)

                                     Class A
                                   Common stock
                                   ------------
                         Number of    Number of             Additional                    Treasury                        Total
                        Outstanding   Treasury               Paid-in       Deferred        Stock       Accumulated    Stockholders'
                          Shares       Shares     Amount     Capital     Compensation    (at Cost)       Deficit         Equity
                        -----------   ---------   -------   ----------   -------------   ----------    -----------    -------------
Balance at January 1,
2003.................    28,902,172     257,600   $    29   $  166,801   $          --   $     (210)   $  (139,506)          27,114
Exercise of employee
options.............        331,024                    --*         367                                                          367

Loss for the year...                                                                --                      (8,340)          (8,340)
                        -----------   ---------   -------   ----------   -------------   ----------    -----------    -------------
Balance at December
31, 2003............     29,233,196     257,600        29      167,168              --         (210)      (147,846)          19,141
Exercise of employee
options.............        148,117                    --*         133                                                          133
Loss for the year...                                                                                        (3,249)          (3,249)
                        -----------   ---------   -------   ----------   -------------   ----------    -----------    -------------
Balance at December
31, 2004............     29,381,313     257,600        29      167,301              --         (210)      (151,095)          16,025
Exercise of employee
options.............        357,919                     1          389                                                          389
Loss for the year...                                                                                          (854)            (854)
                        -----------   ---------   -------   ----------   -------------   ----------    -----------    -------------
Balance at December
31, 2005............     29,739,232     257,600   $    30   $  167,690   $          --   $     (210)   $  (151,949)   $      15,561
                        ===========   =========   =======   ==========   =============   ==========    ===========    =============

* - Less than $ 1 thousand.

   The accompanying notes are an integral part of these consolidated financial statements.

                                DELTATHREE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year ended December 31,
                                                                          -----------------------
                                                                         2005      2004       2003
                                                                        ------    ------     ------
                                                                              ($ in thousands)
Cash flows from operating activities:
Net loss                                                                $ (854)  $(3,249)   $(8,340)
  Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities
       Depreciation and amortization                                     1,931     2,731      5,584
       Amortization of deferred compensation                                --        --         --
       Capital gain, net                                                    --        (2)       (17)
       Liability for severance pay, net                                     51        13        (22)
       Provision for losses on accounts receivable                          --        --         65
  Changes in operating assets and liabilities;
       (Increase) decrease in accounts receivable                         (378)       38        224
       (Increase) decrease in other current assets                         (84)      156         76
       Increase in inventory                                               (49)     (133)       (60)
       Increase (decrease) in accounts payable                             203       765       (269)
       (Decrease) increase in deferred revenues                           (109)      281       (162)
       Decrease in other current liabilities                              (494)      (66)      (230)
                                                                        ------    ------     ------
                                                                         1,071     3,783      5,189
                                                                        ------    ------     ------
  Net cash provided by (used in) operating activities                      217       534     (3,151)
                                                                        ------    ------     ------

Cash flows from investing activities:
      Purchase of property and equipment                                (1,376)   (2,315)      (368)
      Proceeds from sale of property and equipment                          --         4         48
        Long-term investments, net                                        (121)      (61)*       --
        Short-term investments, net                                       (121)    4,881*      (890)
        Change in deposits,net                                               2        (2)        (5)
                                                                        ------    ------     ------
Net cash(used in)  provided by investing activities                     (1,616)    2,507     (1,215)
                                                                        ------    ------     ------

Cash flows from financing activities:
       Proceeds from exercise of employee options                          390       133        367
                                                                        ------    ------     ------
  Net cash provided by financing activities                                390       133        367
                                                                        ------    ------     ------

(Decrease) increase in cash and cash equivalents                        (1,009)    3,174     (3,999)
Cash and cash equivalents at beginning of year                           4,856     1,682      5,681
                                                                        ------    ------     ------
Cash and cash equivalents at end of year                                $3,847    $4,856     $1,682
                                                                        ------    ------     ------

Supplemental disclosures of cash flow information:
  Cash paid for:
    Taxes                                                               $   21    $   23     $   57

Supplemental schedule of non cash investing and financing activities:
  Acquisition of fixed assets on credit                                 $   44    $  753     $  102

* Reclassified

   The accompanying notes are an integral part of these consolidated financial statements.

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company

   Deltathree, Inc. (the "Company"), a Delaware corporation, is a global provider of integrated Voice over Internet Protocol (VoIP) telephony services. The Company was founded in 1996 to capitalize on the growth of the Internet as a communication tool by commercially offering Internet Protocol
   (IP) telephony services. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the public Internet or a private network, similar to the way in which e-mail and other data is transmitted. The Company's business currently includes the transmission of voice and data traffic for communications carriers, the provision of enhanced Web-based and other communications services to individual consumers and the provision of a total "Outsourced Platform Solution" that enables corporate customers and service providers to offer private label telecommunications to their customer bases.

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

   c. Financial statements in U.S. dollars

   The reporting currency of the Company is the U.S. dollar ("dollar"). The dollar is the functional currency of the Company and its subsidiary. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are re-measured into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards ("SFAS") No. 52. All exchange gains and losses from translation of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the statement of operations as they arise.

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

   f. Restricted Cash

   Restricted cash represents amounts held in certificates of deposit and money market funds to support stand-by-letters of credit used as security for third party vendors.

   g. Marketable securities

   The Company accounts for its investments in marketable securities using SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity under accumulated other comprehensive gain or loss. The Company has not recorded any unrealized gains or losses to date.

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   h. Inventory

   Inventory is stated at the lower of cost (principally on a standard cost basis which approximates FIFO) or market.

   i. Property and equipment

   Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from two to five years. Leasehold improvements are amortized based on the straight-line method over the shorter of the term of the lease, or the estimated useful life of the improvements.

   j. Long lived assets

   The Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

   k. Revenue recognition

   The Company recognizes revenues from Internet telephony services based on minutes (or fractions thereof) of customer usage. The Company records payments received in advance for prepaid services and services to be supplied under contractual agreements as deferred revenue until such related services are provided.

   l. Cost of revenues

   Cost of revenues is comprised primarily of access, transmission and termination costs based on actual minutes in addition to monthly circuit lease costs.

   m. Research and development expenses

   Research and development expenses are expensed as incurred.

   n. Income taxes

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

   o. Stock-based compensation

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

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (Cont.)

   o. Stock-based compensation (Cont.)

                                                                 Year ended December 31,
                                                                 -----------------------
                                                               2005       2004       2003
                                                             -------    -------    -------
                                                                    ($ in thousands)
Pro forma net loss:
   Net loss for the year, as reported ....................   $  (854)   $(3,249)   $(8,340)
   Add: stock-based compensation determined under SFAS 123      (367)      (202)      (374)
                                                             -------    -------    -------

   Pro forma net loss ....................................   $(1,221)   $(3,451)   $(8,714)
                                                             =======    =======    =======

Net loss per share - basic and diluted:
   As reported ...........................................   $ (0.03)   $ (0.11)   $ (0.29)
   Pro forma .............................................   $ (0.04)   $ (0.12)   $ (0.30)


   The following assumptions were used for the years 2005, 2004 and 2003: dividend yield of 0.00% for all periods; risk-free interest rate of 4.0%, 3.2% and 2.2% respectively; an expected life of 3-years for all periods; a volatility rate of 78%, 87% and 140% respectively.

   Because the determination of the fair value of all options granted includes an expected volatility factor and since additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of reported net income for future years.

   p. Net loss per share

   Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, "Earnings Per Share", using the weighted average number of common stock outstanding. Diluted earnings per share give effect to all potential dilutive issuances of ordinary shares that were outstanding during the period. A total of 1,061,427, 957,369, and 222,553 incremental shares were excluded from the calculation of diluted net loss per ordinary share for 2005, 2004 and 2003 respectively.

   q. Concentration of credit risk

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

   r. Fair value of financial instruments

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

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (Cont.)

   s. Derivatives

   The Company applies the provisions of Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company use of derivatives is immaterial.

   t. Reclassification

   Certain prior years' amounts have been reclassified in conformity with the current year's financial statements presentation.

   u. Recently issued accounting standards

   In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R). SFAS No. 123(R) requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and income per share above. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R). In the first quarter of 2006, the company began to apply the prospective recognition method and implemented the provisions of SFAS No. 123(R)

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20. "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 will have any material impact on its consolidated financial statements.

   In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At December 31, 2005, the Company had no unrealized investment losses that had not been recognized as other-than-temporary impairments in its available-for-sale securities. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.

Note 3 - Investment in marketable securities and deposits

   As previously noted under Marketable Securities in Note 2, the Company concluded that it was appropriate to classify investments in Auction Rate Securities as short-term investments. Auction Rate Securities generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as long-term investments based on the Company's assessment of their underlying long-term maturities. Accordingly, the Company has revised the classification to report these securities as short-term investments within our classification of Restricted cash and short-term investments in the Consolidated Balance Sheets. The Company classifies all of its short-term investments as available-for-sale securities. The following is a summary of our restricted cash and available-for-sale securities as of December 31, 2005.

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   a. Restricted cash and short-term investments

   Comprised as follows:

                                                 December 31,
                                                 ------------
                                                2005      2004
                                              -------   -------
                                               ($ in thousands)

   Restricted cash (money market funds)* ..   $   206   $   204
   Auction rate securities ................    10,100     9,850
   Bank deposits ..........................       342       473
                                              -------   -------
                                              $10,648   $10,527
                                              =======   =======

   b. Restricted cash and long-term investments

   Comprised as follows:

                                                December 31,
                                                ------------
                                                2005     2004
                                              -------  --------
                                               ($ in thousands)

   Restricted  cash (money market funds)*     $ 1,216  $  1,095
                                              -------  --------
                                              $ 1,216  $  1,095
                                              =======  ========


   * Restricted cash represents amounts held in certificates of deposit and money market funds to support stand-by letters of credit used as security for third party vendors.


Note 4 - Accounts receivable, net

   Accounts receivable are stated net of an allowance for doubtful accounts of $ 0 and $ 40,000 at December 31, 2005 and 2004, respectively.

Note 5 - Prepaid expenses and other current assets

   Prepaid expenses and other current assets consist of the following:

                                                       December 31,
                                                       ------------
                                                        2005   2004
                                                       -----  -----
                                                     ($ in thousands)

   Government of Israel (VAT refund and other) ......   $ 45   $ 29
   Deposits with suppliers ..........................    128    149
   Prepaid expenses .................................    317    207
   Other ............................................    122    143
                                                       -----  -----
      Total prepaid expenses and other current assets   $612   $528
                                                       =====  =====

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Other current liabilities

   Other current liabilities consist of the following:

                                            December 31,
                                            ------------
                                           2005     2004
                                          ------   ------
                                          ($ in thousands)

   Accrued expenses ...................   $1,029   $1,123
   Employees and related expenses .....      410      668
   Other ..............................      101      243
                                          ------   ------
     Total other current liabilities ..   $1,540   $2,034
                                          ======   ======


Note 7 -    Severance pay obligations

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

   Expenses (income) relating to employee termination benefits were $62,368, $12,338 and $(8,375) for the years ended December 31, 2005, 2004 and 2003, respectively.

   The aggregate value of the insurance policies as of December 31, 2005 and 2004 was $665,000 and $513,000 respectively.

Note 8 - Commitments and contingencies

   a. Lease commitments

   The Company leases offices in New York City for the headquarters of its United States operation with an initial cost of approximately $650,000, increasing annually to $815,000 during the final year of the lease. The lease extends until July 2010 with an option to extend the lease for an additional five years.

   On October 2003 the company entered into a sub-lease agreement with a third party to sub-lease approximately 30% of the overall the New York office space. The annual sub-lease income in 2005 was $148,830, increasing annually to $168,000 during the final year of the lease. The sub-lease extends until July 2010.

   Rent expense, net was $ 653,202, 611,000 and $ 695,067 for the years ended December 31, 2005, 2004 and 2003, respectively.

   The Company leases a 1,290 square meter office, which houses its research and development facilities, in Jerusalem, Israel. In February 2003, the Company signed an amendment that extended the term of our lease through February 2006. In September 2005, the Company signed an additional amendment that extended the lease term through December 2009. The Company has the option to further extend the term of the lease for an additional 5 years ending in December 2014.

   Rent expense, net was $ 205,000, $209,000 and $ 209,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

   b. Legal proceedings

   The Company and certain of its former officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York, arising out of our initial public offering in November 1999. On August 31, 2005, the United States District Court granted preliminary approval of an omnibus settlement of the litigation between the plaintiffs and issuer defendants. Final approval is pending. Under the terms of the settlement, the Company is not conceding any liability and presently does not expect to make any payments under the pending settlement, other than legal fees it may incur (which fees are being submitted to the insurance carrier for reimbursement).

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Company is not a party to any other material litigation and is not aware of any other pending or threatened litigation that could have a material adverse effect on it or its business taken as a whole.

   c. Other marketing and cooperation agreements

   The Company has entered into marketing and cooperation agreements with various other companies that maintain sites on the Web. Pursuant to certain of these agreements, the Company is obligated to pay commissions based on revenues derived from such Web links.

   d. Stand-by letters of credit

   At March 27, 2006, the company had stand-by letters of credit totaling $1.4 million, which were issued to guarantee certain contractual obligations, and are secured by certificates of deposit and money market funds at the Company's banks. These amounts are recorded in the restricted cash and investments line items on the consolidated balance sheets.

   e. Regulation

   To date, the FCC has not imposed broad-based regulatory charges or traditional common carrier regulation upon providers of Internet communications services, but it has begun regulating this area on a limited basis as outlined in this section. On February 12, 2004, the FCC initiated a rulemaking proceeding concerning the provision of voice and other services using IP technology, including assessing whether VoIP services should be classified as information services or telecommunications services. The Company believes that the VoIP services that it provides constitute information services. This proceeding, however, could result in the FCC determining, for instance, that certain types of Internet telephony should be regulated like basic telecommunications services. Thus, Internet telephony could no longer be exempt from access charges, which reimburse local carriers for use of their local telephone network and other telecommunications related fees and regulatory obligations. The FCC could also conclude that Internet telephony providers should contribute to the Universal Service Fund, which provides support to ensure universal access to telephone service.

   The imposition of access charges, regulatory fees, or universal service contributions could substantially increase the Company's costs of serving its customers in the U.S. The Company may have to increase its prices to cover these costs, which could have a negative impact on the Company's ability to compete with other telephony providers. The Company cannot predict what regulations, or the extent of regulation, if any, the FCC may impose. The Company also cannot predict when the FCC will issue a final decision, the outcome of the decision, or the result of any subsequent proceedings or actions that may arise out of the FCC's decision. As a result, the Company cannot assure you that some or all of its products and services will not be regulated in the future.

   On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of "interconnected VoIP services", meaning VoIP services that can be used to send or receive calls to or from users on the public switched telephone network. The order applies to the Company's iConnectHere customers. The Company does not believe that it is responsible for compliance with this order in connection with the services sold to its customers who purchase its services for the provision of services directly to end users. Clarification of this issue has been raised by similar providers with the FCC, however, the FCC has not addressed it to date and the Company cannot predict how the FCC would rule on this issue. Furthermore, depending on the FCC's ruling on this issue, the Company cannot predict whether it would be subject to any third-party litigation in connection with such customers who resell the Company's services.

   First, the order required the Company to notify its iConnectHere customers of the differences between the emergency services available through the Company and those available through traditional telephony providers. The Company also had to receive affirmative acknowledgment from all of the iConnectHere customers that they understand the nature of the emergency services available through the service. On September 27, 2005, the FCC's Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement actions against VoIP providers, like the Company, that have received affirmative acknowledgement from at least 90% of their subscribers. The Company is required to file a report with the FCC when it receives affirmative acknowledgments from 100% of its customer base. The Company has received affirmative acknowledgment from more than 94% of the iConnectHere customers that they understand the nature of the emergency services available through the Company's service, and thus the Company believes it is substantially in compliance with the first aspect of the FCC's June 3 order.

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Second, the order required the Company to provide enhanced emergency dialing capabilities, or E-911, to all of the iConnectHere customers by November 28, 2005. Under the terms of the order, the Company is required to use the dedicated wireline E-911 network to transmit customers' 911 calls, callback number and customer-provided location information to the emergency authority serving the customer's specified location.

   On November 7, 2005, the FCC's Enforcement Bureau issued a Public Notice with respect to that requirement. The Public Notice indicated that providers who have not fully complied with the enhanced emergency dialing capabilities requirement are not required to discontinue the provision of services to existing clients, but that the FCC expects that such providers will discontinue marketing their services and accepting new customers in areas in which the providers cannot offer enhanced emergency dialing capabilities.

   The Company also has taken many significant steps to comply with the enhanced emergency service rules, but it was unable to comply with all of the requirements of the FCC's order by the November 28, 2005 deadline. Some of the Company's customers currently receive E-911 service in conformity wit the FCC's order, but a number of its customers do not receive such service. The Company does not expect to be able to provide E-911 service to all of its customers in the short term unless it is granted a waiver of the requirements by the FCC. On November 28, 2005, the Company filed a petition for extension of time and limited waiver of certain of the enhanced emergency service requirements, including the limitations on marketing and accepting new customers. The FCC has not acted on our petition, and the Company cannot predict whether the FCC will grant our petition or provide other relief. Should the Company be unable to obtain an extension of time to implement the requirements of the order, the Company may be subject to enforcement action by the FCC that could include monetary forfeitures, cease and desist orders, and other penalties. The Company may also be required to stop serving those customers to whom it cannot provide the required enhanced emergency dialing capabilities and may be required to stop accepting new customers in areas in which it cannot provide these capabilities.

Note 9 - Stockholders' equity

   a. Share capital

   Following the Company's initial public offering, effective December 1999, the Company's stock was listed on the NASDAQ National Market System. On September 17, 2002 the listing of the Company's common stock was transferred from the Nasdaq National Market to the Nasdaq Capital Market.

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

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   In November 1999, the Company adopted the 1999 Directors' Compensation Plan. Under this plan, 600,000 shares of Class A were reserved for issuance upon exercise of awards to be granted to non-employee directors. On September 23, 2004 the Board of Directors adopted the 2004 Non-employee Director Stock Option Plan and it was subsequently approved by the stockholders at the annual meeting on November 8, 2004. This plan replaced the 1999 Director' Plan. Under the 2004 Non-employee Director Stock Option Plan, the Compensation Committee is authorized to grant options for 351,216 shares of Common Stock (which represents 600,000 shares of Common Stock reserved under the 1999 Directors' Compensation Plan less the amount of shares represented by awards previously granted under the 1999 Directors' Compensation Plan and exercised or outstanding as of September 28, 2004), plus (b) such additional shares of Common Stock as are represented by awards previously granted under the 1999 Directors' Compensation Plan which are cancelled or without delivery of shares of stock by the Company. The options generally have a term of seven years and become exercisable commencing on the first anniversary of the date of the grant. The purchase price per share payable upon exercise of an option is no less than the fair market value of the share at the date of grant.

   As of December 31, 2005, options to purchase 2,279,184 shares of Class A Common Stock were exercisable and outstanding with exercise prices ranging between $ 0.004 and $15.00 per share.

   At the Company's 2005 Annual Shareholders Meeting, the shareholders approved an amendment to the Company's 2004 Stock Incentive Plan to increase the number of options to purchase shares of our common stock under that plan by 2,000,000, and also approved an amendment to the Company's 2004 Non-Employee Director Stock Option Plan to increase the number of options to purchase shares of our common stock under that plan by 500,000.

   A summary of the status of the Company's stock option plans as of December 31, 2005, 2004 and 2003 and changes during the years then ended, is presented below:

                                      December 31, 2005      December 31, 2004      December 31, 2003
                                    --------------------   --------------------   --------------------
                                                Weighted
                                                average
                                                Exercise               Exercise               Exercise
                                     Shares      price      Shares      price      Shares      price
                                    ---------   --------   ---------   --------   ---------   --------
Options outstanding at beginning of
year ............................   3,066,939   $   2.50   2,753,530   $   2.55   3,449,520   $   2.87
Granted during the year .........     120,000       3.06     606,862       2.82     344,500       1.75
Exercised during the year .......     352,253       1.10     148,117       0.90     331,024      1.088
Forfeited during the year .......      72,000       6.72     144,936       6.80     709,866       4.39
                                    ---------              ---------              ---------
Outstanding at end of year ......   2,762,686   $   2.58   3,066,939   $   2.50   2,753,130   $   2.55
                                    =========              =========              =========

Weighted average fair value of
options granted during the year..   $    3.06              $    2.82              $    1.75
                                    =========              =========              =========

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Additional information regarding options outstanding as of December 31, 2005 is as follows:

                               Options Outstanding                          Options Exercisable
                               -------------------                          -------------------
                                Weighted average
                                   Remaining                           Number of
   Range of        Number of      Contractual      Weighted Average   Exercisable   Weighted Average
Exercise Prices   Outstanding     Life (Years)      Exercise Price      Options      Exercise Price
---------------   -----------   ----------------   ----------------   -----------   ----------------
$0.44 - $0.44          11,069                6.7               0.44        11,069               0.44
$0.74 - $0.74          29,696                1.5               0.74        29,696               0.74
$1.02 - $1.02         608,363                5.8               1.02       608,363               1.02
$1.13 - $1.13          52,000                5.2               1.13        52,000               1.13
$1.38 - $1.38         600,760                5.0               1.38       600,760               1.38
$1.75 - $1.75         297,167                7.8               1.75       192,657               1.75
$2.08 - $2.08           8,283                2.6               2.08         8,283               2.08
$2.15 - $2.15          24,848                8.7               2.15        24,848               2.15
$2.85 - $2.85         388,500                9.0               2.85       129,508               2.85
$2.88 - $2.88          95,000                8.9               2.88        95,000               2.88
$2.95 - $2.95          64,848                4.2               2.95        64,848               2.95
$3.02 - $3.02          50,000               10.0               3.02             0                  0
$3.07 - $3.07          50,000                9.5               3.07             0                  0
$3.11 - $3.11          10,000                9.6               3.11             0                  0
$3.19 - $3.19          10,000                9.6               3.19             0                  0
$5.11 - $5.11         357,152                3.2               5.11       357,152               5.11
$10.25 - $10.25        68,000                4.4              10.25        68,000              10.25
$15.00 - $15.00        37,000                3.9              15.00        37,000              15.00
                    ---------                                           ---------
                    2,762,686                6.1             $ 2.58     2,279,184             $ 2.57
                    =========                                           =========

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Research and development expenses

   Research and development expenses consist of the following:

                                                  Year ended December 31,
                                                  -----------------------
                                                  2005     2004     2003
                                                 ------   ------   ------
                                                     ($ in thousands)
   Salaries and related expenses..........       $2,331   $1,775   $1,689
   Consulting and advisory fees...........          101       88       96
   Travel.................................          104       65       22
   Other..................................          692      603      519
                                                 ------   ------   ------
       Total research and development expenses   $3,228   $2,531   $2,326
                                                 ======   ======   ======


Note 11 - Income taxes

   a. Tax loss carryforwards

   As of December 31, 2005, the Company had net operating loss carryforwards generated in the U.S. and Israel of approximately $135,339,000 and $6,281,000 respectively. The Company's U.S. net operating loss carryforwards will expire at various dates between 2012 and 2024 if not utilized. In addition, a portion of those net operating loss carryforwards could be subject to limitation due to changes in ownership of the Company. The Company's net operating losses generated in Israel may be carried forward indefinitely. The Israeli subsidiary received final tax assessments through the tax year ended December 31, 1999.

   b. In accordance with SFAS No. 109, the components of deferred income taxes are as follows:

                                                December 31,
                                                ------------
                                              2005        2004
                                            --------    --------
                                              ($ in thousands)
   Net operating losses carryforwards....   $ 50,294    $ 49,535
      Less valuation allowance...........    (50,294)    (49,535)
                                            --------    --------
      Net deferred tax assets............   $     --    $     --
                                            ========    ========

   As of December 31, 2005, and 2004, a valuation allowance of $ 50,294,000 and $49,535,000 respectively, is provided as the realization of the deferred tax assets are not assured.

   c. Loss before income taxes:

                   Year ended December 31,
                   -----------------------
                   2005     2004     2003
                  ------   ------   ------
                       ($ in thousands)
   Domestic ...   $  782   $3,145   $8,240
   Foreign ....       28       38       43
                  ------   ------   ------
     Total ....   $  810   $3,183   $8,283
                  ======   ======   ======

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Segment reporting, geographical information and major customers

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

                                  Year ended December 31,
                                  -----------------------
                                  2005      2004      2003
                                -------   -------   -------
                                     ($ in thousands)
  Revenues:
     United States .........   $ 9,573   $ 4,224   $ 4,602
     Europe ................     1,378     1,127       966
     South America .........     3,603     2,432       817
     Far East ..............     5,009     4,234       540
     Middle East ...........     8,551     7,239     4,040
     Other .................     1,600     1,813     2,197
                               -------   -------   -------
       Total revenues ......   $29,714   $21,069   $13,162
                               =======   =======   =======

   Revenues from major
    customers exceeding 10%
    of revenues:
     Master Reseller - A....       --%        16%      19%


                                      December 31,
                                      ------------
                                     2005     2004
                                    ------   ------
                                    ($ in thousands)
   Long-lived assets:
    United States ...............   $3,880   $4,307
    Israel ......................      212      240
    Europe ......................       36       95
    Other .......................        3       --
                                    ------   ------
     Total long-lived assets ....   $4,131   $4,642
                                    ======   ======

                                DELTATHREE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Selected Quarterly Financial Information (Unaudited)

                                                                             Three Months Ended,
                                                                             -------------------
                                                            March 31        June 30       September 30    December 31
                                                          ------------    ------------    ------------    ------------
                                                                    ($ in thousands, except per share data)
2005
Total revenues ........................................   $      6,604    $      6,927    $      7,105    $      9,078
Costs and operating expenses:
  Cost of revenues ....................................          4,210           4,284           4,379           5,825
  Research and development expenses ...................            814             777             762             875
  Selling and marketing expenses ......................            864           1,001           1,045           1,263
  General and administrative expenses .................            610             735             744             824
  Depreciation and amortization .......................            610             534             402             385
                                                          ------------    ------------    ------------    ------------
Total costs and operating expenses ....................          7,108           7,331           7,332           9,172
                                                          ------------    ------------    ------------    ------------
Loss from operations ..................................           (504)           (404)           (227)            (94)
Interest income, net ..................................             94              10             198             116
                                                          ------------    ------------    ------------    ------------
Profit (Loss) before income taxes .....................           (410)           (394)            (29)             22
Income taxes ..........................................             17              15              11               0
                                                          ------------    ------------    ------------    ------------
Net Profit (loss) .....................................   $       (427)   $       (409)   $        (40)   $         22
                                                          ============    ============    ============    ============
Net loss per share - basic and diluted ................   $      (0.01)   $      (0.01)          (0.00)   $       0.00)
                                                          ============    ============    ============    ============

Weighted average number of shares outstanding -
     basic and diluted ................................     29,547,177      29,707,860      29,719,899      29,726,732
                                                          ============    ============    ============    ============

2004
Total revenues ........................................   $      4,606    $      4,701    $      5,530    $      6,232
Costs and operating expenses:
  Cost of revenues ....................................          3,009           3,047           3,665           4,070
  Research and development expenses ...................            581             558             703             689
  Selling and marketing expenses ......................            803             822             737             912
  General and administrative expenses .................            597             484             546             549
  Depreciation and amortization .......................            747             719             619             656
                                                          ------------    ------------    ------------    ------------
Total costs and operating expenses ....................          5,737           5,630           6,270           6,876
                                                          ------------    ------------    ------------    ------------
Loss from operations ..................................         (1,131)           (929)           (740)           (644)
Interest income, net ..................................             86              49              81              53
                                                          ------------    ------------    ------------    ------------
Loss before income taxes ..............................         (1,045)           (880)           (659)           (591)
Income taxes ..........................................             38               6              12              10
                                                          ------------    ------------    ------------    ------------
Net loss ..............................................   $     (1,083)   $       (886)   $       (671)   $       (601)
                                                          ============    ============    ============    ============
Net loss per share - basic and diluted ................   $      (0.04)   $      (0.03)          (0.02)   $      (0.02)
                                                          ============    ============    ============    ============

Weighted average number of shares outstanding -
     basic and diluted ................................     29,278,433      29,312,835      29,319,307      29,346,971
                                                          ============    ============    ============    ============

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 29, 2006.

                                       DELTATHREE, INC.


                                       By: /s/ Shimmy Zimels
                                          -------------------------------------
                                          Shimmy Zimels
                                          Chief Executive Officer and President
                                          (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shimmy Zimels his true and lawful attorney-in-fact, acting alone, with full power of substitution, for and in the name, place and stead of the undersigned, in any and all capacities to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes, may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

    Signature                         Title                            Date
    ---------                         -----                            ----

/s/ Shimmy Zimels     Chief Executive Officer, President,         March 29, 2006
-------------------   Chief Financial Officer, and Director
Shimmy Zimels         (Principal Executive Officer,
                      Principal Financial Officer and Principal
                      Accounting Officer)


/s/ Noam Bardin         Chairman of the Board of Directors        March 29, 2006
-------------------
Noam Bardin


/s/ Noam Ben-Ozer                    Director                     March 29, 2006
-------------------
Noam Ben-Ozer


/s/ Ilan Biran                       Director                     March 29, 2006
-------------------
Ilan Biran


/s/ Benjamin Broder                  Director                     March 29, 2006
-------------------
Benjamin Broder


/s/ Joshua Maor                      Director                     March 29, 2006
-------------------
Joshua Maor


/s/ Lior Samuelson                   Director                     March 29, 2006
-------------------
Lior Samuelson

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit
Number     Description
------     -----------

3.1.1 Form of Restated Certificate of Incorporation of deltathree, Inc. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

3.1.2 Form of Amendment to Restated Certificate of Incorporation of deltathree, Inc. (Incorporated by reference to our annual report on Form 10-K/A, filed on April 30, 2001).

3.2        Form of Amended and Restated By-laws of deltathree, Inc.
           (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.1 Specimen Certificate of Common Stock (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.2 Specimen Certificate of Class B Common Stock (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

10.1 Form of deltathree, Inc. 1999 Stock Incentive Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.2 Form of deltathree, Inc. 1999 Employee Stock Purchase Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

10.3 Form of deltathree, Inc. 1999 Performance Incentive Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.4 Form of deltathree, Inc. 1999 Directors' Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.5 Employment Agreement, effective as of April 26, 2004, between Shimmy Zimels and deltathree, Inc. (Incorporated by reference to our annual report on Form 10-K/A, filed on April 29, 2004).+

10.6 Employment Agreement, effective as of April 26, 2004, between Paul White and deltathree, Inc. (Incorporated by reference to our annual report on Form 10-K/A, filed on April 29, 2004).+

10.7 2004 Stock Incentive Plan (Incorporated by reference to our registration statement on Form S-8 (Registration No. 333-86503)).+

10.8 2004 Non-Employee Director Stock Option Plan (Incorporated by reference to our registration statement on Form S-8 (Registration No. 333-86503)).+

10.9 Form of Option Agreement Pursuant to 2004 Stock Incentive Plan (Incorporated by reference to our annual report on Form 10-K, filed on March 31, 2005).+

10.10 Form of Option Agreement Pursuant to 2004 Non-Employee Director Stock Option Plan (Incorporated by reference to our annual report on Form 10-K, filed on March 31, 2005).+

10.11 Executive and Director Compensation Arrangements (Incorporated by reference to our annual report on Form 10-K, filed on March 31,
           2005).+

10.12 Separation and Release Agreement, dated February 13, 2006 between deltathree, Inc. and Paul C. White (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 15,
           2006).+

10.13 First Amendment to the deltathree, Inc. 2004 Stock Incentive Plan, dated as of December 20, 2005 (Incorporated by reference to Exhibit
           10.1 to our Current Report on Form 8-K, filed on December 21, 2005).+

10.14 First Amendment to the deltathree, Inc. 2004 Non-Employee Director Stock Option Plan, dated as of December 20, 2005 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on December 21, 2005).+

14.1 deltathree, Inc. Corporate Code of Conduct and Ethics (Incorporated by reference to our annual report on Form 10-K, filed on March 30,
           2004).

21.1*      Subsidiaries of deltathree, Inc.

23.1*      Consent of Brightman Almagor & Co.

31.1*      Certification of the Chief Executive Officer, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*      Certification of the Chief Financial Officer, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

32* Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
*     Filed herewith.

+     Management contract or compensatory plan.