Form 10-Q
period 2006-03-31
DELTATHREE INC
filed 2006-05-08
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-28063

DELTATHREE, INC.

A Delaware Corporation	I.R.S. Employer No. 13-4006766

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 4, 2006, 30,000,982 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

i

ii

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.
DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)

	As of March 31,	As of December 31,
	2006	2005

ASSETS
Current assets:

Cash and cash equivalents	$4,122	$3,847
Restricted cash and short-term investments	10,874	10,648
Accounts receivable, net	1,376	703
Prepaid expenses and other current assets	572	612
Inventory	211	242

Total current assets	17,155	16,052

Restricted cash and long -term investments	1,216	1,216

Property and equipment, net	4,005	4,131

Deposits	105	105

Total assets	$22,481	$21,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,264	$3,904
Deferred revenues	549	344
Other current liabilities	1,708	1,540

Total current liabilities	6,521	5,788

Long-term liabilities:
Severance pay obligations	163	155

Total liabilities	6,684	5,943
Commitments and Contingencies
Stockholders’ equity:
Class A common stock, - par value $0.001	30	30
Additional paid-in capital	167,838	167,690
Accumulated deficit	(151,861)	(151,949)

Treasury stock at cost: 257,600 shares of class A common stock as of March 31, 2006 and December 31, 2005	16,007	15,771

Total stockholders’ equity	(210)	(210)

Total liabilities and stockholders’ equity	$22,481	$21,504

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2006	2005

Revenues	$10,749	$6,604

Costs and operating expenses:
Cost of revenues	7,194	4,210
Research and development expenses	1,080	814
Selling and marketing expenses	1,202	864
General and administrative expenses	932	610
Depreciation and amortization	371	610

Total costs and operating expenses	10,779	7,108

Loss from operations	(30)	(504)
Interest income, net	129	94
Net income (loss) before income taxes	99	(410)
Income taxes	11	17
Net income (loss)	$88	(427)

Net income (loss) per share - basic and diluted	$0.00	(0.01)

Basic weighted average number of shares outstanding	29,741,307	29,547,177
Diluted weighted average number of shares outstanding	30,673,141	29,547,177

See notes to unaudited condensed consolidated financial statements

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$88	$(427)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	371	610
Increase in liability for severance pay, net	8	79
Stock based compensation	144	-
Capital gain, net	(1)	-
Changes in assets and liabilities:
Increase in accounts receivable	(673)	(193)
Decrease (increase) in other current assets	40	(222)
Decrease in inventory	31	42
Increase (decrease) in accounts payable	319	(939)
Increase in deferred revenues	205	931
Increase in other current liabilities	168	451
Net cash provided by operating activities	700	332

Cash flows from investing activities:
Purchase of property and equipment	(204)	(532)
Proceeds from sale of property and equipment	1	-
Long-term investments, net	-	(200)
Short-term investments, net	(226)	2,125
Net cash used in investing activities	(429)	1,393

Cash flows from Financing activities:
Proceeds from exercise of employee options	4	363

Net cash provided by financing activities	4	363

Increase in cash and cash equivalents	275	2,088
Cash and cash equivalents at beginning of year	3,847	3,905
Cash and cash equivalents at end of period	$4,122	$5,993

Supplemental schedule of cash flow information:

Taxes	$11	$9

Supplemental schedule of non cash investing and financing activities:

Acquisition of fixed assets on credit	$41	$117

See notes to unaudited condensed consolidated financial statements

DELTATHREE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation

Financial Statement Preparation

The unaudited condensed consolidated financial statements of deltathree, Inc. and its subsidiaries (collectively referred to in this report as the “Company”, “we”, “us”, or “our”), of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information as of and for the periods presented have been included.

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2005 included in our Annual Report on Form 10-K.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock option and stock incentive compensation plans, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months ended March 31, 2006 were 931,834. We did not calculate the diluted earnings per common share for the quarter ended March 31, 2005, since the company had a net loss. If the Company had a profit and needed to calculate the dilutive common share equivalents at March 31, 2005, the Company would have had 1,392,973 share equivalents.

2.    Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission, or SEC, adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of FAS 123R beginning in the first quarter of fiscal 2006.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application. Under the modified prospective method, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

The fair value of the employees’ stock options granted during the three months ended March 31 , was $2.79 per share using the Black-Scholes model, with the following assumptions:

Volatility	128%
Risk-free interest rate	4%
Dividend yield	0%
Expected life of options	6yrs

The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company is required to assume a dividend yield as an input to the Black-Scholes. The dividend yield assumption is based on the Company’s history and expectation of future dividends payout and may be subject to substantial change in the future. The Company does not expect to pay any dividends for the expected term of the options. The expected life of employee stock options represents the period the stock options are expected to remain outstanding. The Black-Scholes model assumes that the exercise behavior of the employees is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option).

For the period ended on March 31, 2005, had the Company elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by FAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

Three Months Ended March 31,
2005

Net Income (Loss):
Reported net income (loss)	$(427)
Add stock-based employee compensation expense, included in reported net income, net of tax	−
Deduct stock-based employee compensation expense determined under fair value method, net of tax	(110)

Pro forma net income (loss)	$(537)

Net income (loss) per share:
Basic and diluted, as reported	$(0.01)
Basic and diluted, pro forma	$(0.02)

For the purpose of presenting pro forma information required under FAS 123, the fair value option grant has been estimated on the date of grant using the Black-Scholes option pricing model for grants made after the Company became a public entity. There were no grants in the three months period ended March 31, 2005.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-Looking Statements

This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	uncertainty of our future profitability;
•	our ability to expand our revenues from multiple sources and customer bases;
•	our ability to obtain additional capital to finance operations and grow our business;
•	decreasing rates of all related telecommunications services, which could prevent our future profitability;
•	our limited operating history;
•	the public’s acceptance of Voice over Internet Protocol, or VoIP, telephony, and the level and rate of customer acceptance of our new products and services;
•	the competitive environment of Internet telephony and our ability to compete effectively;
•	fluctuations in our quarterly financial results;
•	our ability to handle a large number of simultaneous calls;
•	our ability to maintain and operate our computer and communications systems, without interruptions or security breaches;
•	our ability to operate in international markets;
•	our ability to retain key personnel to support our products and ongoing operations;
•	our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of equipment owned and operated by third parties;
•	the uncertainty of future governmental regulation;
•	the need for ongoing product and service development in an environment of rapid technological change; and
•	other risks referenced from time to time in our filings with the SEC.

For a more complete list and description of such risks and uncertainties, as well as other risks, refer to our Form 10-K for the year ended December 31, 2005. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

Founded in 1996, we are a leading provider of integrated VoIP telephony services, products, hosted solutions, and infrastructure. We offer customers high quality Internet telephony solutions that are viable and cost-effective alternatives to traditional telephone services. Supporting hundreds of thousands of active users around the world, we serve customers through our two primary distribution channels: the Service Provider and Reseller channel and the iConnectHere direct-to-consumer channel. We offers a broad suite of private label VoIP products and services as well as a back-office platform for service providers, resellers, and corporate customers. Based on our customizable VoIP solutions, these customers can offer private label telecommunications to their own customer bases, under either their own brand name, a white-label brand, and/or the iConnectHere or deltathree brand name. At the same time, iConnectHere, our direct-to-consumer offering, provides award-winning VoIP products directly to consumers and small businesses online using the same primary platform.

During the first quarter of fiscal 2006, we remained focused on increasing the market penetration of our core VoIP solutions and on continuing to diversify and expand our customer base. As a result, the following items were primary highlights of our business during the first quarter:

•	Record revenues of $10.7 million, which was an increase of 63% year-over-year. This marked our twelfth consecutive quarter of sequential revenue growth.
•	Second consecutive quarter of GAAP profitability as net income rose to a record $88,000, including the impact of FAS 123R which added $144,000 of stock based compensation expense to the quarter.
•	Quarterly cash flow from operations increased to $700,000.
•	We extended our working agreement with Verizon Communications to provide management services for Verizon's VoiceWing consumer VoIP service.
•
Gross margin was 33%, compared with a gross margin of 36% year-over-year. The decline in gross margin was primarily attributable to our promotions in support of increased sales and marketing activities conducted during the quarter.

Going forward, we expect to continue to devote a significant amount of our resources to develop and expand our Service Provider and Reseller base and we expect our revenue from this key channel to represent a growing percentage of our total revenue over the next several years. We are actively marketing our products and services to a large number of broadband operators, including telecom, cable companies, Internet service providers, and consumer oriented retailers around the world. We recently signed a non-binding memorandum of understanding with a leading consumer hardware manufacturer to assist us in expanding our direct to consumer channel.  Under this memorandum of understanding which we anticipate to formalize with a definitive agreement, we would provide consulting, management, and integration services.  While there can be no assurance that we will enter into a definitive agreement with this manufacturer, we have received an initial pre-payment in the amount of $200,000 from the manufacturer and we expect to receive additional payments for our services based on our achievement of certain milestones.

Our expectations regarding results for our second quarter of fiscal 2006 are as follows:

•	Sequential revenue growth to be within the range of 5% to 10%.
•
Quarterly net income within the range of $0.01 per share to $0.02 per share, excluding the impact of stock-based compensation expense. We expect to record stock-based compensation expense of between $0.00 to 0.01 per share related to FAS No. 123R.

The above items are forward-looking statements about our expectations for future performance. Actual results could differ materially.

Results of Operations - Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

Revenues increased approximately $4.1 million or 62.1% to approximately $10.7 million for the three months ended March 31, 2006 from approximately $ 6.6 million for the three months ended March 31, 2005. Revenues from VoIP telephony services through our reseller and service provider sales efforts (including sales of our Outsourced Platform Solution) increased approximately $4.2 million or 85.7% to approximately $9.1 million for the three months ended March 31, 2006 from approximately $4.9 million for the three months ended March 31, 2005, due primarily to our increased market penetration in the worldwide reseller and service provider market. Management believes that the reseller and service provider market will be our primary revenue driver throughout the balance of the fiscal year and will contribute significantly to our projected growth rate previously stated for the second quarter of 2006. Revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere decreased slightly by $0.1 million or 5.8 % to approximately $1.6 million for the three months ended March 31, 2006, from approximately $1.7 million for the three months ended March 31, 2005. PC to Phone calls have decreased by approximately 25.7% while Broadband Phone calls have increased by 53.1% as compared to the comparable period, a trend that we believe will continue in the near future as more of our subscribers move over to Broadband based communication services.

Costs and Operating Expenses

Cost of revenues. Cost of revenues increased by approximately $3.0 million or 70.1 % to approximately $7.2 million for the three months ended March 31, 2006 from approximately $4.2 million for the three months ended March 31, 2005, due primarily to the increase in the amount of traffic being terminated on our network which directly contributed to our increase in revenues. The increased cost was also caused by an increase in fixed costs associated with our E911 service and local number portability service, and we expect these costs to have less of an impact on our cost of revenues going forward as our sales in the United States continue to increase as expected. The impact of FAS 123R was minimal to our cost of revenue, amounting to only $10,080.

Research and development expenses. Research and development expenses increased by approximately $ 0.3 million or 25% to approximately $1.1 million for the three months ended March 31, 2006 from approximately $ 0.8 million for the three months ended March 31, 2005, due to higher personnel costs associated with the development of new services and enhancements to our existing services and to $64,800 of costs related to the impact of FAS 123R.

Selling and marketing expenses. Selling and marketing expenses increased by approximately $0.3 million or 39.1% to approximately $1.2 million for the three months ended March 31, 2006 from approximately $ 0.9 million for the three months ended March 31, 2005 due to higher personnel costs of $0.1 million, to $21,600 of costs related to FAS 123R and higher external marketing expenses of approximately $0.1 million.

General and administrative expenses. General and administrative expenses increased by approximately $ 0.3 million or 52.6% to approximately $0.9 million for the three months ended March 31, 2006 from approximately $0.6 million for the three months ended March 31, 2005 due to somewhat higher personnel costs and an increase in professional fees. We have added additional general and administrative personnel to assist us with handling the transaction volume created by our 62.1% increase in sales and we have also increased salaries through our normal annual reviews. Our core increase in salaries amounted to approximately 9.9% with the balance of the increase, $47,520 related directly to costs associated with FAS 123R

Depreciation and amortization. Depreciation and amortization decreased by approximately $0.2 million or 39.2% to approximately $0.4 million for the three months ended March 31, 2006 from approximately $0.6 million for the three months ended March 31, 2005 primarily due to a lower level of depreciation expense that we have been able to take on certain assets in 2006 compared to 2005 as they have already been fully depreciated.

Loss from Operations

Loss from operations decreased by approximately $0.5 million or 97% to approximately $30,000 for the three months ended March 31, 2006 from approximately a loss of $0.5 million for the three months ended March 31, 2005. This is due primarily to the significant increase in our revenue base of approximately $4.1 million which helped contribute to an increased gross profit of $1.2 million, when comparing the first quarter of fiscal 2006 to fiscal 2005. The increase in gross profit was offset by an increase in our other operating costs of approximately $0.7 million.

Interest Income, Net

Interest income, net increased by approximately $35,000 or 37.2 % to approximately $129,000 for the three months ended March 31, 2006 from approximately $94,000 for the three months ended March 31, 2005. The increase was primarily driven by higher interest rates received on our restricted cash, and short and long term investments.

Income Taxes, Net

We paid net income taxes of approximately $11,000 for the three months ended March 31, 2006 compared to approximately $17,000 for the three months ended March 31, 2005. These payments were related to miscellaneous minimum taxes that we incur annually and these taxes are not related to our net income in either period. There were no income tax provisions recorded during the three months ended March 31, 2006, because the net income we achieved was insignificant compared to the Net Operating Losses, or NOL’s, that we accrued over previous periods. We have not recorded any tax benefits due to our accrued NOL’s , as we believe that, based on our history of net operating losses and other factors, that the evidence of our recent profits do not yet support the realization of the benefit of our NOL’s. Accordingly, a full valuation allowance has been recorded against our net deferred tax assets. Management believes that we have enough usable NOL’s in the foreseeable future to offset any net income that we expect to generate at this time. Management understands that if we continue to achieve quarterly net income then we will have to reevaluate our valuation of our NOL’s and deferred tax assets.

Net Profit (Loss)

Net Profit increased by approximately $0.5 million or 75% to approximately $0.1 million for the three months ended March 31, 2006 from a loss of approximately $ 0.4 million for the three months ended March 31, 2005 due to the foregoing factors. Additionally, our profit for the first quarter of 2006 in comparison to our loss in the first quarter of 2005 has been reduced in the amount of $0.1 million, due to our adoption of FAS 123R on January 1, 2006.

Liquidity and Capital Resources

Since our inception in 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of March 31, 2006, we had an accumulated deficit of approximately $152 million. We have generated net income for the past two consecutive quarters and management anticipates that this trend will continue, but we cannot assure you that it will continue.

As of March 31, 2006, we had cash and cash equivalents of approximately $4.1 million, restricted cash and short-term investments of approximately $10.9 million, long-term investments of $1.2 million or a total of $16.2 million in cash, restricted cash, short and long term investments and increase of $0.5 million, as compared to December 31, 2005. The increase in cash, restricted cash, short and long term investments noted was a combination of the net cash generated by operating activities and cash used in investing activities noted below.

We generated positive cash flow from operating activities of approximately $ 0.7 million during the three months ended March 31, 2006 compared with positive cash flow from operating activities of approximately $0.3 million during the three months ended March 31, 2005. The increase in our cash generated from operating activities was primarily driven by our increase in net income of $0.5 million. Changes in current assets and liabilities were flat in comparison.

Our capital expenditures were approximately $0.2 million in the three months ended March 31, 2006 compared to approximately $ 0.5 million expended in the three months ended March 31, 2005 as we made moderate investments to optimize our overall utilization of our existing domestic and international network infrastructure.

To the extent that these trends do not remain steady, or if in the long-term we are not able to successfully implement our business strategy, we may be required to raise additional funds for our ongoing operations. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. In addition, we cannot assure you that any third party will be willing or able to provide additional capital to us on favorable terms or at all.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The SEC's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We believe that our exposure to market risk is immaterial. We currently do not invest in, or otherwise hold, for trading or other purposes, any financial instruments subject to market risk. There has been no change in the Company’s market risk profile during this quarter.

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

        (b) Changes in Internal Controls.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DELTATHREE, INC.

Date: May 8, 2006	By:	/s/ Shimmy Zimels
Name: Shimmy Zimels
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.