Form 10-Q
period 2006-06-30
DELTATHREE INC
filed 2006-08-11
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-28063

DELTATHREE, INC.

A Delaware Corporation	I.R.S. Employer No. 13-4006766

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

Yes ☐  No ☒

As of August 7, 2006, 29,789,564 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)

	June 30	December 31
	2006	2005
ASSETS
Current assets:

Cash and cash equivalents	$3,233	$3,847
Restricted cash and short-term investments	13,596	10,648
Accounts receivable, net	1,191	703
Prepaid expenses and other current assets	537	612
Inventory	236	242
Total current assets	18,793	16,052

Restricted cash and long -term investments	1,216	1,216

Property and equipment, net	3,828	4,131

Deposits	107	105
Total assets	23,944	21,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	3,983	4,279	*
Deferred revenues	1,884	344
Other current liabilities	1,465	1,165	*
Total current liabilities	7,332	5,788

Long-term liabilities:
Severance pay obligations	202	155
Total liabilities	7,534	5,943
Commitments and Contingencies
Stockholders’ equity:
Class A common stock, - par value $0.001	30	30
Additional paid-in capital	167,745	167,690
Accumulated deficit	(151,365)	(151,949)
	16,410	15,771
Treasury stock at cost: 257,600 shares of class A common stock as of December 31, 2005	—	(210)
Total stockholders’ equity	16,410	15,561
Total liabilities and stockholders’ equity	$23,944	$21,504

See notes to unaudited condensed consolidated financial statements.
* Reclassified

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$9,966	$6,927	$20,715	$13,531

Costs and operating expenses:
Cost of revenues	6,166	4,284	13,360	8,494
Research and development expenses	1,044	777	2,124	1,591
Selling and marketing expenses	1,271	1,001	2,473	1,865
General and administrative expenses	732	735	1,664	1,345
Depreciation and amortization	379	534	750	1,144
Total costs and operating expenses	9,592	7,331	20,371	14,439

Income (loss) from operations	374	(404)	344	(908)
Interest income, net	148	10	277	104
Net income (loss) before income taxes	522	(394)	621	(804)
Income taxes	26	15	37	32
Net income (loss)	$496	$(409)	$584	$(836)

Net income (loss) per share - basic and diluted	$0.02	$(0.01)	$0.02	$(0.03)

Basic weighted average number of shares outstanding	29,745,897	29,707,860	29,744,860	29,619,908
Diluted weighted average number of shares outstanding	30,604,982	29,707,860	30,640,319	29,619,908

See notes to unaudited condensed consolidated financial statements

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$584	$(836)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	750	1,137
Increase in liability for severance pay, net	47	57
Stock based compensation	244	—

Changes in assets and liabilities:
Increase in accounts receivable	(488)	(606)
Decrease (increase) in prepaid expenses and other current assets	75	(292)
Decrease (increase) in inventory	6	(12)
Decrease in accounts payable	(323)	(220)*
Increase in deferred revenues	1,540	658
Increase (decrease) in other current liabilities	300	(584)*
Net cash provided by (used in) operating activities	2,735	(698)

Cash flows from investing activities:
Purchase of property and equipment	(420)	(846)
Decrease (increase) in deposits	(2)	3
Long-term investments, net	—	(270)
Unrealized gain on available for sale securities		95
Short-term investments, net	(2,948)	2,351
Net cash (used in) provided by investing activities	(3,370)	1,333

Cash flows from Financing activities:
Proceeds from exercise of employee options	21	378
Net cash provided by financing activities	21	378

(Decrease) increase in cash and cash equivalents	(614)	1,013
Cash and cash equivalents at beginning of year	3,847	3,905
Cash and cash equivalents at end of period	$3,233	$4,918
Supplemental schedule of cash flow information:
Taxes	$24	$24

Supplemental schedule of non cash investing and financing activities:
Acquisition of fixed assets on credit	$27	$190
Cancellation of shares	$210	$—

See notes to unaudited condensed consolidated financial statements
*Reclassified

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock option and stock incentive compensation plans, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the six months ended June 30, 2006 were 895,459, and for the three months ended June 30, 2006 were 859,084. There is no effect on the calculation of diluted earnings per common share for the quarter ended June 30, 2005, because the Company had a net loss. If the Company had a profit and needed to calculate the dilutive common share equivalents at June 30, 2005, the Company would have had 2,706,019 share equivalents.

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

The fair value of the employees’ stock options granted during the six months ended June 30, 2006 was $2.77 per share using the Black-Scholes model, with the following assumptions:

Volatility	128%
Risk-free interest rate	4%
Dividend yield	0%
Expected life of options	5.5-	6yrs

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

For the period ended on June 30, 2005, had the Company elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by FAS No. 123, net loss and loss per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net Loss:
Reported net loss	$(409)	$(836)
Add stock-based employee compensation expense, included in reported net income, net of tax	—	—
Deduct stock-based employee compensation expense determined under fair value method, net of tax	(110)	(219)

Pro forma net loss	$(519)	$(1,055)

Net loss per share:
Basic and diluted, as reported	$(0.01)	$(0.03)
Basic and diluted, pro forma	$(0.02)	$(0.04)

For the purpose of presenting pro forma information required under FAS 123, the fair value option grant has been estimated on the date of grant using the Black-Scholes option-pricing model for grants made after the Company became a public entity.

There were no option grants in the three month and six month period ended June 30, 2005.

3.	Recently issued accounting standards

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

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

During the second quarter of fiscal 2006, we focused on regaining our gross margin and increasing our profitability while refocusing our sales efforts in areas that satisfy our long-term strategic goals. To that end, we realigned our promotional activities and marketing expenses with our long-term gross margin and revenue objectives. Our second quarter 2006 financial results were highlighted by the following:

•	We achieved record levels of net income and operating profit.
o	Net income increased to a record $496,000 or $0.02 per diluted share.
o	Achieved the first operating profit in our history of $374,000.
•
Our progress in driving profitability was further supported by a significant rise in total gross margin across our combined service provider, reseller and consumer businesses. We raised our gross margin back to 38%, a 5% increase sequentially and on par with the same period last year. The 5% sequential increase in gross margin was primarily due to a reduction in marketing and promotional activities offered during the second quarter.

•
Quarterly cash flow from operations increased to a record $2.7 million. This was driven by additional cash received related to an advanced payment from a leading global consumer hardware manufacturer to support a planned direct to consumer VoIP service offering.

•
Revenues increased 44% year-over-year to $10.0 million, down 7% sequentially. Sequential revenue growth was below our range of expectations for the quarter primarily due to our decision to scale back certain aggressive promotional pricing and marketing activities predominantly aimed at the service provider and reseller market which had a larger than expected impact on our revenues. To a lesser extent, our revenue growth during the quarter was also impacted by new regulations imposed on VoIP service providers in select foreign countries. As we continue to operate on a global basis, we are focusing our business development efforts on countries with more favorable regulatory environments, as well as broadening our sales and partnering efforts with locally licensed VoIP service providers. We cannot, however, assure you that we will be, or of the extent to which we will be, successful in these endeavors.

•
Cash, restricted cash, and short and long term investments increased to $18.0 million, representing an increase of $1.8 million sequentially. As stated above, the increase is primarily attributable to the cash received during the quarter by the leading global consumer hardware manufacture. In addition, the cash received had a direct impact on our net deferred revenues as well, increasing net deferred revenues by $1.3 million sequentially to $1.9 million.

Going forward, we expect to continue to devote a significant amount of our resources to develop and expand our Service Provider and Reseller base and we expect our revenue from this key channel to represent a growing percentage of our total revenue over the next several years. We are actively marketing our products and services to a large number of broadband operators, including telecom, cable companies, Internet service providers, and consumer oriented retailers around the world. In connection with the non-binding memorandum of understanding that we signed with a leading global consumer hardware manufacturer to develop and support a direct to consumer VoiP service offering, we received an additional $1.8 million in an advanced payment from the manufacturer during the second quarter of fiscal 2006. We previously received an amount of $200,000 from this manufacturer during the first quarter of fiscal 2006. We anticipate formalizing our relationship with this manufacturer with a definitive agreement, but we can not assure you that we will succeed in signing such a definitive agreement.

The above items are forward-looking statements about our expectations for future performance. Actual results could differ materially.

Results of Operations - Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues

Revenues increased approximately $7.2 million or 53.3% to approximately $20.7 million for the six months ended June 30, 2006 from approximately $13.5 million for the six months ended June 30, 2005. Revenues from enhanced IP communications services (primarily PC-to-Phone and Broadband Phone) through iConnectHere decreased slightly by $0.5 million or 14.28% to approximately $3.0 million for the six months ended June 30, 2006 from approximately $3.5 million for the six months ended June 30, 2005 due primarily to a slightly reduced volume of PC-to-Phone and Broadband Phone calls. Revenues from enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted Communications Solution) increased approximately $7.7 million or 77% to approximately $17.7 million for the six months ended June 30, 2006 from approximately $10 million for the six months ended June 30, 2005, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base. One of our master reseller/service provider customers accounted for approximately 11% of our sales in aggregate during the six months ended June 2005.

Costs and Operating Expenses

Cost of revenues. Cost of revenues increased by approximately $4.9million or 57.6% to approximately $13.4 million for the six months ended June 30, 2006 from approximately $8.5 million for the six months ended June 30, 2005, due primarily to an increase in the amount of traffic being terminated on our network which directly contributed to our increase in revenues. The increased cost was also caused by an increase in fixed costs associated with our E911 service and local number portability service, and we expect these costs to have less of an impact on our cost of revenues going forward as our sales in the United States continue to increase as expected. The impact of FAS 123R was minimal to our cost of revenue, amounting to only $12,000.

Research and development expenses. Research and development expenses increased by approximately $0.5 million or 31.25% to approximately $2.1 million for the six months ended June 30, 2006 from approximately $1.6 million for the six months ended June 30, 2005, due to higher personnel costs associated with the development of new services and enhancements to our existing services and to $79,000 of costs related to the impact of FAS 123R.

Selling and marketing expenses. Selling and marketing expenses increased by approximately $0.6 million or 31.6% to approximately $2.5 million for the six months ended June 30, 2006 from approximately $1.9 million for the six months ended June 30, 2005 due to slightly higher personnel and external marketing related costs associated with the sales and marketing of our products and services, including $32,000 of costs related to the impact of FAS 123R.

General and administrative expenses. General and administrative expenses increased by approximately $0.4 million or 30.7% to approximately $1.7 million for the six months ended June 30, 2006 from approximately $1.3 million for the six months ended June 30, 2005 due to somewhat higher personnel costs associated with the increased general and administrative activities associated with higher transaction volumes, including $121,000 of costs related to the impact of FAS 123R.

Depreciation and amortization. Depreciation and amortization decreased by approximately $ 0.4 million or 36.36% to approximately $0.7 million for the six months ended June 30, 2006 from approximately $1.1 million for the six months ended June 30, 2005 primarily due to a lower level of certain assets purchased in prior years being included in the computation of depreciation expense in 2006 compared to 2005 as they have already been fully depreciated in prior periods.

Income from Operations

Income from operations increased by approximately $1.2 million or to approximately $0.3 million for the six months ended June 30, 2006 from loss from operations of approximately $0.9 million for the six months ended June 30, 2005, due primarily to the increase in revenues and relative decrease in indirect operating expenses, including depreciation and amortization expenses.

Interest Income, Net

Interest income, net increased by approximately $173,000 or 166.35% to approximately $277,000 for the six months ended June 30, 2006 from approximately $104,000 for the six months ended June 30, 2005.

Income Taxes, Net

We paid net income taxes of approximately $37,000 for the six months ended June 30, 2006 compared to approximately $32,000 for the six months ended June 30, 2005. These payments were related to income taxes accrued by us and miscellaneous minimum taxes that we incur annually. The income taxes that we have accrued are not significant, but are based on alternative minimum taxes that are not covered by our net operating losses, or NOL’s. We have not recorded any tax benefits due to our accrued NOL’s , as we believe that, based on our history of net operating losses and other factors, that the evidence of our recent profits do not yet support the realization of the benefit of our NOL’s. Accordingly, a full valuation allowance has been recorded against our net deferred tax assets. We believe that we have enough usable NOL’s in the foreseeable future to offset any significant net income that we expect to generate at this time. We understand that if we continue to achieve quarterly net income then we will have to re-evaluate our valuation of our NOL’s and deferred tax assets.

Net Income

Net income increased by approximately $1.4 million to approximately $0.6 million for the six months ended June 30, 2006 from a loss of approximately $0.8 million for the six months ended June 30, 2005 due to the foregoing factors.

Results of Operations - Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues

Revenues increased approximately $3.0 million or 42.86 % to approximately $10 million for the three months ended June 30, 2006 from approximately $7.0 million for the three months ended June 30, 2005. Revenues from VoIP telephony services through our reseller and service provider sales efforts (including sales of our Outsourced Platform Solution) increased approximately $3.3 million or 63.5 % to approximately $8.5 million for the three months ended June 30, 2006 from approximately $5.2 million for the three months ended June 30, 2005, due primarily to our increased market penetration in the worldwide reseller and service provider market. Management believes that the reseller and service provider market will be one of our primary revenue drivers throughout the balance of the fiscal year and will contribute significantly to our projected growth rate previously stated for the first quarter of 2006. Revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere decreased slightly by $0.3 million or 16.67 % to approximately $1.5 million for the three months ended June 30, 2006, from approximately $1.8 million for the three months ended June 30, 2005.

Costs and Operating Expenses

Cost of revenues. Cost of revenues increased by approximately $1.9 million or 44.2 % to approximately $6.2 million for the three months ended June 30, 2006 from approximately $4.3 million for the three months ended June 30, 2005, due primarily to the increase in the amount of traffic being terminated on our network which directly contributed to our increase in revenues. The increased cost was also caused by an increase in fixed costs associated with our E911 service and local number portability service, and we expect these costs to have less of an impact on our cost of revenues going forward as our sales in the United States continue to increase as expected. The impact of FAS 123R was minimal to our cost of revenue, amounting to only $2,372.

Research and development expenses. Research and development expenses increased by approximately $0.2 million or 25% to approximately $1 million for the three months ended June 30, 2006 from approximately $0.8 million for the three months ended June 30, 2005, due to higher personnel costs associated with the development of new services and enhancements to our existing services and to $13,798 of costs related to the impact of FAS 123R.

Selling and marketing expenses. Selling and marketing expenses increased by approximately $0.3 million or 30% to approximately $1.3 million for the three months ended June 30, 2006 from approximately $1 million for the three months ended June 30, 2005 due to higher personnel costs to $11,111 of costs related to FAS 123R and higher external marketing expenses.

General and administrative expenses. General and administrative expenses stayed at the same level. We have added additional general and administrative personnel to assist us with handling the transaction volume created by our increase in sales and we have also increased salaries through our normal annual reviews. Our core increase in salaries amounted to approximately 9.9% with the balance of the increase, $73,363 related directly to costs associated with FAS 123R.

Depreciation and amortization. Depreciation and amortization decreased by approximately $0.2 million or 33.3% to approximately $0.4 million for the three months ended June 30, 2006 from approximately $0.6 million for the three months ended June 30, 2005 primarily due to a lower level of depreciation expense that we have been able to take on certain assets in 2006 compared to 2005 as they have already been fully depreciated.

Income from Operations

Income from operations increased by approximately $0.8 million to approximately $0.4 million for the three months ended June 30, 2006 from approximately a loss of $0.4 million for the three months ended June 30, 2005. This is due primarily to the significant increase in our revenue base of approximately $3.0 million which helped contribute to an increased gross profit of $1.2 million, when comparing the second quarter of fiscal 2006 to fiscal 2005. The increase in gross profit was offset by an increase in our other operating costs of approximately $0.4 million.

Interest Income, Net

Interest income, net increased by approximately $138,000 or 1280 % to approximately $148,000 for the three months ended June 30, 2006 from approximately $10,000 for the three months ended June 30, 2005. The increase was primarily driven by higher interest rates received on our cash, restricted cash, and short and long term investments.

Income Taxes, Net

We incurred net income taxes of approximately $26,000 for the three months ended June 30, 2006 compared to approximately $15,000 for the three months ended June 30, 2005. These payments were related to income taxes accrued by us and miscellaneous minimum taxes that we incur annually. The income taxes that we have accrued are not significant, but are based on alternative minimum taxes that are not covered by our NOL’s. We have not recorded any tax benefits due to our accrued NOL’s , as we believe that, based on our history of net operating losses and other factors, that the evidence of our recent profits do not yet support the realization of the benefit of our NOL’s. Accordingly, a full valuation allowance has been recorded against our net deferred tax assets. We believe that we have enough usable NOL’s in the foreseeable future to offset any significant net income that we expect to generate at this time. We understand that if we continue to achieve quarterly net income then we will have to re-evaluate our valuation of our NOL’s and deferred tax assets.

Net Income (Loss)

Net Income increased by approximately $0.9 million to approximately $0.5 million for the three months ended June 30, 2006 from a loss of approximately $ 0.4 million for the three months ended June 30, 2005 due to the foregoing factors. Additionally, our profit for the second quarter of 2006 in comparison to our loss in the second quarter of 2005 has been reduced in the amount of $0.1 million, due to our adoption of FAS 123R on January 1, 2006.

Liquidity and Capital Resources

Since our inception in 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of June 30, 2006, we had an accumulated deficit of approximately $151 million. We have generated net income for the past three consecutive quarters and management anticipates that this trend will continue, but we cannot assure you that it will continue.

As of June 30, 2006, we had cash and cash equivalents of approximately $3.2 million, restricted cash and short-term investments of approximately $13.6 million, long-term investments of $1.2 million or a total of $18 million in cash, restricted cash, short and long term investments and increase of $1.8 million, as compared to March 31, 2006. The change in our cash includes the amount of $1.8 million advanced payment which we received from the leading global consumer hardware manufacturer in accordance with our memorandum of understanding. Our change in cash is relatively flat without including the amount we received from this manufacturer.  Without the effects of the amount we received from this manufacturer, we generated approximately $0.9 million from operations which was offset by our capital expenditure spending.  The decrease in cash and cash equivalents of $0.6 million reflected in the cash flow statement was the effect of our investing more of our money in short term investments.

We generated positive cash flow from operating activities of approximately $ 2.7 million during the six months ended June 30, 2006 compared with negative cash flow from operating activities of approximately $0.7 million during the six months ended June 30, 2005. The increase in our cash generated from operating activities was primarily driven by our increase in net income of $1.4 million and increased of $0.9 million in deferred revenue. Changes in current assets and liabilities during the six months ended June 30, 2006 were $2.1 million, compared with $0.1 million during the six months ended June 30, 2005.

Our capital expenditures were approximately $0.4 million in the six months ended June 30, 2006 compared to approximately $1.0 million expended in the six months ended June 30, 2005 as we made moderate investments to optimize our overall utilization of our existing domestic and international network infrastructure. The Company plans to increase its spending in capital expenditures over the next three quarters to meet our strategic sales goals.

If we experience a negative material impact to our cash flow or our capital expenditures, or if in the long-term we are not able to successfully implement our business strategy, we may be required to raise additional funds for our ongoing operations. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. In addition, we cannot assure you that any third party will be willing or able to provide additional capital to us on favorable terms or at all.

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

Our principal executive officer and principal financial officer, with the participation of our management, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and timely reported as provided in the SEC rules and forms.

(b)	Changes in Internal Controls.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Exhibit Index on page 16 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: August 11, 2006	By:	/s/ Shimmy Zimels

Name: Shimmy Zimels Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.