Form 10-Q
period 2006-09-30
DELTATHREE INC
filed 2006-11-14
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐ No ☒

As of November 13, 2006, 29,805,464\of Class A Common Stock, par value $0.001 per share, were outstanding.

ii

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)

	As of September 30,	As of December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$3,380	$3,847
Restricted cash and short-term investments	12,562	10,648
Accounts receivable, net	1,287	703
Prepaid expenses and other current assets	452	612
Inventory	199	242

Total current assets	17,880	16,052

Restricted cash and long -term investments	1,085	1,216

Property and equipment, net	3,554	4,131

Deposits	109	105

Total assets	$22,628	$21,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,122	$3,904	*
Deferred revenues	1,530	344
Other current liabilities	1,153	1,540	*

Total current liabilities	5,805	5,788

Long-term liabilities:
Severance pay obligations	203	155

Total liabilities	6,008	5,943

Commitments & Contingencies
Stockholders’ equity:
Class A common stock, - par value $0.001	30	30
Additional paid-in capital	167,925	167,690
Accumulated deficit	(151,335)	(151,949)

Treasury stock at cost: 257,600 shares of class A common stock as of December 31, 2005	-	(210)

Total stockholders’ equity	16,620	15,561

Total liabilities and stockholders’ equity	$22,628	$21,504

See notes to unaudited condensed consolidated financial statements.
* Reclassified

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share data)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005

Revenues	$8,537	$7,105	$29,252	$20,636

Costs and operating expenses:
Cost of revenues	5,331	4,379	18,691	12,873
Research and development expenses	961	762	3,085	2,353
Selling and marketing expenses	1,276	1,045	3,749	2,910
General and administrative expenses	693	744	2,357	2,089
Depreciation and amortization	389	402	1,139	1,546

Total costs and operating expenses	8,650	7,332	29,021	21,771

Income (loss) from operations	(113)	(227)	231	(1,135)
Interest income, net	162	198	439	302
Income (loss) before income taxes	49	(29)	670	(833)
Income taxes	19	11	56	43
Net Income (loss)	$30	$(40)	$614	$(876)

Basic net Income (loss) per share	$0.00	$0.00	$0.02	$(0.03)

Diluted net Income (loss) per share	$0.00	$0.00	$0.02	$(0.03)

Basic weighted average number of
shares outstanding	29,788,403	29,719,899	29,759,374	29,653,238

Diluted weighted average number of
shares outstanding	29,907,650	29,719,899	30,236,097	29,653,238

See notes to unaudited condensed consolidated financial statements

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Income (loss) for the period	$614	$(876)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,139	1,546
Capital gain, net	(1)	-
Stock based compensation	377	-
Increase in liability for severance pay, net	48	48
Changes in assets and liabilities:
Increase in accounts receivable	(584)	(463)
Decrease (increase) in other current assets	160	(166)
Decrease in inventory	43	24
Decrease in accounts payable	(790)	(897)
Increase in deferred revenues	1,186	543
Decrease in other current liabilities	(387)	(266)
Net cash provided by (used in) operating activities	1,805	(507)

Investing activities:
Purchase of property and equipment	(554)	(1,079)
Proceeds from disposal of property and equipment	1	-
Short-term investments, net	(1,914)	2,250*
Increase in deposits	(4)	4
Long term investments, net	131	(200)
Net cash (used in) provided by investing activities	(2,340)	975

Financing activities:
Proceeds from exercise of employee options	68	378
Net cash provided by financing activities	68	378

(Decrease) Increase in cash and cash equivalents	(467)	846
Cash and cash equivalents at beginning of year	3,847	3,905
Cash and cash equivalents at end of period	$3,380	$4,751

Supplemental schedule of cash flow information:

Taxes	$56	$24

Supplemental schedule of no cash investing and financing activities:

Cancellation of shares	$210	$0
Acquisition of fixed assets on credit	$8	$120

See notes to unaudited condensed consolidated financial statements
* Reclassified

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock option and stock incentive compensation plans, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the nine months ended September 30, 2006 were 476,722 and for the three months ended September 30, 2006 were 119,247. There is no effect on the calculation of diluted earnings per common share for the quarter ended September 30, 2005, because the Company had a net loss. If the Company had a profit and needed to calculate the dilutive common share equivalents at September 30, 2005, the Company would have had 960,217 share equivalents.

2. Stock-Based Compensation

A.	Options

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

The fair value of the employees’ stock options granted during the nine months ended September 30, 2006 was $2.77 per share using the Black-Scholes model, with the following assumptions:

Volatility	128%
Risk-free interest rate	4%
Dividend yield	0%
Expected life of options	5.5-6yrs

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

For the period ended on September 30, 2005, had the Company elected to recognize compensation expense for the issuance of options to employees of the Company based on the fair value method of accounting prescribed by FAS No. 123, net loss and loss per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net Loss:
Reported net loss	$(40)	$(876)
Add stock-based employee compensation expense, included in reported net income, net of tax	-	-
Deduct stock-based employee compensation expense determined under fair value method, net of tax	(108)	(328)

Pro forma net loss	$(148)	$(1,204)

Net loss per share:
Basic and diluted, as reported	$(0.00)	$(0.03)
Basic and diluted, pro forma	$(0.00)	$(0.04)

For the purpose of presenting pro forma information required under FAS 123, the fair value option grant has been estimated on the date of grant using the Black-Scholes option-pricing model for grants made after the Company became a public entity.

There were no option grants in the nine and three months periods ended September 30, 2005.

B.	Restricted shares of the Company’s common stock

During three months ended on September 30, 2006, the Company granted restricted shares of the Company’s common stock to retain, reward, and motivate the employees who are critical to the future success of the Company. The restricted shares of common stock were granted pursuant to the Company’s stock incentive plan which was approved by the Board of Directors and stockholders of the Company. The restricted shares are subject to certain forfeiture provisions, and therefore are restricted as to transferability until such forfeiture restrictions have lapsed. The restrictions relate to continued service with the Company. The vesting period for such restricted shares of common stock is typically three years. The intrinsic value of the restricted shares of common stock issued to employees of the Company is amortized as of the date of grant to compensation expense over the vesting period of such grant. As of September 30, 2006, the Company recognized approximately $16,000 of compensation expense related to the amortization of the restricted shares of common stock. The Company granted during the third quarter a total of 200,500 restricted shares of common stock.

3. Recently issued accounting standards

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (FAS 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of FAS 158 to have a material effect on the financial position of the company at December 31, 2006.

4. Commitments and Contingencies

Regulation

On August 5, 2005, the Federal Communications Commission (FCC) unanimously adopted an order (FCC 05-153) responsive to a joint petition filed by the Department of Justice, the Federal Bureau of Investigation, and the Drug Enforcement Administration asking the FCC to declare that broadband Internet access services and interconnected VoIP services be covered by the Communications Assistance for Law Enforcement Act, or CALEA. The order concludes that CALEA applies to facilities-based broadband Internet access providers and providers of interconnected VoIP service and requires these providers to be in full compliance with CALEA requirements within eighteen months of the effective date of the Order, which is May 15, 2007. The FCC said it would release a second order to address questions regarding the assistance capabilities to be required of providers covered by the August 5, 2005 order. On May 3, 2006, the FCC adopted a second order (FCC 06-56), which clarifies that the FCC will not establish equipment standards for VoIP service providers to comply with CALEA. Instead, the FCC directs law enforcement agencies, experts and the industry to develop the standards. The FCC's order clarifies that VoIP service providers may use third party vendors to comply with the requirements of CALEA. On July 6, 2006, the FCC established August 4, 2006 as the effective date for its order requiring interconnected VoIP providers to comply with CALEA requirements, except equipment capability requirements, for which the effective date remains May 15, 2007 . The FCC stated, however, that the effective date of those rules that established reporting requirements will be delayed until the FCC receives approval from the Office of Management and Budget to collect such paperwork. Our failure to achieve compliance with any future CALEA orders, rules, filings or standards, or any enforcement action initiated by the FCC or other agency, state or task force could have a material adverse effect on our financial position, results of operations or cash flows.

On June 21, 2006, the FCC released an order (FCC 06-94) which expanded the base of Universal Service Fund (USF) to require contributions from interconnected VoIP service providers. As required in the order, by August 1, 2006 the Company registered with the FCC and made its first filing to report revenue for contribution to the USF. The Company may calculate its USF contribution based on any one of three methods: (1) a safe harbor percentage of interstate revenue of 64.9% of total VoIP service revenue, (2) a traffic study that has been approved by the FCC, or (3) reporting based on actual interstate end user telecommunications revenues. Although the Company’s reporting methodology is under review, the Company is currently calculating its contribution based on the safe harbor. The Company was required to begin contributions based on projected revenues for the fourth quarter of 2006, with the initial monthly payment due on November 15, 2006. The USF contribution applies to the revenue from the Company’s direct-to-consumer channel, iConnectHere. In general, the Company does not expect revenue from its Service Provider and Reseller channel to be subject to the contribution because most of the Company’s customers from this channel are exempt from USF or make their own contribution. As allowed by FCC regulations, the Company currently plans to charge its end user subscribers a USF fee equal to the USF contribution amounts it must contribute based upon its subscribers' retail revenues. Currently, the Company is not certain whether the impact of this price increase on its customers or the Company's inability to recoup certain costs or liabilities in remitting USF contributions will have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

For the third quarter ended September 30, 2006, our net revenue increased approximately 20% to $8.5 million, compared to $7.1 million for the same period of fiscal year 2005. Our net income was $30,000 or breakeven on a diluted earnings per share basis, compared to a net loss of $40,000 or $0.00 per share for the same period of fiscal year 2005.

We had year-over-year improvements in terms of revenue and bottom line profitability, although our third quarter performance registered a sequential decline in both revenue and bottom line profitability. While we were disappointed by this sequential decline in our revenue base, we were able to further strengthen our balance sheet in the third quarter over the second quarter with an increase in our working capital from $11.5 million to $12.1 million. During the third quarter, we continued to focus on financial efficiency as we extended our track record to four consecutive quarters of GAAP profitability with gross margins holding steady at 38%.

Our sequential decline in revenue and bottom line profitability was driven by a couple of primary drivers: regulatory constraints, a reduction in termination rates that were passed on to our customers as a result of increased pricing pressure, and the effect of summer seasonality. The regulators in certain countries (specifically in the Middle East) are imposing new requirements for VoIP service providers. In order to enforce regulations, certain regulators have taken aggressive steps such as blocking VoIP services over the data connection of the local internet service provider. Some of our large resellers were unable to maintain their businesses and suspended their service from us and, as a result, we lost customers in certain select countries of the Middle East. During the third quarter we took certain actions to diversify our business in less regulated areas and expanded our relations with authorized and licensed VoIP service providers. In September 2006, we experienced a slow but steady increase in the number of our active users and minutes of VoIP traffic on our network, this is a trend that  continued in October. We expect that we will re-grow our business in these locations during the remainder of the year while we also expand into new geographical markets. Furthermore, at the end of the second quarter, termination rates to some of our traffic destinations declined as a result of increased pricing pressure. This trend continued through the first half of the third quarter. The benefit of these cost reductions associated with the lower termination rates was off-set by market pressure to reduce our selling price to these destinations.

Although our sequential revenue has declined, we were able to maintain our gross margin at approximately 38%. We manage our margins on a regular basis in order to react to changes in the market and to continuously balance our margins according to our business goals. The management of our margins can have a significant impact on our sales and is, therefore, an item that we monitor and evaluate regularly.

During the third quarter, we expanded our Outsourced Platform Solution customer base with a number of new customers including ICQ, the largest multi lingual community on the Web. The addition of ICQ to our base of service provider customers presents a channel to ramp our VoIP offerings in the market for millions of potential ICQ instant messaging customers. We also continue to diversify our customer base with the recent announcement of our first Mobile Virtual Network Enabler customer which further demonstrates our ability to leverage our Outsourced Platform Solution within new segments of the service provider market. We believe that this ongoing diversification of our service provider customer base will serve as a long-term driver for our Outsourced Platform Solution business.

During this quarter, we began to provide information regarding the number of active accounts and the number of total minutes we carry on our network. We believe that this information is useful in analyzing our industry and our business. As of September 30, 2006, we had approximately 306,000 active end user accounts in our two primary distribution channels. During the quarter, we also carried approximately 141 million retail minutes of VoIP traffic on our network from these two distribution channels.

Overall, as we head into the seasonally stronger fourth quarter, we are seeing growing interest in our high quality VoIP offerings among service providers and consumers globally. We continue to work vigorously to diversify and expand our revenue base as well as penetrate new markets while working with our new partner, a global consumer hardware manufacturer to help support their plans to integrate VOIP capabilities into their newest offering.

The above items are forward-looking statements about our expectations for future performance. Actual results could differ materially.

Results of Operations - Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues

Revenues increased approximately $8.7 million or 42.2% to approximately $29.3 million for the nine months ended September 30, 2006 from approximately $ 20.6 million for the nine months ended September 30, 2005. Revenues from enhanced IP communications services (primarily PC-to-Phone and Broadband Phone) through iConnectHere decreased slightly by $0.7 million or 13.7% to approximately $4.4 million for the nine months ended September 30, 2006 from approximately $5.1 million for the nine months ended September 30, 2005 due primarily to a reduced volume of PC-to-Phone and Broadband Phone calls. Revenues from enhanced IP communications services through our reseller and service provider sales efforts (including sales of our Hosted Communications Solution) increased approximately $9.4 million or 60.6% to approximately $24.9 million for the nine months ended September 30, 2006 from approximately $15.5 million for the nine months ended September 30, 2005, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base.

Costs and Operating Expenses

Cost of revenues. Cost of revenues increased by approximately $5.8 million or 45.0% to approximately $18.7 million for the nine months ended September 30, 2006 from approximately $12.9 million for the nine months ended September 30, 2005, due primarily to an increase in the amount of traffic being terminated on our network which directly contributed to our increase in revenues. The impact of FAS 123R was minimal to our cost of revenue, amounting to only $19,974.

Research and development expenses. Research and development expenses increased by approximately $0.7 million or 29.2% to approximately $3.1 million for the nine months ended September 30, 2006 from approximately $2.4 million for the nine months ended September 30, 2005, due to an increase in our payroll of $0.6 million and the impact of FAS 123R of $98,255.

Selling and marketing expenses. Selling and marketing expenses increased by approximately $0.8 million or 27.6% to approximately $3.7 million for the nine months ended September 30, 2006 from approximately $2.9 million for the nine months ended September 30, 2005 due to slightly higher personnel and external marketing related costs associated with the sales and marketing of our products and services, including $49,130 of costs related to the impact of FAS 123R.

General and administrative expenses. General and administrative expenses increased by approximately $0.3 million or 14.3% to approximately $2.4 million for the nine months ended September 30, 2006 from approximately $2.1 million for the nine months ended September 30, 2005 due to costs related to the impact of FAS 123R of $209,953. Except for the FAS 123R impact, the category was consistent from period to period.

Depreciation and amortization. Depreciation and amortization decreased by approximately $ 0.4 million or 26.7% to approximately $1.1 million for the nine months ended September 30, 2006 from approximately $1.5 million for the nine months ended September 30, 2005 primarily due to a lower level of certain assets purchased in prior years being included in the computation of depreciation expense in 2006 compared to 2005 as they have already been fully depreciated in prior periods.

Income (loss) from Operations

Income from operations increased by approximately $0.9 million or to approximately $0.2 million for the nine months ended September 30, 2006 from loss from operations of approximately $1.1 million for the nine months ended September 30, 2005, due primarily to the increase in revenues and relative decrease in indirect operating expenses, including depreciation and amortization expenses.

Interest Income, Net

Interest income, net increased by approximately $137,000 or 45.4% to approximately $439,000 for the nine months ended September 30, 2006 from approximately $302,000 for the nine months ended September 30, 2005. The increase is attributable to our new treasury system and the increase in interest rates in the market and changes in our cash management.

Income Taxes, Net

We paid net income taxes of approximately $56,000 for the nine months ended September 30, 2006 compared to approximately $43,000 for the nine months ended September 30, 2005. These payments were related to income taxes accrued by us and miscellaneous minimum taxes that we incur annually. The income taxes that we have accrued are not significant, but are based on alternative minimum taxes that are not covered by our net operating losses, or NOL’s. We have not recorded any tax benefits due to our accrued NOL’s , as we believe that, based on our history of net operating losses and other factors, that the evidence of our recent profits do not yet support the realization of the benefit of our NOL’s. Accordingly, a full valuation allowance has been recorded against our net deferred tax assets. We believe that we have enough usable NOL’s in the foreseeable future to offset any significant net income that we expect to generate at this time. We understand that if we continue to achieve quarterly net income then we will have to re-evaluate our valuation of our NOL’s and deferred tax assets.

Net Income

Net income increased by approximately $1.5 million to profit of approximately $0.6 million for the nine months ended September 30, 2006 from a loss of approximately $0.9 million for the nine months ended September 30, 2005 due to the foregoing factors.

Results of Operations - Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues

Revenues increased approximately $1.4 million or 19.7% to approximately $8.5 million for the three months ended September 30, 2006 from approximately $7.1 million for the three months ended September 30, 2005. Revenues from VoIP telephony services through our reseller and service provider sales efforts (including sales of our Outsourced Platform Solution) increased approximately $1.7 million or 30.9% to approximately $7.2 million for the three months ended September 30, 2006 from approximately $5.5 million for the three months ended September 30, 2005, due primarily to our increased market penetration in the worldwide reseller and service provider market. Management believes that the reseller and service provider market will be one of our primary revenue drivers throughout the balance of the fiscal year. Revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere decreased slightly by $0.3 million or 18.8% to approximately $1.3 million for the three months ended September 30, 2006, from approximately $1.6 million for the three months ended September 30, 2005.

Costs and Operating Expenses

Cost of revenues. Cost of revenues increased by approximately $0.9 million or 20.5% to approximately $5.3 million for the three months ended September 30, 2006 from approximately $4.4 million for the three months ended September 30, 2005, due primarily to the increase in the amount of traffic being terminated on our network which directly contributed to our increase in revenues. The impact of FAS 123R was minimal to our cost of revenue, amounting to only $7,522.

Research and development expenses. Research and development expenses increased by approximately $0.2 million or 25% to approximately $1 million for the three months ended September 30, 2006 from approximately $0.8 million for the three months ended September 30, 2005, due to costs related to the impact of FAS 123R of $19,657.

Selling and marketing expenses. Selling and marketing expenses increased by approximately $0.3 million or 30% to approximately $1.3 million for the three months ended September 30, 2006 from approximately $1 million for the three months ended September 30, 2005 due to costs related to FAS 123R of $16,419 and higher external marketing expenses.

General and administrative expenses. General and administrative expenses decreased by approximately 6.9% or $51,000 to $693,000 for the three months ended September 30, 2006 from $744,000 for the three months ended September 30, 2005. Including the impact of FAS 123R of $89,070, which was not included in our financials during 2005, the increase would be even greater. The decrease noted was attributable to decreases in personnel and managements efforts in negotiating contracts more favorable to us.

Depreciation and amortization. Depreciation and amortization stayed at the same level.

Loss from Operations

Loss from operations decreased by approximately $0.1 million to approximately $0.1 million for the three months ended September 30, 2006 from approximately a loss of $0.2 million for the three months ended September 30, 2005. This is due primarily to the significant increase in our revenue base of approximately $1.4 million which helped contribute to an increased gross profit of $0.5 million, when comparing the third quarter of fiscal 2006 to fiscal 2005. The increase in gross profit was offset by an increase in our other operating costs of approximately $0.4 million.

Interest Income, Net

Interest income, net decreased by approximately $36,000 or 18.2% to approximately $162,000 for the three months ended September 30, 2006 from approximately $198,000 for the three months ended September 30, 2005. The decrease was primarily driven by changes in foreign exchange rates.

Income Taxes, Net

We incurred net income taxes of approximately $19,000 for the three months ended September 30, 2006 compared to approximately $11,000 for the three months ended September 30, 2005. These payments were related to income taxes accrued by us and miscellaneous minimum taxes that we incur annually. The income taxes that we have accrued are not significant, but are based on alternative minimum taxes that are not covered by our NOL’s. We have not recorded any tax benefits due to our accrued NOL’s , as we believe that, based on our history of net operating losses and other factors, that the evidence of our recent profits do not yet support the realization of the benefit of our NOL’s. Accordingly, a full valuation allowance has been recorded against our net deferred tax assets. We believe that we have enough usable NOL’s in the foreseeable future to offset any significant net income that we expect to generate at this time. We understand that if we continue to achieve quarterly net income then we will have to re-evaluate our valuation of our NOL’s and deferred tax assets.

Net Income (Loss)

Net Income increased by approximately $70,000 to approximately $30,000 for the three months ended September 30, 2006 from a loss of approximately $40,000 for the three months ended September 30, 2005 due to the foregoing factors. Additionally, our net income for the third quarter of 2006 in comparison to our loss in the third quarter of 2005 has been reduced in the amount of $133,000, due to our adoption of FAS 123R on January 1, 2006 that was not included in our earnings for the period ended September 30, 2005.

Liquidity and Capital Resources

Since our inception in 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of September 30, 2006, we had an accumulated deficit of approximately $151 million. We have generated net income for the past four consecutive quarters and management anticipates that this trend will continue, but we cannot assure you that it will continue.

As of September 30, 2006, we had cash and cash equivalents of approximately $3.4 million, restricted cash and short-term investments of approximately $12.5 million, long-term investments of $1.1 million or a total of $17 million in cash, restricted cash, short and long term investments and decrease of $1 million, as compared to June 30, 2006.

We generated positive cash flow from operating activities of approximately $1.8 million during the nine months ended September 30, 2006 compared with negative cash flow from operating activities of approximately $0.5 million during the nine months ended September 30, 2005. The increase in our cash generated from operating activities was primarily driven by our increase in net income of $1.5 million, an increase of $0.6 million in deferred revenue, and changes in other current assets and liabilities of $0.2 million.

Our capital expenditures were approximately $0.6 million in the nine months ended September 30, 2006 compared to approximately $1.2 million expended in the nine months ended September 30, 2005 as we made moderate investments to optimize our overall utilization of our existing domestic and international network infrastructure. The Company plans to continue its spending in capital expenditures over the foreseeable future to meet our strategic goals.

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

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders (the "Meeting") on September 8, 2006. The following matters were submitted to our stockholders for their vote, and the results of the votes taken at the Meeting were as follows:

(1)  Five Directors were elected for a term of one year, serving until our next annual meeting of stockholders:

(a) Noam Bardin	24,296,199 votes for; 1,750,149 votes withheld;
(b) Ilan Biran	25,916,016 votes for; 130,332 votes withheld;
(c) Benjamin Broder	25,915,116 votes for; 131,232 votes withheld;
(d) Lior Samuelson	25,923,016 votes for; 123,332 votes withheld; and
(e) Shimmy Zimels	25,923,396 votes for; 122,952 votes withheld.

(2)  The appointment of Brightman Almagor & Co., a member firm of Deloitte & Touche, as our independent auditors for the fiscal year ending December 31, 2006 was ratified by the following vote: 14,544,248 votes for; 247,018 votes against; and 17,523 abstentions.

(3)  Our proposal to adopt our 2006 Non-Employee Director Stock Plan was approved by the following vote: 26,011,646 votes for; 27,994 votes against; and 6,708 abstentions.

Item 6.  Exhibits

See Exhibit Index on page 16 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: November 14, 2006	By:	/s/ Shimmy Zimels
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