Form 10-K
period 2006-12-31
DELTATHREE INC
filed 2007-04-02
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to _____________

Commission File Number: 000-28063

DELTATHREE, INC.
(Exact name of registrant as specified in charter)

Delaware	13-4006766
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
75 Broad Street, 31st Floor New York, New York 10004	10004
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 500-4850

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which the Securities are Registered
Class A Common Stock, par value $0.001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐               Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the Class A common stock held by non-affiliates of the Registrant based upon the closing price of the Class A common stock as reported by The Nasdaq Stock Market on June 30, 2006 was $41,439,578. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's Class A common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

The number of shares outstanding of the Registrant's capital stock as of March 27, 2007 is as follows:

Title of Each Class	Number of Shares Outstanding at March 27, 2007
Class A Common Stock, $0.001 par value	32,768,045

Documents incorporated by reference: None

DELTATHREE, INC.
2006 ANNUAL REPORT ON FORM 10-K

PART I

The statements contained in this annual report on Form 10-K, or Annual Report, that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Please see the section below entitled “Risk Factors” for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements. All forward-looking statements and risk factors included in this Annual Report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor, whether as a result of new information, future events, changes in assumptions or otherwise.

Our fiscal year ends on December 31 of each calendar year. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending December 31of the calendar year indicated. Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company,” and “deltathree” refer to deltathree, Inc.

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

Today we support hundreds of thousands of active users around the globe through our two primary distribution channels: our service provider and reseller channel and our direct-to-consumer channel. We offer a broad suite of private label VoIP products and services as well as a back-office platform for service providers, resellers, and corporate customers, such as incumbent telecommunications providers, Internet service providers, or ISPs, cable companies, licensed VoIP operators, and various corporate enterprises. Based on our customizable VoIP solutions, these customers can offer private label telecommunications to their own customer bases, under their own brand name, a white-label brand, our iConnectHere, or ICH, brand, or the deltathree brand. At the same time, our direct-to-consumer channel includes our iConnectHere offering which provides award-winning VoIP products and services directly to consumers and small businesses online using the same primary platform, and includes our recently established joip offering which will serve as the exclusive VoIP service provider embedded in the GLOBARANGE cordless phones of Panasonic Communications Co., Ltd., or Panasonic, the world leader in consumer cordless phones. We expect this joip-enabled phone to be available in the summer of 2007.

We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and offer our customers a unique suite of IP telephony products, including PC-to-Phone and Broadband Phone products. We differentiate ourselves from our competitors by providing a robust set of value-added services and features that enable us to effectively address the challenges that have traditionally made the provision of telecommunications services difficult, and we offer our products and services to a global customer base in a fashion that meets the disparate needs of this diverse customer base. Our operations management tools include among others: account provisioning; e-commerce based payment processing systems; billing and account management; operations management; web development; network management; and customer care. We are able to provide our services at a cost to a user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and we interconnect to a wide variety of termination options which allow us to benefit from pricing differences between vendors to the same termination points.

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

In 2004, we announced our first major service provider contract with Verizon Communications Inc. In 2005 and 2006, we remained focused on increasing the market penetration of our core VoIP solutions and on continuing to diversify and expand our customer base. For example, we diversified our base in 2006 by adding customers for our Hosted Consumer VoIP Solution in markets such as instant messaging and cellular telecommunications. As a result, we continued to sell an increasingly diverse set of VoIP products and services to our growing Service Provider and Reseller base. Our product strategy for reaching these customers focused on enhancing our service delivery offering suite by successfully launching customizable modular and comprehensive VoIP solutions, adding new features to our VoIP products, launching new distribution lines for our consumer group, and upgrading our network capacity and features.

As a complement to the initiatives we have taken to organically expand our businesses, we have also been evaluating opportunities for inorganic growth through strategic acquisitions and unique collaborations. In February 2007, we acquired the service provider and consumer business assets including the customer bases of Go2Call.com, Inc., a privately held U.S. based VoIP solutions provider, for cash and our stock valued at approximately $7 million. Moreover, we expect that our strategic collaboration with Panasonic including our joip offering will present opportunities for growth as we expand into another market by enabling Panasonic’s GLOBARANGE cordless phones to deliver our VoIP services to consumers in various countries worldwide.

Going forward, we expect to:

•
continue to devote our resources to develop and expand our Service Provider and Reseller base and we expect our revenue from this key channel to represent a significant percentage of our total revenue in the foreseeable future;

•
actively market our products and services to a large number of broadband operators, incumbent telecommunication providers, cable companies, ISPs, licensed VoIP operators, corporate enterprises, and consumer oriented retailers around the world;

•	devote a significant amount of our resources to launch, market, and support our new joip offering in connection, and in collaboration, with Panasonic in various countries worldwide; and

•	pursue a targeted strategy of identifying and evaluating appropriate acquisition candidates and collaborations that will continue to expand and diversify our customer base.

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

IDC, a market research firm, estimates that U.S. residential VoIP telephony subscribers will grow at a 60% compound annual growth rate from 4.3 million VoIP subscribers in 2005 to 44.0 million subscribers by the end of 2010. Beyond cost savings, we believe that VoIP telephony technologies will further the potential for the Internet to become the preferred medium of communications and commerce. As a result, VoIP has experienced significant growth in recent years due to:

•	improved quality and reliability of VoIP calls due to technological advances, increased network development and greater bandwidth capacity;

•	new product development that allow VoIP providers to offer services not currently offered by traditional telephone companies;

•	greatly improved ease of use, where the end-user essentially perceives no difference between use of a traditional telephone and a broadband telephone;

•	increasing demand for long distance communication services driven by the increased mobility of the global workforce; and

•	increasing demand for lower cost telephone service around the world.

As a result of these growth trends, various service providers, enterprises and consumers are continuing to procure offerings from VoIP providers, including deltathree. Specifically, consumers in emerging markets are increasingly using VoIP-enabled services, such as IP, telephones, to realize significant cost savings on long distance and international calls, while in markets where a significant number of consumers have access to broadband internet services, these consumers are increasingly looking at VoIP as a viable and more affordable substitute for their traditional telecommunications provider.

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

We are able to provide our PC-to-Phone offering at rates generally lower than those charged for traditional circuit switched calls. We are able to charge lower rates because our service utilizes packet-switched technology and because it routes calls directly from the user’s Internet connection onto our privately-managed IP network and to the called destination, thus avoiding access and other charges associated with traditional international and domestic long distance telecommunications services.

Broadband Phone. Our Broadband Phone product is a complete phone replacement solution available to business and consumer customers over the "last mile" through broadband connections via cable modem, DSL or fixed wireless. Broadband Phone challenges the traditional public switched telephone network (PSTN) and circuit switched networks with a full VoIP solution. With our high call quality, “always on” reliability and increased functionality provided by the high bandwidth access line, we are able to offer potential partners and their customers some of the most sophisticated VoIP solutions available in the market through a highly scalable, low-cost and easily implemented product. In addition to offering capabilities similar to those offered by traditional telephony providers and allowing users to use their existing phone, Broadband Phone enables a user to conveniently operate features and retrieve voice mail through email, web or a phone interface. For our potential partners, the turnkey or customizable solution is delivered with our full back-end infrastructure, including customer service for end users, customer service for service providers, pricing information, fulfillment, billing, provisioning, local number portability, and fraud services. Additionally, Broadband Phone is easily integrated (a variety of devices are available to plug directly into a PC or IP network) so as to allow broadband providers to begin delivering our voice solution rapidly.

Services.

We differentiate ourselves from our competitors by providing a robust set of value-added services that enables us to effectively address the challenges that have traditionally made the provision of telecommunications services difficult. These operations management tools include the following:

•
account provisioning: we provide our service provider and reseller customers with a dedicated Web page through which they can order additional services or accounts, generate and activate PINs and perform other customary implementation functions;

•	payment processing systems: we provide our customers with a fraud detection and prevention system to permit secure credit card transactions over the Web;

•	billing and account management: we provide our customers with real-time, Web-based access to billing records to check billing and usage information or to increase prepaid accounts;

•
customer care: we have moved and consolidated traditional first tier customer care functions onto the Web for ease and flexibility and support this with second tier customer care via toll-free access; and

•	network operations care: we provide a Network Operations Center automated trouble ticket system which enables our customers to submit, manage, and follow-up with technical questions and issues online.

The provision of VoIP telephony products and services through our service provider and reseller sales channel accounted for 79.6% of our total revenues in 2006, while the provision of VoIP telephony through our direct-to-consumer channel, or iConnectHere, accounted for 14.9% of our total revenues in 2006.

Our Distribution Channels

We support hundreds of thousands of active users around the globe through our two primary distribution channels: the service provider channel and our direct to consumer channel. We market, support and distribute our products and services to customers in these channels.

Service Provider and Reseller Channel

We have developed and will continue to develop high-value, globally relevant solutions for the large number of service providers and resellers that are focused on providing their customers with VoIP telephony products and services. A description of our service provider and reseller offerings is provided below.

Hosted Consumer VoIP Solution. Our “Hosted Consumer VoIP Solution,” or HCVS, formerly known as our Outsourced Platform Solution, leverages our VoIP expertise and delivers to our service providers, resellers, and various corporate customers a highly customizable, private-label suite of VoIP products and services. Using our infrastructure, we enable these enterprises to offer their customers any combination of our basic products and services, accessible through a single account. We believe that our Hosted Consumer VoIP Solution brings our customers the value-added services they need to leverage their strong customer bases and generate new revenues. Our largest service provider customers demand a completely customized offering, and we have built our platforms in a manner that efficiently and effectively allows us to deploy a fully customized VoIP offering in a very short amount of time, and at significantly reduced cost when compared to the development of an in-house solution.

Our “Launch Ready” Hosted Consumer VoIP Solution is a turnkey VoIP solution specifically designed to provide our medium sized service provider customers with the ability to rapidly and efficiently deploy advanced VoIP services to their end customers. The “Launch Ready” solution enables us to deploy a full VoIP solution in a very compressed period of time while still allowing for the offering of a broad suite of services, features, and support services. We have successfully used this solution as the basis for several of our trials and transactions, and anticipate that it will continue to be the preferred platform for our smaller service provider customers.

In 2006, we expanded our target markets.  For example, our Hosted Consumer VoIP Solution was selected to support ICQ Inc., the industry pioneer and a leader in instant messaging, in its internet-based voice calling service offering. With this relationship, ICQ’s instant messaging customers throughout the world, outside of the United States, have access to our VoIP services and features.

In 2006 we also announced two unique initiatives that demonstrate our ability to expand from our traditional Hosted VoIP target markets, namely incumbent telephony providers, cable operators, and ISPs, to other markets not related to the wireline communications industry.  For example, we completed a transaction with telSPACE, a leading mobile virtual network enabler to embed our Hosted Consumer VoIP Solution into its infrastructure which provides us with a presence in the cellular wireless market.  Our strategic relationship with telSPACE enables all of their mobile virtual network operator customers and us to offer both wireless and our VoIP solution to our respective service providers, or other customers, who desire to deploy both VoIP and cellular services under a unified platform. This relationship consolidates the end user’s purchasing experience for VoIP and cellular service into one service under one monthly bill. We expect to begin development and launch of this offering during 2007. Moreover, we also completed a unique initiative with one of our partners and Korail Networks Inc., the operator of South Korea’s high speed rail system. Under this initiative, Korail Networks Inc. is embedding a platform with VoIP calling services and features into Korail Networks’s frequent rider membership program plan.  This offering represents another example of how our VoIP services add value in a non-traditional market and how our offering enhances our customer’s core competency.  We expect to develop and launch this offering during 2007.

    We will continue to add new offerings to our suite of VoIP products and services and strengthen our channels of distribution. As we take such actions, customers can realize new revenue streams from their existing customer base and make their own offering even more powerful and attractive. The products and services delivered under our Hosted Consumer VoIP Solution are supported at all times by our Network Operations Center, or NOC, and our customer care center.

Convergence of the Hosted Consumer VoIP Solution and the Reseller Program. For several years we have offered businesses the opportunity to become resellers of our services through our global reseller program. In the early years, these resellers met their customers’ needs by purchasing account numbers in bulk at reseller specific rates, and they in turn resold these accounts to private individuals under the deltathree brand, their own brand, or as “white-label” product (i.e., no brand name is indicated). As our resellers became more sophisticated, we introduced new features and functions that allowed them to develop their own unique price plans and service bundles to more closely align their offerings with their own customers’ unique needs. In addition, we developed, and continue to develop, increasingly sophisticated online toolsets to allow our resellers to better manage their internal processes and enable them to utilize our web-based customer care tools to provide customer service to their end-users through their own customer service team. Moreover, in order to attract and retain a variety of different resellers across the globe, we have continuously tested and certified for use with our VoIP services and network many different SIP devices manufactured by various vendors. We have certified many SIP devices that operate in different network environments, such as dial-up, broadband, cable, and satellite or Vsat. Based on these actions, we have increasingly set ourselves apart from our competitors by moving from an undifferentiated source of “telecom minutes” to a highly differentiated partner by providing these customers with a full suite of tools to manage and grow their business.

In doing so, the lines of differentiation between service providers and resellers continue to narrow as they grow increasingly similar. Both service providers and resellers are looking to leverage their own brands by increasingly looking to sell sophisticated products and services to their own customers under their own brand, with their own look and feel. As such, our reseller customers are looking for advanced VoIP feature sets and applications to support their ability to deliver unique calling plans and bundled services to their end customers. Our customers’ desire for, and our ability to deliver, these increasingly sophisticated offerings supported by a variety of certified devices in different network environments is proving to be a critical competitive advantage in terms of growing sales with existing customers, securing new customers, and converting customers from other vendor platforms. In order to continue to provide our reseller customers the best features and services available, we are constantly assessing our customer needs and deploying new enhanced services for the VoIP reseller market. During the past two years, we therefore realized that our global reseller business was aligned with our Hosted Consumer VOIP Solution business because customers for both of these products and services already had access to the same features and functions. We, therefore, decided to combine these customer groups. We believe that this group will be more strategically aligned with the market and we expect to benefit from synergies from both of these customer bases.

Go2Call Acquisition. We strengthened our service provider and reseller channel and our direct-to-consumer channel and we expanded our presence into new regions of the world with our acquisition of the service provider and consumer business assets, including the customer bases, of Go2Call. In connection with this asset transaction which was completed in February 2007, we paid to Go2Call approximately $7 million in a combination of cash and our stock and we did not assume any liabilities other than the obligation to provide continued services to the acquired customer bases. Go2Call has been a leader in the VoIP industry and it has delivered turnkey VoIP solutions to a variety of service providers, including telecom carriers, ISPs, broadband providers and licensed VoIP operators. Go2Call’s customer base consisted of approximately 95% service providers and 5% consumers located in approximately 100 countries throughout the world and, therefore, this strengthened our own customer base in most of these countries. Due to Go2Call’s geographical mix of customers, this acquisition has also brought us an increase in market penetration in certain key countries such as Brazil and Vietnam where we traditionally have not had a strong presence. Based on the similarity of offerings and customer bases and the complementary geographical mix, we expect to be able to transition the Go2Call customers to our network in a relatively seamless manner from the end user’s perspective by the end of our first quarter in 2007.

Direct-to-Consumer Channel

Our direct-to-consumer channel includes our recently established joip offering which will serve as the exclusive VoIP service provider embedded in the GLOBARANGE cordless phones of Panasonic, the world leader in consumer cordless phones, and includes our iConnectHere offering which provides VoIP products and services directly to consumers and small businesses online. Prior to the recently established joip offering, ICH was traditionally our direct-to-consumer channel. A description of these offerings is provided below.

joip: deltathree and Panasonic strategic alliance. We believe that with joip, our recently established consumer brand, we have developed a unique, powerful, and innovative offering in both the VoIP and the cordless telephone markets. In connection with our strategic cooperation with Panasonic which began in 2006, we and Panasonic have created, developed and will offer joip-enabled Panasonic GLOBARANGE telephones. Our joip offering will be the exclusive VoIP service embedded in Panasonic’s GLOBARANGE series of innovative hybrid 2-line cordless phones which provide both landline and VoIP services. Because our VoIP services are embedded in this hybrid cordless telephone, there is no requirement for any software downloads, external adaptors or other complicated procedures. The customers merely plug the phone into their broadband connection and are able to communicate. Additionally, customers of the GLOBARANGE telephones will be able to talk to each other for free through the use of the joip services, and will also be able to purchase a variety of enhanced features and value-added services. Through our joip offering and extensive experience in VoIP services and Panasonic’s consumer electronics expertise and vast distribution channels, we and Panasonic aim to create a global community by providing free calling between joip-enabled GLOBARANGE phones in all regions of the world. We expect that this phone will be available in the summer of 2007. Initially, this phone will be available in 12 countries and six languages in every region of the world, and subsequently we expect to launch the product in additional countries.

We believe that this offering has many unique competitive advantages, such as:

•	the joip-enabled GLOBARANGE phone has a dual functionality - it supports both VoIP services and traditional landline services;

•	end users maintain their traditional landline service;

•	the joip offering embedded in the phone allows all purchasers of the phones to speak to each other for free;

•	strong brand recognition, consumer electronic experience, and vast distribution channels of Panasonic;

•	because the joip services are embedded in the phone, there are no set-up installation procedures, software downloads, external adaptors, or service contracts; and

•	the joip-enabled phone can be purchased through the customary mass market distribution retailers and channels - providing for a traditional consumer purchase experience.

Due to the features, functionality, and buying experience, we believe that this offering will have a significant impact in expanding VoIP technology from the early adaptor phase into the mass market phase.

iConnectHere.  We have positioned iConnectHere as a powerful showcase and test facility for our current and future products and services, and as a leverage point for service provider and reseller sales. iConnectHere demonstrates our products, services and hosting capabilities to our reseller customers and service providers. Through iConnectHere, an account holder can access all of our product offerings, including PC-to-Phone and Broadband Phone. Our customer care and support teams utilize the full range of our back-end infrastructure and support in servicing iConnectHere customers. Additionally, iConnectHere permits us to collect usage information on our products and services and enables us to provide our service provider and reseller customers with key information and recommendations regarding implementation of our products and services.

Through iConnectHere, consumer users can:

•	sign up for any of our services, including PC-to-Phone, and Broadband Phone;

•	download our software and/or order IP-based Broadband Phone devices;

•	recharge their accounts, either by entering their credit card information or authorizing automatic recharging;

•	send a PC-to-Phone call;

•	check real-time billing and usage information;

•	communicate by e-mail with a customer service representative, and;

•	view answers to frequently-asked questions.

Our Competitive Advantages

We believe we have several core competitive advantages that will allow us to maintain and expand our position as a leading provider of VoIP services.

Experience and Expertise in VoIP. We pioneered the development and deployment of commercially viable VoIP products and standards, and in doing so, we have become a widely recognized provider of VoIP around the world. We have a proven track record of deploying robust, modular or comprehensive VoIP offerings to some of the most demanding large or mid-sized service providers, while successfully managing our VoIP services around the world and across a variety of networks and technologies. Over our ten-year history, our engineering teams have consistently demonstrated their ability to develop and deploy innovative platforms, including what has become the dominant VoIP technology standard, SIP, while our research and development team has created inventive new products, feature enhancements and applications to improve the performance and quality of our services, including our innovative joip offering which we have developed in connection with our strategic alliance with Panasonic. Our service provider and reseller solutions leverage the leading edge platform we developed for our own direct-to-consumer VoIP business, and the lessons learned from first-hand experience in developing and deploying VoIP services around the world for almost a decade.

Financial Strength. We have a strong balance sheet, with $16.9 million in cash, restricted cash, and short-term and long-term investments and working capital of $12.2 million as of December 31, 2006. Furthermore, in 2006 we were able to generate $2 million in cash from operating activities and positive net income. Our full year 2006 financial results have demonstrated our ability to simultaneously grow revenues and improve the bottom-line. Our financial strength allows us to pursue new, unique, and strategic sales opportunities in the service provider and reseller markets, while at the same time growing our existing core business lines in targeted areas. In addition, our financial strength allows us to employ a strategy of evaluating and pursuing appropriate acquisition targets and collaborations that will continue to expand and diversify our customer base.

Scale. We deliver VoIP telephone services to hundreds of thousands of active, paying consumer and business users in over 100 countries through our direct-to-consumer channel, our service provider customers, and our global distribution network of approximately 400 resellers. As end-users around the world continue to look for alternative and improved telecommunications services, we can employ our products and services to a growing distribution network and capitalize on our existing relationships to partner with incumbent telecommunications providers, cable companies, ISPs, licensed VoIP operators, and various corporate enterprises. In addition, as our customer base continues to grow, we expect to benefit from the scale and quality of that combined market power and expect to be well positioned to effectively and quickly deliver new products and services to large numbers of consumers through large and small service providers, resellers and our direct-to-consumer channel.

Strategic Relationships. We have established or expect to establish and expand our strategic relationships with large and mid-sized incumbent telecommunications providers, cable operators, ISPs, licensed VoIP operators, and various corporate enterprises. Through our innovative collaboration with Panasonic and our joip offering, we expect to develop a significant new market for our services and to have a significant impact in expanding VoIP technology from the early adaptor phase into the mass market phase. Through our relationships with companies such as Level 3 Communications and XO Communications, we are able to obtain access to high quality telecommunications services and networks at competitive prices, and also obtain access to such companies’ existing and potential partners. We believe our VoIP telephony platform, combined with our strategic relationships with a variety of leading providers around the world will enable us to continue to differentiate ourselves from other VoIP providers.

Our Strategy

Our strategy is to become the leading provider of VoIP telephony products and services, worldwide. The following are key elements of our strategy:

Capitalize on the Growth of the VoIP Marketplace. We believe we are well positioned to take advantage of the expected growth of the VoIP services and cable telephony markets. IDC, a market research firm, estimates that U.S. residential VoIP telephony subscribers will grow at a 60% compound annual growth rate from 4.3 million VoIP subscribers in 2005 to 44.0 million subscribers by the end of 2010.

Target Large to Mid-sized Telecom Providers. Our service provider and reseller channel will leverage its wins and experience to specifically target large to mid-sized incumbent telecom providers and various corporate enterprises in the U.S. and worldwide, as we believe these companies may be more likely to buy our services than to build their own VoIP services, as a viable alternative to more capital intensive and time consuming internal VoIP application development programs. We believe our service and our expertise in VoIP reduce these providers’ costs, time to market and risks associated with developing and maintaining an in-house VoIP service.

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

Create Global Community with joip. Through our joip offering and extensive experience in VoIP services and Panasonic’s leading consumer electronics expertise and vast distribution channels, we and Panasonic aim to create a global community by providing free calling between joip-enabled GLOBARANGE phones in all regions of the world.  We are looking to leverage this strategic partnership to develop our direct-to-consumer channel and build value by up-selling a variety of enhanced features and value-added services to purchasers of these phones.

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

Strategic Acquisitions and Alliances. In addition to our strategy and actions to grow organically as described above, we also actively evaluate and pursue appropriate acquisition targets and collaborations that will continue to expand and diversify our customer base. We analyze these initiatives to determine whether they are complimentary to our business and can provide synergies.

Sales and Marketing

We sell and market our products and services through our Service Provider and Reseller Channel and our Direct-to-Consumer Channel. We have a variety of customers throughout the world and, therefore, our sales and marketing strategy is customized to target each region, including specific local areas, in the world. In general, our sales and marketing activities include:

•	selecting, training, and deploying regional sales managers to sell, market and maintain support for our customers and potential partners;

•	attending, presenting, and participating at local industry trade venues;

•	developing, deploying and supporting local-specific product features and services, such as multiple language capabilities, different currency capabilities, and various payment methods;

•	pursuing strategic alliances with both customers, including licensed providers, and suppliers; and

•	using various on-line advertising and search strategies to target and optimize sales efforts.

Service Provider and Reseller Channel

Service Provider Sales.     We have developed and deployed a focused sales team that specifically targets large and medium incumbent telecom providers, mid-sized to smaller cable companies, ISPs and other broadband service providers, virtual network operators, licensed VoIP operators, and various corporate enterprises. This highly talented team will market to these customer targets around the world, focusing on developed and developing markets in the United States, Europe, Latin America and Asia. Our well-known success in deploying sophisticated solutions to the most demanding large telecom providers, provides us with significant leverage as we introduce these services to other service providers.

Reseller Program.     Our Reseller sales force contracts with smaller service providers and resellers around the world, who in turn sell our products and services, under their own brand, a white-label brand and/or our deltathree brand to retailers, businesses, Internet cafés and others in their local markets. Our experience in providing differentiated VoIP solutions in the emerging international telecommunications environment enables us to effectively enter new markets as they open to competition. This group will continue to market to these resellers around the world, focusing on emerging markets in the Middle East, Asia and Central and South America.

Using our platform, and solutions, resellers can quickly and easily sell our products to their own customers in their own specific markets.

Direct-to-Consumer Channel

joip: deltathree and Panasonic strategic alliance. We are in the process of finalizing and refining the details of our sales and marketing strategy with Panasonic in connection with the summer 2007 launch of the joip and GLOBARANGE offering. In general, Panasonic will use its leading global experience and well-established product distribution channels to market and sell the product in each applicable local market. We will engage in a variety of targeted strategies through the use of on-line media, direct marketing and inbound telemarketing to market our joip offering. We and Panasonic, together, are planning to market the joip-enabled GLOBARANGE phone to specific key channels.

iConnectHere. We have developed and will continue to develop low-cost, diversified marketing, advertising and promotional programs to stimulate demand for our iConnectHere services. Our marketing, advertising and promotional programs include:

•
On-line “affiliate” agent commission program. We have developed a Web-based agent program that allows for rapid agent enrollment and agent account maintenance. Agents may devise their own marketing programs, including Web-links, direct mail campaigns or co-branding of our services in select markets. Agents receive as commissions a percentage of revenue generated from end users who sign up for our services through the agent's Web site.

•
Off-line “affiliate” agent commission program. Our off-line agent commission program allows non-Web agents to design their own marketing programs to solicit sales of our services. Off-line agents market and advertise through traditional channels such as newspaper and magazine advertisements, direct mail campaigns and telemarketing campaigns. Off-line agents receive a percentage of revenue generated from users who sign up for our services through the agent's programs.

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

In 2001, we rolled out our state of the art SIP infrastructure. The SIP protocol is one of the most advanced VoIP protocols and unlike its predecessors, which were modeled after traditional telephony protocols, SIP has the ability to scale with a distributed architecture and at a lower cost. SIP’s superior attributes also include faster and more cost effective development and lower hardware requirements, which allows us to incur lower capital expenditure costs. Our SIP network currently powers the majority of our offerings.

Our network is built around a redundant, high availability backbone that connects New York, London, Los Angeles, Atlanta, London, Frankfurt, Hong Kong and Jerusalem. In each of, and between, these locations we maintain multiple interconnections or peering arrangements with Internet backbone and voice providers. These points are strategically located to allow access from our network to and from the Internet with the best performance. While operating as a private extension of the Internet, our backbone has a high level of security designed to isolate it from security threats found on the public Internet.

Access to our network is possible through several products and services. A call can originate from the PC-to-Phone product using our downloadable software application “soft-phones,” a Web browser, or Broadband Phone devices. These calls enter our network from the Internet through our interconnection points. We carefully manage each originating point and use innovative capacity planning tools and techniques to provide the best and most cost effective service to customers.

Our network can terminate calls through our POPs and termination providers’ POPs. Termination decisions are based on a sophisticated Least Cost Routing system which applies routing rules based on origination point, time of day, termination cost and other factors. These rules are constantly updated to ensure maximum economic and quality efficiency. Each termination port is carefully managed with innovative capacity planning tools and techniques to provide the best and most cost effective service to customers, along with multiple termination options to ensure the highest possible levels of redundancy.

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

We provide customer support on various levels to different customers. With respect to certain of our service provider and reseller customers, we provide customer care and technical support directly to these customers, and they in turn provide their own support directly to the end user. With some of our other service provider and reseller customers, we provide customer care and technical support, on behalf of the customer, directly to the end user. Customers of iConnectHere receive technical support and customer care through our web-based customer service site, e-mail support and telephone support.

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

Suppliers

We outsource from third-party vendors the provisioning of certain of our local telecommunications services, including local phone numbers, access to the PSTN, operator assistance, directory listings and assistance, E-911 emergency services and local number portability. We also outsource the provisioning of our consumer premises equipment, such as our analog telephone adapters, IP Phones and gateways, and certain aspects of our customer care services. We do not rely on any one specific vendor for providing these services, except for E-911 emergency services and certain specific services of customer care. While we believe our relations with our suppliers are good, we believe that we could replace our suppliers if necessary, and believe that our ability to provide services to our customers may be impacted but do not expect that this would have a significantly adverse affect on our business, financial condition and results of operation.

Proprietary Rights

We rely and expect to be able to rely on trademark and trade secret laws, confidentiality agreements and other contractual arrangements with our employees, strategic partners and others to protect our proprietary rights.

We have registered trademarks for “deltathree®” and “iConnectHere.com®” in the United States and internationally, and we are also in the process of registering “joip™”. In connection with our acquisition of the Go2Call businesses, we acquired the “Go2Call®” trademark and a variety of trade-marked derivatives of “Go2Call®”. However, these trademarks may not provide adequate protection against competitive technology and may not be held valid and enforceable if challenged. We do not own any registered copyrights.

To further safeguard our intellectual property, we have a policy that requires our employees to execute confidentiality and technology ownership agreements when they begin their relationships with us.

Regulation

Regulatory Environment Overview

The use of the Internet and private IP networks to provide voice service is a relatively recent market development. Although the provision of such services is currently not as regulated as traditional telephony services within the United States, the Federal Communications Commission, or FCC, has applied some regulation to certain types of VoIP services and is reviewing whether to apply additional regulations to VoIP services. The United States Congress is also considering whether to impose new and additional regulations on providers of VoIP services, including us. In addition, several foreign governments have adopted or proposed regulations that could be interpreted to restrict or prohibit the provision of VoIP services. Other countries, however, have begun to open their markets to competition from new Internet-based voice services. Regulation of Internet telephony providers and services may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

Federal Regulation

 Regulatory Classification of VoIP Services

To date, the FCC has not imposed traditional common carrier regulation upon providers of Internet communications services, but it has begun regulating this area on a limited basis as outlined in this section. On February 12, 2004, the FCC initiated a generic rulemaking proceeding concerning the provision of voice and other services using IP technology, including assessing whether VoIP services should be classified as information services or telecommunications services. In November 2004, the FCC determined that VoIP services with certain characteristics are interstate services subject to federal rather than state jurisdiction. The FCC's determination has been appealed to a federal court of appeals. We believe that some of the VoIP services that we provide constitute information services, while others are classified as “interconnected VoIP services,” which are discussed more below. The FCC’s generic rulemaking proceeding, however, could result in the FCC determining, for instance, that certain types of Internet telephony should be regulated like basic telecommunications services. Thus, Internet telephony could no longer be exempt from access charges, which reimburse local carriers for use of their local telephone network, telecommunications related regulatory obligations, or other economic regulations typically imposed on traditional telecommunications carriers.

The imposition of access charges and other types of regulatory fees and charges or the costs of complying with certain regulations could substantially increase our costs of serving our customers in the U.S. We may have to increase our prices to cover these costs, which could have a negative impact on our ability to compete with other telephony providers. The imposition of certain regulations might also negatively affect the incentives for companies to continue to develop IP technologies to offer VoIP services because companies may need to divert resources from research and development to comply with regulatory requirements. It is also possible that the FCC might adopt a regulatory framework that is unique to IP telephony providers or one where IP telephony providers are subject to reduced regulatory requirements, which we believe would be good for us. We cannot predict what additional regulations, or the extent of such regulation, if any, the FCC may impose. We cannot predict when the FCC will issue a final decision regarding the regulatory classification of VoIP services, the outcome of the decision, or the result of any subsequent proceedings or actions that may arise out of the FCC’s decision. As a result, we cannot assure you that some or all of our products and services will not be more heavily regulated in the future.

VoIP E-911 Matters

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of "interconnected VoIP services", meaning VoIP services that can be used to send or receive calls to or from users on the public switched telephone network. The order applies to our iConnectHere customers. We do not believe that we are responsible for compliance with this order in connection with the services sold to our customers who purchase our services for the provision of services directly to end users. Clarification of this issue has been raised by similar providers with the FCC, however, the FCC has not addressed it to date and we cannot predict how the FCC would rule on this issue. Furthermore, depending on the FCC’s ruling on this issue, we cannot predict whether we would be subject to any third-party litigation in connection with such customers who resell our services.

         First, the order required us to notify our iConnectHere customers of the differences between the emergency services available through us and those available through traditional telephony providers. We also had to receive affirmative acknowledgment from all of our iConnectHere customers that they understand the nature of the emergency services available through our service. On September 27, 2005, the FCC's Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement actions against VoIP providers, like us, that have received affirmative acknowledgement from at least 90% of their subscribers. We are required to file a report with the FCC when we receive affirmative acknowledgments from 100% of our customer base. We have received affirmative acknowledgment from more than 95% of our iConnectHere customers that they understand the nature of the emergency services available through our service, and thus we are substantially in compliance with the first aspect of the FCC's June 3 order.

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

         We also have taken many significant steps to comply with the enhanced emergency service rules, but we were unable to comply with all of the requirements of the FCC's order by the November 28, 2005 deadline. Some of our iConnectHere customers currently receive E-911 service in conformity with the FCC’s order, but a number of iConnectHere customers do not receive such service. These are customers who were receiving service prior to the FCC’s deadline for compliance with the E-911 regulations. The FCC permitted service providers to continue to provide service to those existing customers rather than disconnect those customers. Pursuant to the FCC’s requirement, after the implementation of the FCC E-911 requirements, we provide services to customers only where we can provide the FCC required E-911 service. We may be required to stop serving those iConnectHere customers to whom we cannot provide the required enhanced emergency dialing capabilities that were being serviced prior to the issuance of the FCC’s rules at any time, but this is difficult to predict at this time.

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

         See "—Fees and Taxes" for a discussion of fees we may collect in the future in connection with providing E-911.

Bundling of DSL and Voice Services by Incumbent Telephone Companies

         In March 2005, the FCC ruled that state public utility commissions cannot require that incumbent telecommunications carriers permit competing carriers to provide voice service to retail customers over the same copper wires used by the incumbent carriers to provide DSL service. As a result of this ruling, many incumbent carriers no longer permit retail customers to purchase DSL as a stand-alone service. This ruling makes our service much less attractive to customers who obtain broadband Internet access through an incumbent telecommunications carrier because the incumbent carrier can require them to buy voice service together with DSL. While some incumbent carriers make DSL available on a stand-alone basis, they have no legal obligation to do so and could discontinue such offerings at any time. However, in connection with its approval of the mergers of SBC and AT&T and Verizon and MCI, the FCC required each of the merged companies to offer DSL service for two years from the implementation of stand-alone DSL service, but no more than three years from the date of the FCC’s merger orders. BellSouth and AT&T also agreed to offer “naked DSL” services for a certain period of time as a condition for approval of their merger. These conditions could make our service more attractive to our customers who obtain broadband Internet access through the merged entities. In addition to the FCC's requirements, some states imposed conditions on their approvals of the mergers that require the merged companies to offer stand-alone DSL.

Communications Assistance for Law Enforcement Act, or CALEA

The Communications Assistance for Law Enforcement Act, or CALEA, requires certain communications service providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. On September 23, 2005, the FCC released an order concluding that CALEA applies to “interconnected VoIP” providers that offer services that allow users to receive calls from, and make calls to, the public switched telecommunications network. The FCC established a deadline of May 14, 2007 for VoIP providers to comply with the requirements of CALEA. In May 2006, the FCC released an order finding that broadband Internet access service providers and interconnected VoIP providers are required to implement the same type of CALEA requirements that have been applied to wireline telecommunications carriers, though many of the technical parameters for implementation have yet to be worked out in ongoing industry standards-setting processes. These include obligations to (1) ensure that communications equipment, facilities, and services meet interception assistance capability requirements and (2) develop system security policies and procedures to define employee supervision and record retention requirements. The FCC determined that interconnected VoIP providers may rely on standards developed by industry standards-setting bodies as a “safe harbor” for CALEA implementation and may use trusted third parties as a reasonable method of achieving CALEA compliance. In either case, however, the interconnected VoIP provider remains responsible for compliance with the CALEA requirements. While we intend to comply with the CALEA orders issued by the FCC and we continue to cooperate with law enforcement to enable authorities to accomplish lawful wiretaps, we may be required to expend significant resources to comply with CALEA. If we do not comply, the FCC may subject us to fines and penalties, and we may decide to or be required to disconnect customers.

Universal Service Fund

         The FCC decided in June 2006 that interconnected VoIP service providers, which offer services that allow users to receive calls from, and make calls to, the public switched telecommunications network, should be required to contribute to the universal service fund, or USF, on an interim basis. The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end-user interstate services. The FCC developed three alternatives under which an interconnected VoIP service provider may elect to calculate its universal service contribution: (1) an interim safe harbor that assumes 64.9% of the provider’s end user revenues are interstate; (2) a traffic study, which has been pre-approved by the FCC, to determine an allocation for interstate end user revenues; or (3) actual interstate and international end user revenues. If an interconnected VoIP service provider calculates its universal service contributions based on its actual percentage of interstate calls, the interstate classification of the service might no longer apply, in which case the interconnected VoIP service provider could be subject to regulation by each state in which it operates as well as federal regulation. The FCC’s determination has been appealed to a federal court of appeals. In addition, the FCC is considering a number of proposals that could alter the way that the USF is assessed. For instance, the FCC is considering an assessment based on the use of telephone numbers. The FCC also is considering whether to apply universal service requirements to interconnected VoIP service providers on a permanent basis, and how contributions should be assessed in the future. Further, some states are looking at whether VoIP services should be subject to state universal service contribution requirements. We cannot predict how the courts, the FCC, and states may rule on these matters. Any changes to the assessment and recovery rules for universal service may affect our financial results.

Intercarrier Compensation

         The FCC is currently seeking comment concerning proposed reforms of the intercarrier compensation system, which is a set of FCC rules and regulations by which telecommunications carriers compensate each other for the use of their respective networks. These rules and regulations affect the prices we pay to our suppliers for access to the facilities and services that they provide to us, such as termination of calls by our customers onto the public switched telephone network. In addition, proceedings have been initiated to determine what intercarrier compensation charges should apply to the termination of VoIP traffic. We cannot predict what, if any, intercarrier compensation regulations the FCC’s order may impose on VoIP providers.

Other FCC Proceedings That Could Affect VoIP Services

There are several other recent or ongoing FCC proceedings initiated by various persons that relate to VoIP and other Internet services. Certain of the FCC’s conclusions in these proceedings could have an effect on the VoIP industry generally and on our business.

State Regulation

Despite the FCC’s actions and FCC rulings to the contrary, some state regulatory authorities believe they retain jurisdiction to regulate the provision of, and impose charges on, intrastate Internet and VoIP telephony services. Rulings by the state commissions on the regulatory considerations affecting Internet and IP telephony services could affect our operations and revenues, and we cannot predict whether state commissions will be permitted to regulate the services we offer in the future.

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

         Calls to 911 are answered by public safety agencies supported by state and local taxes and fees on traditional telephone companies. In the future, we may be required to pay such fees to state and other authorities in connection with E-911. The FCC has mandated that we provide E-911 services, but refrained from ordering interconnected VoIP service providers from contributing to state funds. It is reviewing the issue as part of its Further Notice of Proposed Rulemaking concerning E-911 issues. A handful of states have addressed how VoIP providers should contribute to support public safety agencies and in these states we may be required to remit fees to the appropriate state agencies.

         In addition, it is possible that we will be required to collect and remit sales and excise taxes in several states where we have not done so in the past. We are in the process of discussing the applicability of sales and other taxes with numerous states and we may proactively enter into discussions with additional states as conditions warrant. If we determine that we need to collect and remit sales and excise taxes, we will comply with the administrative rules existing in that state.

         States have or may take the position that we should have collected sales and excise taxes in the past. If so, they may seek to collect those past taxes from us and impose fines, penalties or interest charges on us. Our payment of these past taxes and related charges could have a material adverse effect on us.

         In addition to sales and excise taxes, there are various state, municipal and local taxes and fees that are applicable to traditional telephone companies that we believe are not and should not be applicable to us. If, contrary to our belief, we are or become subject to these taxes or fees, we will be required to pay or collect and remit them, which would erode our price advantage when we compete for customers. In addition, we could be required to pay these taxes or fees, and related charges, retroactively. Our payment of these past taxes and fines, penalties or interest charges could have a material adverse effect on us.

International

The regulatory treatment of Internet and Internet-based voice services, including IP telephony or VoIP, outside of the United States varies widely from country to country. A number of countries may prohibit Internet and IP telephony while other countries expressly permit, but regulate Internet and IP telephony. Some countries evaluate proposed Internet and IP telephony service on a case-by-case basis to determine whether any regulation is necessary or whether it should be regulated as a voice service or as another telecommunications or data service. Finally, in many countries neither Internet nor IP telephony have been addressed by legislation or regulatory action as of the date of this filing. Although we strive to comply with applicable international IP telephony regulations, we cannot be certain that we are in compliance with all of the relevant regulations at any given point in time.

In 2002, the European Commission adopted a set of directives for a new framework (New Regulatory Framework) for electronic communications regulation that, in part, attempts to harmonize the regulations that apply to services regardless of the technology used by the provider. Under the New Regulatory Framework, there is no distinction in regulation made based upon technology between switched or packet-based networks. As a result of this technology neutral regulatory approach, some types of IP telephony and VoIP services may be regulated like traditional telephony services while others may remain free from regulation. The European Commission has published a staff working paper aimed at clarifying the conditions applicable to providers of IP-based services. The working paper identifies various issues that may arise in relation to IP-based services including the regulatory classification of Internet telephony and VoIP under the New Regulatory Framework. The European Regulators Group (consisting of regulators from European Union Member States and the European Commission) has adopted a Common Statement for VoIP regulation. The European Commission currently is reviewing how IP telephony services fit into the New Regulatory Framework. Although the European Commission has recommended that a “light touch” to regulation be taken, we cannot predict what future actions the European Commission, member states, and courts reviewing the New Regulatory Framework may take regarding IP telephony and related matters, or what impact, if any, such actions may have on our business.

Based on the European Commission's current position, we believe that most providers of IP telephony would be subjected to no more than minimal regulation such as a general authorizations or declaration requirements that may be imposed by the European Union Member States, subject to the European Commission’s current review of the issue. Several Member States have issued statements or regulations concerning IP telephony and VoIP while others have issued consultations requesting industry comments on the applicability of the New Regulatory Framework to various IP telephony and VoIP services in their respective countries. However, since the Commission's findings on IP telephony are not binding on the Member States, we cannot assure you that the services provided over our network will not be deemed “voice telephony” subject to heightened regulation by one or more EU Member States. For example, the United Kingdom has opened a proceeding to review the regulation of Internet-based voice services. Although Member States are required to adhere to the New Regulatory Framework, Member States may not take a uniform approach in regulating a particular Internet-enabled service including IP telephony. We cannot predict the outcome of these consultations or the manner in which Member States will implement the New Regulatory Framework with respect to our particular services.

As we make our services available in foreign countries, and as we facilitate sales by our network partners to end users located in foreign countries, such countries may claim that we are required to qualify to do business in the particular foreign country. Such countries may also claim that we are subject to regulation, including requirements to obtain authorization for the provision of voice telephony or other telecommunications services, or for the operation of telecommunications networks. It is also possible that such countries may claim that we are prohibited in all cases from providing our services or conducting our business in those countries. Failure to qualify as a foreign corporation in certain jurisdictions, or to comply with foreign laws and regulations, may adversely affect our business. Nor can we predict how a regulatory or policy change of a particular country might affect the provision of our services.

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

Other Regulation Affecting the Internet

The European Union has also enacted several directives relating to the Internet, including regulations that address online commerce and data protection. International governments are adopting and implementing privacy and data protection regulations that establish certain requirements with respect to, among other things, the confidentiality, processing and retention of personal subscriber information. The potential effect, if any, of these data protection rules on the development of our business remains uncertain.

Competition

We compete primarily in the market for enhanced VoIP telephony. This market is highly competitive and has numerous service providers. We believe that the primary competitive factors determining our success in the VoIP telephony market are: quality of service and network capacity; the ability to meet and anticipate customer needs through multiple service offerings and feature sets; customer services; and price.

Future competition could come from a variety of companies both in the Internet and telecommunications industries. These industries include major companies who have greater resources and larger subscriber bases than we have, and have been in operation for many years. We also compete in the growing market of discount telecommunications services including “pure play” VoIP service providers, calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, including instant messaging, PC-to-PC and PC-to-Phone services, and Broadband phone services.

IP Telephony Providers. Many companies provide, or are planning to provide, certain portions of the complete communications solution we offer, including, Net2Phone, Vonage, and MediaRing.

Traditional Telecommunications Carriers and Broadband Services Providers. Several traditional telecommunications companies, including industry leaders such as AT&T, Sprint, Deutsche Telekom, and Qwest Communications International, and established broadband services providers, such a Time Warner, Comcast, and Cablevision have announced VoIP telephony services and products and/or their intention to offer such products and services in both the United States and internationally. All of these competitors are significantly larger than we are and have:

•	substantially greater financial, technical and marketing resources;

•	larger networks;

•	a broader portfolio of services;

•	stronger name recognition and customer loyalty;

•	well-established relationships with many of our target customers; and

•	an existing user base to which they can cross-sell their services.

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

Revenues and Assets by Geographic Area

For the year ended December 31, 2006, approximately $21.1 million, or 55.5%, of our revenue was derived from international customers, and $16.9 million, or 44.5%, was derived from customers in the United States. Most of our long-lived assets are located in the United States. For more detailed information concerning our geographic segments, see Note 12 to our financial statements included elsewhere in this annual report.

Employees

As of December 31, 2006, we employed 115 full-time and 29 part-time employees, of which 118 were located in Israel, and 26 were located in New York. We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

Available Information

Our Internet address is www.deltathree.com. Through a link at the Investor Relations section of our website located at www.deltathree.com, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC.

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

Until the year ended December 31, 2006, the Company has had a history of significant losses since its inception. For the year ended December 31, 2006, we reported net income of $0.5 million but a net loss from operations of $52,000. Although this is a significant improvement from prior years when we reported net losses of $0.9 million in 2005, approximately $3.2 million in 2004, and approximately $8.3 million in 2003, we cannot assure you that we will be able to obtain or sustain a level of profitability going forward and we may begin to incur significant losses again. As of December 31, 2006, our accumulated deficit was approximately $151.4 million. Our revenues may not increase or even continue at their current level. As a result, while we believe we have sufficient funds to meet our working capital requirements for at least the next fiscal year and although we attained profitability during 2006, we did incur a loss during the fourth quarter of 2006. Going forward, we will need to increase our revenues and maintain our current cost structure to obtain, once again, profitability. If our revenues do not increase as much as we expect or if our expenses increase at a greater pace than revenues, we may not be able to reach profitability again. We cannot assure you that we will be able to obtain, sustain or increase profitability on a quarterly or annual basis in the future.

We may not be able to expand our revenue.

Our business strategy is to expand our revenue sources and our distribution channels in order to include the provision of VoIP telephony to different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are primarily generated by sales of our VoIP telephony products and services through our direct-to-consumer channel and our service provider and reseller sales channel (including sales of our Hosted Consumer VoIP Solution). VoIP telephony from these channels generated 94.6%, 96.1%, and 96.02% of our total revenues in 2006, 2005, and 2004, respectively.

In the future, we intend to generate increased revenues in VoIP telephony, from multiple sources and customer bases, many of which are unproven. We expect that our revenues for the foreseeable future will be dependent on, among other factors:

•	sales of our VoIP telephony products and services, including sales of our Hosted Consumer VoIP Solution;

•	acceptance and use of VoIP telephony;

•	expansion of our service and product offerings;

•	traffic levels on our network;

•	the effect of competition, regulatory environment, international long distance rates and access and transmission costs on our prices; and

•	continued improvement of our global network quality.

We may not be able to sustain our current revenues or successfully generate additional revenues from the sale of VoIP telephony, including our Hosted Consumer VoIP Solution.

Decreasing telecommunications prices may cause us to lower our prices to remain competitive, which could prevent our future profitability.

Decreasing telecommunications prices may diminish or eliminate the competitive pricing advantage of our services. International and domestic telecommunications prices have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate that prices will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our services (or our resellers’ or our Hosted Consumer VoIP customers’ services) to take advantage of the current pricing differential between traditional telecommunications prices and our (or our customers’) prices may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. Such competition or continued price decreases may require us to lower our prices to remain competitive, may result in reduced revenue, a loss or decrease of customers and may prevent our future profitability.

We have a limited operating history upon which you can evaluate us.

Although we commenced our operations in 1996, in 2000 we began to transform our business from a provider of wholesale minutes to carriers to our current role as a provider of VoIP solutions. We, therefore, have only a limited operating history upon which you can evaluate our current business and prospects. You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for VoIP telephony. These risks include our ability:

•	to increase acceptance of our VoIP telephony products and services (including our Hosted Consumer VoIP Solution);

•	to compete effectively;

•	to identify and enter into strategic alliances; and

•	to develop new products and keep pace with developing technology.

In addition, because we expect an increasing percentage of our revenues to be derived from our VoIP telephony products and services (including our Hosted Consumer VoIP Solution), our past operating results may not be indicative of our future results.

We may need additional capital to finance our operations and grow our business.

Due to the nature of our industry, our future capital needs are difficult to predict. Therefore, we may require additional capital to fund some or all of the following:

•	introduction and deployment of our new, or existing, products and services, including our joip offering;

•	enhancement and expansion of our network;

•	unanticipated opportunities;

•	strategic alliances, and potential acquisitions;

•	changing business conditions; and

•	unanticipated competitive pressures.

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

Our acquisition activity could disrupt our ongoing business and may present risks not contemplated at the time of the transactions.

We recently acquired the service provider and consumer businesses of Go2Call and we may continue to acquire companies, businesses, products and technologies that complement our strategic direction. These acquisitions may involve significant risks and uncertainties, including:

•	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures;

•	distraction of management’s attention away from normal business operations;

•	challenges retaining the key employees of the acquired operation;

•	insufficient revenue generation to offset liabilities assumed;

•	expenses associated with the acquisition; and

•	unidentified issues not discovered in our due diligence process, including product quality issues and legal contingencies.

Acquisitions are inherently risky. We can not be certain that our previous or future acquisitions will be successful and will not materially adversely affect the conduct, operating results or financial condition of our business. We paid approximately 60% of the purchase price for our Go2Call acquisition with our common stock. If we continue to issue common stock or other equity related purchase rights as consideration in future acquisitions, current shareholders’ percentage ownership and earnings per share may become diluted.

The success of our VoIP telephony products and services is dependent on the growth and public acceptance of VoIP telephony.

The success of our VoIP telephony products and services is dependent upon future demand for VoIP telephony systems and services. In order for the VoIP telephony market to continue to grow, several things need to occur. Telephone and cable service providers must continue to invest in the deployment of high speed broadband networks to residential and business customers. VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. VoIP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. Service providers and resellers must be willing to use outsourced solutions providers for VoIP telephony. Furthermore, end users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as us. We will need to devote substantial resources to educate customers and end users about the benefits of VoIP telephony solutions in general and our services in particular. For example, although we believe that our joip offering embedded in Panasonic’s GLOBARANGE cordless telephone may be an easy way to introduce and educate end users about VoIP telephony, we cannot assure you that consumers will purchase this offering or that they will use the VoIP features of this phone. If any or all of these factors fail to occur, our business may decline.

Our future success depends on the growth in the use of the internet as a means of communications.

If the market for VoIP telephony, in general, and our services in particular, does not grow at the rate we anticipate or at all, we will not be able to increase our number of users or generate revenues we anticipate. To be successful, VoIP telephony requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

•	inconsistent quality or speed of service, including power outages;

•	traffic congestion on the Internet;

•	potentially inadequate development of the necessary infrastructure;

•	lack of acceptable security technologies;

•	lack of timely development and commercialization of performance improvements; and

•	unavailability of cost-effective, high-speed access to the Internet.

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, or its performance or reliability may decline. In addition, Web sites may from time to time experience interruptions in their service as a result of power outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, customers’ use of the Internet and our products and services as a means of communications could decline or may not grow as we anticipate.

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

If we are unable to provide competitive service offerings, we may lose existing customers and be unable to attract additional customers. In addition, many of our competitors, especially traditional carriers, enjoy economies of scale that result in a lower cost structure for transmission and related costs, which cause significant pricing pressures within the industry. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to make the technical advances necessary to be competitive which, in turn, will cause our business to suffer.

Potential fluctuations in our quarterly financial results may make it difficult for investors to predict our future performance.

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. The factors generally within our control include:

•	the rate at which we are able to attract users to purchase our VoIP telephony products and services, including our Hosted Consumer VoIP Solution;

•	the amount and timing of expenses to enhance marketing and promotion efforts and to expand our infrastructure; and

•	the timing of announcements or introductions of new or enhanced services by us.

The factors outside our control include:

•	the timing of announcements or introductions of new or enhanced services by our competitors;

•	regulations in various countries that prohibit us from providing our services cost-effectively or at all;

•	technical difficulties or network interruptions in the Internet or our privately-managed network; and

•	general economic and competitive conditions specific to our industry.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. We maintain communications systems in facilities in New York, Los Angeles, Atlanta, London, Frankfurt, Hong Kong and Jerusalem. Although we have designed our network to reduce the possibility of disruptions or other outages, our systems and those that connect to our network are subject to damage or interruption from natural disasters, power loss, communications failure, hardware or software malfunction, network failures, physical or electronic break-ins, sabotage, computer viruses, intentional acts of terrorism or vandalism and other events that may be or may not be beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

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

We intend to continue to enter additional foreign markets and expand our existing operations outside the United States. We cannot assure you that we will be successful in expanding into additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international basis, including:

•	political and economic instability;

•	legal uncertainty regarding liability, regulations, tariffs and other trade barriers;

•	fluctuations in exchange rates;

•	potentially adverse tax consequences;

•	action by foreign governments or foreign telecommunications companies to limit access to our services;

•	potentially weaker protection of intellectual property rights; and

•	uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

We have experienced losses as a result of fraud.

We have experienced losses due to fraud. While in 2006 we experienced losses from fraud of less than 1% of our revenues, callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. While we have continued to implement anti-fraud measures in order to control losses relating to these practices, and these measures have proven to be effective today, these measures may not in the future be sufficient to effectively limit all of our exposure in the future from fraud and future losses could rise significantly above current levels.

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

         Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. Our customers have experienced such interruptions in the past and will experience interruptions in the future. In addition, our E-911 service is currently dependent upon a third-party provider. Interruptions in service from this vendor could cause failures in our customers' access to E-911 services. Furthermore, we outsource certain aspects of our customer care services. Interruptions in our service caused by third-party facilities or service providers have in the past caused and may in the future cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation and growth will be negatively impacted.

Third parties might infringe upon our proprietary technology.

We cannot assure you that the steps we have taken to protect our intellectual property rights will prevent misappropriation of our proprietary technology. To protect our rights to our intellectual property, we rely on a combination of trademark and patent law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, strategic partners and others. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective trademark and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could materially harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending our intellectual property rights could result in significant financial expenses and managerial resources.

Our services may infringe on the intellectual property rights of others.

Third parties may assert claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. We incorporate licensed third-party technology in some of our products and services. In these license agreements, the licensors have agreed to indemnify us with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right so long as we have not made changes to the licensed software. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in substantial monetary liability or may materially disrupt the conduct of our business. In a recent federal court ruling, a permanent injunction was issued against Vonage, one of the largest independent provider of residential VoIP services, in response to a jury decision that Vonage had infringed on three Verizon Communications patents that concern interconnection of Vonage's Internet voice service to the public switched telephone network. The federal judge in this case has delayed the signing of the order for the permanent injunction to permit Vonage to seek an appeal. We have no way of assessing what effect, if any, this may have on our business.

Risks Related to our Industry

Government regulation and legal uncertainties relating to IP telephony could harm our business.

Historically, voice communications services have been provided by regulated telecommunications common carriers. We offer voice communications to the public for international and domestic calls using IP telephony, and we do not operate as a licensed telecommunications common carrier in any jurisdiction. Based on specific regulatory classifications and recent regulatory decisions, we believe we should not be regulated as a telecommunications common carrier in any of our markets. However, the growth of IP telephony has led to close examination of its regulatory treatment in many jurisdictions making the legal status of our services uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which we operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as ours to provide services or to increase the cost of providing such services. In addition, our services may be subject to regulation if regulators distinguish phone-to-phone telephony service using IP technologies over privately-managed networks such as our services from integrated PC-to-PC and PC-originated voice services over the Internet. Some regulators may decide to treat the former as regulated common carrier services and the latter as unregulated enhanced or information services.

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

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively or at all, which could limit our growth. Currently, there are several countries where regulations prohibit us from offering service. These regulations have had an impact on us in 2006. We, however, cannot assure you that these conditions will not have a material effect on our revenues and growth in the future. In addition, because customers can use our services almost anywhere that a broadband Internet connection is available, including countries where providing VoIP services is illegal, the governments of those countries may attempt to assert jurisdiction over us, which could expose us to significant liability and regulation. For a more detailed discussion of the regulation of IP telephony, see "Regulation."

We may not be able to keep pace with rapid technological changes in the communications industry.

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

         A portion of our customers must have broadband access to the Internet in order to use our service. Some providers of broadband access have taken measures that affect their customers' ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services. It is not clear whether suppliers of broadband access services have a legal obligation to allow their customers to access and use our service without interference. As a result of recent decisions by the U.S. Supreme Court and the FCC, providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers' access to VoIP or otherwise discriminating against VoIP providers. Interference with our service or higher charges for using our service could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth.

If we fail to comply with new FCC regulations requiring us to provide E-911 emergency calling services, we may be subject to fines or penalties, which could include disconnection of our service for certain customers or prohibitions on marketing of our services and accepting new customers in certain areas.

On June 3, 2005, the FCC released an order, which we refer to as the VoIP E-911 Order, that imposed an obligation on VoIP providers to offer enhanced emergency calling services, or E-911, to their VoIP customers by November 28, 2005. We have taken many significant steps to comply with the enhanced emergency service rules, but we were unable to comply with all of the requirements of the FCC's order by the November 28, 2005 deadline. Some of our iConnectHere customers currently receive E-911 service in conformity with the FCC’s order, but a number of iConnectHere customers do not receive such service. These are customers who were receiving service prior to the FCC’s deadline for compliance with the E-911 regulations. The FCC permitted service providers to continue to provide service to those existing customers rather than disconnect those customers. Pursuant to the FCC’s requirement, after the implementation of the FCC E-911 requirements, we provide services to customers only where we can provide the FCC required E-911 service. We may be required to stop serving those iConnectHere customers to whom we cannot provide the required enhanced emergency dialing capabilities that were being serviced prior to the issuance of the FCC’s rules at any time, but this is difficult to predict at this time. See “Regulation - VoIP E-911 Matters” for further information on the FCC’s E-911 requirements.

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

We are not currently accepting customers in areas where we cannot provide E-911 service in conformity with the FCC’s rules. This has adversely impacted the ability of our consumer division, ICH, to accept new customers and may also have an adverse effect on our sales to customers who resell our service.

Various fees and taxes will increase our costs and our customers' cost of using our services.

         There are numerous U.S. state and municipal and other fees and taxes assessed on traditional telephone services that we believe have not been applicable to us and that we have not paid in the past. However, we may begin to collect and remit some of these fees and taxes in the future. To the extent we increase the cost of services to our customers to recoup some of these costs of compliance; this will have the effect of decreasing any price advantage we may have. Moreover, if we are subject to various state and municipal regulations and taxes in the U.S., this would increase our costs of doing business, and adversely affect our operating results and future prospects.

         In addition, it is possible that we will be required to collect and remit sales and excise taxes in several states where we have not done so in the past. We are in the process of discussing the applicability of sales, excise, and other taxes with numerous states and we may proactively enter into discussions with additional states as conditions warrant. In the states where we determine that we need to collect and remit sales and excise taxes, we will comply with the administrative rules existing in that state.

         States have or may take the position that we should have collected sales and excise taxes in the past. If so, they may seek to collect those past taxes from us and impose fines, penalties or interest charges on us. Our payment of these past taxes and related charges could have a material adverse effect on us.

There may be risks associated with our ability to comply with funding requirements of the Universal Service Fund, or USF, and similar state or federal funds, or that our customers will cancel service due to the impact of these or other price increases to their service.

         On June 21, 2006, the FCC expanded the base of USF contributions to interconnected VoIP providers. The Company may calculate its USF contribution based on any one of three methods: (1) a safe harbor percentage of interstate revenue of 64.9% of total VoIP service revenue, (2) a traffic study that has been approved by the FCC, or (3) reporting based on actual interstate end user telecommunications revenues. Although the Company’s reporting methodology is under review, the Company is currently calculating its contribution based on the safe harbor. We began contributing to the USF during the fourth fiscal fiscal quarter of 2006, and as allowed by the FCC, we began charging our end user subscribers a USF surcharge fee equal to the USF contribution amounts we must contribute based upon our subscribers' retail revenues. The USF contribution applies to the revenue from our direct-to-consumer channel. In general, revenue from our Service Provider and Reseller channel is not subject to the contribution because most of our customers from this channel are exempt from USF or make their own contribution. The impact of this price increase on our customers or our inability to recoup the costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on our financial position, results of operations and cash flows.

The FCC Order applying USF contributions to interconnected VoIP providers is currently under appeal and the FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of these proceedings can not be determined at this time.

There may be risks associated with our ability to comply with the requirements of federal law enforcement agencies.

         On August 5, 2005, the FCC unanimously adopted an order responsive to a joint petition filed by the Department of Justice, the Federal Bureau of Investigation, and the Drug Enforcement Administration asking the FCC to declare that broadband Internet access services and VoIP services be covered by the Communications Assistance for Law Enforcement Act, or CALEA. The Order concludes that CALEA applies to facilities-based broadband Internet access providers and providers of interconnected VoIP service and requires these providers to be in full compliance within 18 months of the effective date of the Order, which is May 15, 2007. The FCC also stated that, in the coming months, it would release another order that will address separate questions regarding the assistance capabilities required of the providers covered by the August 5, 2005 order. On May 3, 2006, the FCC adopted a second order, which clarifies that the FCC will not establish standards for VoIP providers to comply with CALEA. Instead, the FCC directs law enforcement agencies, experts and the industry to develop the standards. The FCC's order clarifies that VoIP providers may use third party vendors to comply with the requirements of CALEA. We are currently working with a third party vendor to provide for us, and to develop with us, certain aspects of the requirements of CALEA. Our failure to achieve compliance with any future CALEA orders or any enforcement action initiated by the FCC or other agency or task force against us could have a material adverse effect on our financial position, results of operations or cash flows.

Risks Related to our relationship with Atarey

Atarey exercises significant control over all matters submitted to a stockholder vote.

Atarey owns approximately 36% of the voting power and economic interest in us, and is the largest shareholder of our stock. As long as Atarey continues to beneficially own such a significant percentage of our capital stock and there are no other major shareholders, Atarey will be able to exercise a significant influence over decisions affecting us, including:

•	composition of our board of directors and, through it, our direction and policies, including the appointment and removal of officers;

•	mergers or other business combinations;

•	acquisitions or dispositions of assets by us;

•	future issuances of capital stock or other securities by us;

•	incurrence of debt by us;

•	amendments, waivers and modifications to any agreements between us and Atarey;

•	payment of dividends on our capital stock; and

•	approval of our business plans and general business development.

In addition, one of our five directors is an officer and/or director of Atarey, or otherwise affiliated with Atarey. As a result, the ability of any of our other stockholders to influence the management of our company is limited, which could have an adverse effect on the market price of our stock.

A third party may be deterred from acquiring our company.

Atarey’s major ownership could delay, deter or prevent a third party from attempting to acquire control of us. This may have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of us, even though such a change in ownership would be economically beneficial to us and our stockholders.

Risks Related to our Common Stock

Volatility of our stock price could adversely affect our stockholders.

Since trading commenced in November 1999, the market price of our common stock has been highly volatile and may continue to be volatile and could be subject to wide fluctuations in response to factors such as:

•	variations in our actual or anticipated quarterly operating results or those of our competitors;

•	announcements by us or our competitors of technological innovations;

•	introduction of new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet industry;

•	changes in the market valuations of other Internet companies;

•	announcements by us or our competitors of significant acquisitions;

•	our entry into strategic partnerships or joint ventures; and

•	sales of our common stock by Atarey.

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

 Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early- to mid-l980s, low foreign exchange reserves, fluctuations in world commodity prices and military conflicts. The Israeli Government has, for these and other reasons, intervened in the economy by utilizing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and control of wages, prices and exchange rates. The Israeli Government has periodically changed its policies in all these areas. Although we derive most of our revenues outside of Israel, a substantial portion of our expenses are incurred in Israel and are affected by economic conditions in the country.

    All of these factors are, in whole or part, beyond our control and may materially adversely affect on our business, financial condition and operating results, or market price of our common stock regardless of our performance.

We may be negatively impacted by employees being called for army service

Generally, all male adult citizens and permanent residents of Israel under the age of 41 are, unless exempt, obligated to perform up to 36 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Furthermore, some of our officers and employees are currently obligated to perform annual reserve duty. While we have operated effectively under these requirements since we began operations, no assessment can be made as to the full impact of such requirements on our workforce or business if conditions should change, and no prediction can be made as to the effect on us of any expansion of such obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We lease our executive offices at 75 Broad Street, New York, New York at an annual cost of approximately $650,000, which increases annually to $815,000 for the final year of the lease. The term of the lease is until July 2010, with an option to extend the lease for an additional five years. In October 2003 we entered into a sub-lease agreement with a third party to sub-lease approximately 30% of the overall the New York office space. The annual sub-lease income was $152,235 for 2006, increasing annually to $168,000 for the final year of the sub-lease and the term extends until July 2010.

We lease a 1,290 square meter office, which houses our research and development facilities, in Jerusalem, Israel at an annual cost of $199,234. In February 2003, we signed an amendment that extended the term of our lease through February 2006. In September 2005, we signed an additional amendment that extended our lease term through December 2009. We have an option to further extend the term of the lease for an additional 5 years through December 2014.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “DDDC”. The listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq Capital Market effective on September 17, 2002. Our common stock had traded on the Nasdaq National Market under the symbol "DDDC" since November 22, 1999. We currently meet all criteria for continued inclusion in the Nasdaq Capital Market.

The following table sets forth the per share range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low
Year ended December 31, 2005
First quarter	6.67	3.20
Second quarter	4.16	2.84
Third quarter	3.44	2.55
Fourth quarter	3.11	2.43
Year ended December 31, 2006
First quarter	3.50	2.44
Second quarter	3.20	2.10
Third quarter	2.30	1.52
Fourth quarter	2.10	1.20
Year ended December 31, 2007
First quarter (through March 27[h], 2007)	1.98	1.28

On March 27, 2007, the last reported sale price for our common stock on the Nasdaq Capital Market was $1.78 per share. The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors.

Holders

As of March 27, 2007, we had approximately 136 holders of record of the 32,768,045 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu, independent certified public accountants, audited our historical financial statements since inception. The selected financial data for each of the years in the three-year period ended December 31, 2006, and as of December 31, 2006 and 2005 is derived from our audited financial statements that have been included in this annual report. The selected financial data as of December 31, 2002, 2003 and 2004 and for the years ended December 31, 2002 and 2003 is derived from consolidated financial statements that have not been included in this annual report.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$12,929	$13,162	$21,069	$29,714	$37,953

Costs and operating expenses:
Cost of revenues	(8,934)	(8,393)	(13,791)	(18,698)	(24,375)
Research and development expenses	(3,435)	(2,326)	(2,531)	(3,228)	(4,043)
Selling and marketing expenses	(3,910)	(3,325)	(3,274)	(4,173)	(4,956)
General and administrative expenses (exclusive of non-cash compensation expense shown below)	(2,158)	(2,062)	(2,194)	(2,912)	(3,088)
Non-cash compensation expense	(270)	—	—	—	—
Depreciation and amortization	(6,606)	(5,584)	(2,731)	(1,931)	(1,543)

Total costs and operating expenses	(25,313)	(21,690)	(24,521)	(30,942)	(38,005)

Loss from operations	(12,384)	(8,528)	(3,452)	(1,228)	(52)
Interest income, net	448	245	269	418	620
Income taxes	(141)	(57)	(66)	(44)	(61)
Net income (loss)	$(12,077)	$(8,340)	$(3,249)	$(854)	$507

Net income (loss) per share - basic	$(0.42)	$(0.29)	$(0.11)	$(0.03)	$0.02

Net income (loss) per share - diluted	$(0.42)	$(0.29)	$(0.11)	$(0.03)	$0.02

Weighted average shares outstanding - basic	28,888	28,989	29,316	29,672	29,771
Weighted average shares outstanding - diluted	28,888	28,989	29,316	29,672	30,129

	December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,681	$1,682	$4,856	$3,847	$3,790
Short-term investments	15,552	16,442	10,527	10,648	12,067
Working capital	17,675	14,820	10,285	10,264	12,182
Long-term investments	—	—	1,095	1,216	1,085
Total assets	32,197	23,643	22,273	21,504	22,395
Total stockholder's equity	27,114	19,141	16,025	15,561	16,618

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included in another part of this annual report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” variations of such words and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors.” Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

Today we support hundreds of thousands of active users around the globe through our two primary distribution channels: our service provider and reseller channel and our direct-to-consumer channel. We offer a broad suite of private label VoIP products and services as well as a back-office platform for service providers, resellers, and corporate customers, such as incumbent telecommunications providers, Internet service providers, or ISPs, cable companies, licensed VoIP operators, and various corporate enterprises. Based on our customizable VoIP solutions, these customers can offer private label telecommunications to their own customer bases, under their own brand name, a white-label brand, our iConnectHere, or ICH, brand, or the deltathree brand. At the same time, our direct-to-consumer channel includes our iConnectHere offering which provides award-winning VoIP products and services directly to consumers and small businesses online using the same primary platform, and includes our recently established joip offering which will serve as the exclusive VoIP service provider ebedded in the GLOBARANGE cordless phones of Panasonic Communications Co., Ltd., or Panasonic, the world leader in consumer cordless phones. We expect this joip-enabled phone to be available in the summer of 2007.

In our service provider and reseller channel, we combined our global reseller program with our Hosted Consumer VOIP Solution. We gradually moved in this direction in 2005 and 2006 because we realized that the lines of differentiation between service provider customers and reseller customers continue to narrow as these customers grow increasingly similar. Both resellers and service providers are looking to leverage their own brands by increasingly looking to sell sophisticated products and services to their own customers under their own brand, with their own look and feel. As such, our reseller customers are looking for advanced VoIP feature sets and applications to support their ability to deliver unique calling plans and bundled services to their end customers.  For several years we have offered businesses the opportunity to become resellers of our services through our global reseller program. In the early years, these resellers met their customers’ needs by purchasing account numbers in bulk at reseller specific rates, and they in turn resold these accounts to private individuals under the deltathree brand, their own brand, or as “white-label”. As our resellers became more sophisticated, we introduced new features and functions that allowed them to develop their own unique price plans and service bundles to more closely align their offerings with their own customers’ unique needs. In addition, we developed, and continue to develop, increasingly sophisticated online toolsets to allow our resellers to better manage their internal processes and enable them to utilize our web-based customer care tools to provide customer service to their end-users through their own customer service team. During the past two years, we realized that our global reseller business model was aligned with our Hosted Consumer VOIP Solution business model because customers for both of these products and services already had access to the same features and functions. We, therefore, decided to combine these customer groups. We believe that this group will be more strategically aligned with the market and we expect to benefit from synergies from both of these customer bases.

Within the new Service Provider and Reseller Channel in 2006, we announced two unique initiatives that demonstrate our ability to expand from our traditional Hosted VoIP target markets, namely incumbent telephony providers, cable operators, and ISP's, to other markets not related to the wireline communications industry.  For example, we completed a transaction with telSPACE, a leading mobile virtual network enabler to embed our Hosted Consumer VoIP Solution into its infrastructure which provides us with a presence in the cellular wireless market.  Our strategic relationship with telSPACE enables all of their mobile virtual network operator customers and us to offer both wireless and our VoIP solution to our respective service providers, or other customers, who desire to deploy both VoIP and cellular services under a unified platform. This relationship consolidates the end user’s purchasing experience for VoIP and cellular service into one service under one monthly bill. We expect to begin development and launch of this offering during 2007. Moreover, we also completed a unique initiative with one of our partners and Korail Networks Inc., the operator of South Korea’s high speed rail system. Under this initiative, Korail is embedding a platform with VoIP calling services and features into the Korail frequent rider membership program plan.  This offering represents another example of how our VoIP services add value in a non-traditional market and how our offering enhances our customer’s core competency.  We expect to develop and launch this offering in 2007.

Our direct-to-consumer channel includes our recently established joip offering which will serve as the exclusive VoIP service provider embedded in the GLOBARANGE cordless phones of Panasonic, the world leader in consumer cordless phones, and includes our iConnectHere offering which provides VoIP products and services directly to consumers and small businesses online. Prior to the recently established joip offering, ICH was traditionally our direct-to-consumer channel. We have positioned iConnectHere as a powerful showcase and test facility for our current and future products and services, and as a leverage point for service provider and reseller sales. iConnectHere demonstrates our products, services and hosting capabilities to our reseller customers and service providers. Through iConnectHere, an account holder can access all of our product offerings, including PC-to-Phone and Broadband Phone. Our customer care and support teams utilize the full range of our back-end infrastructure and support in servicing iConnectHere customers. Additionally, iConnectHere permits us to collect usage information on our products and services and enables us to provide our service provider and reseller customers with key information and recommendations regarding implementation of our products and services. As for our joip offering, we and Panasonic have created, developed and will offer joip-enabled Panasonic GLOBARANGE telephones pursuant to our strategic cooperation which began in 2006. Our joip offering will be the exclusive VoIP service embedded in Panasonic’s GLOBARANGE series of innovative hybrid 2-line cordless phones which provide both landline and VoIP services. Because our VoIP services are embedded in this hybrid cordless telephone, there is no requirement for any software downloads, external adaptors or other complicated procedures. Additionally, customers of the GLOBARANGE telephones will be able to talk to each other for free through the use of the joip services, and will also be able to purchase a variety of enhanced features and value-added services. We expect that this phone will be available in the summer of 2007. Through our joip offering and extensive experience in VoIP services and Panasonic’s consumer electronics expertise and vast distribution channels, we and Panasonic aim to create a global community by providing free calling between joip-enabled GLOBARANGE phones in all regions of the world as we expand our reach in our direct to consumer channel.

As a complement to the initiatives we plan to take to organically expand our businesses, we have also been evaluating opportunities for inorganic growth through strategic acquisitions and unique collaborations. In February 2007, we acquired the service provider and consumer businesses, including the customer bases, of Go2Call.com, Inc., a privately held U.S. based VoIP solution provider, for cash and our stock valued at approximately $7 million.

Going forward, we expect to:

•
continue to devote our resources to develop and expand our Service Provider and Reseller base and we expect our revenue from this key channel to represent a significant percentage of our total revenue in the foreseeable future;

•
actively market our products and services to a large number of broadband operators, incumbent telecommunication providers, cable companies, ISP’s, licensed VoIP operators, corporate enterprises, and consumer oriented retailers around the world;

•	devote a significant amount of our resources to launch, market, and support our new joip offering in connection, and in collaboration, with Panasonic in various countries worldwide; and

•	pursue a targeted strategy of identifying and evaluating appropriate acquisition candidates and collaborations that will continue to expand and diversify our customer base.

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

Consumer Demand: There is significant competition within the traditional telecommunications marketplaces (landline and wireless) and also with other emergent “next generation” telecommunications providers, including IP telecommunications providers, in supplying the overall telecommunications needs of businesses and individual consumers, and several of the larger traditional telecommunications companies have announced intentions to merge, which will create even larger competitors. We compete with other telecommunications firms in the sale and purchase of various products and services in many national and international markets and employ all methods of competition that are lawful and appropriate for such purposes. A key component of our competitive position, particularly given the commodity-based nature of many of our products, is our ability to sell to a growing demand base for alternative communications products, in both the developed and developing global marketplace.

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

Political Factors: Our operations and earnings have been, and may in the future be, affected from time to time in varying degree by political instability and by other political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of company facilities; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights; and telecommunications regulations. Both the likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. At the same time, VoIP is becoming legal in more countries as governments seek to increase competition, and this affects us in a positive manner as service providers and resellers seek to meet their customers’ telecommunications needs with newly available solutions. Both the likelihood of VoIP legalization and its overall effect upon us vary greatly from country to country and are not predictable.

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

Risk Factors: See “—Risk Factors” for a discussion of the impact of market risks, financial risks and other uncertainties.

Revenues

Our revenues are derived mainly from resellers, service providers, and end-users of our VoIP telephony products and services, including PC-to-Phone, and Broadband Phone. All revenues are recognized at the time the services are performed. The provision of VoIP telephony products and services through our service provider and reseller sales efforts (including sales of our Hosted Consumer VoIP Solution) accounted for 79.6% and 73.7% of our total revenues in 2006 and 2005, respectively, while the provision of VoIP telephony (primarily PC-to-Phone) through iConnectHere accounted for 14.9% and 22.4% of our total revenues in 2006 and 2005, respectively.

Costs and Operating Expenses

Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expense, depreciation and amortization of goodwill, non-cash stock compensation, write-down of fixed assets, expenses due to cancellation of agreement with a supplier and impairment of goodwill related expenses.

•
Cost of revenues consist primarily of access, termination and transmission costs paid to carriers that we incur when providing services and fixed costs associated with leased transmission lines. The term of our contracts for leased transmission lines is generally one year or less, and either party can terminate with prior notice.

•
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

•
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

•
General and administrative expenses consist primarily of compensation and benefits for management, finance and administrative personnel, occupancy costs and legal and accounting fees, as well as the expenses associated with being a public company, including the costs of directors' and officers' insurance.

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2006. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

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

Long-lived Assets: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant decrease in the market price of a long-lived asset (asset group);

•	significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition;

•	significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator;

•	accumulation of costs significantly in excess of the amount originally expected for the acquisition of the long-lived asset (asset group);

•
current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and

•	current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Results of Operations

The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2006	2005	2004

Revenues:
Total revenues	100.0	100.0	100.0
Costs and operating expenses:
Cost of revenues	64.2	62.9	65.5
Research and development expenses	10.7	10.9	12.0
Selling and marketing expenses	13.1	14.0	15.5
General and administrative expenses (exclusive of non-cash compensation expense)	8.1	9.8	10.4
Depreciation and amortization	4.1	6.5	13.0

Total costs and operating expenses	100.1	104.1	116.4

Loss from operations	(0.1)	(4.1)	(16.4)
Interest income, net	1.6	1.4	1.3
Income taxes	(0.2)	(0.1)	(0.3)

Net income (loss)	1.3%	(2.9)%	(15.4)%

Comparison of 2006 and 2005

Revenues

Revenues increased approximately $8.3 million or 27.9% to approximately $38.0 million in 2006 from approximately $29.7 million in 2005. Revenues from VoIP telephony through our service provider and reseller sales increased approximately $9.4 million or 37.9% to approximately $30.2 million in 2006 from approximately $21.9 million in 2005, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base. Revenues from VoIP telephony (primarily PC-to-Phone) through iConnectHere decreased approximately $0.9 million or 13.6% to approximately $5.7 million in 2006 from approximately $6.6 million in 2005 due primarily to a lower number of PC-to-Phone and Broadband Phone calls being placed by a decreasing user base. No customer accounted for 10% or more of our sales during 2006.

Overall, our revenue growth can be attributed to the increase in the number of active accounts on our network of $146,400 or 52.5%, if you compare the growth from the fourth quarter of 2005 to the fourth quarter of 2006. In addition, the number of minutes on net was 583.0 million, an increase of 202.1 million or 53.1% as compared to the year ended December 31, 2005. The growth in active users and minutes are significant improvements operationally.  Further, the Company believes that the increase in active users is a good indication of prospective growth in the future and that the increased level of promotions on our network during the fourth quarter will translate into stronger customer sales going forward.

Costs and Operating Expenses

Cost of revenues. Cost of revenues increased by $5.7 million or 30.5% to $23.4 million in 2006 from $18.7 million in 2005, due primarily to an increase in the amount of traffic being terminated.

Research and development expenses. Research and development expenses increased by $0.8 million or 25.0% to $4.0 million in 2006 from $3.2 million in 2005, due to increased personnel costs associated with the development of new services and enhancements to our existing services.

Selling and marketing expenses. Selling and marketing expenses increased by $0.8 million or 19.0% to $5.0 million in 2006 from $4.2 million in 2005, due to an increase in branding and promotional activities.

General and administrative expenses. General and administrative expenses increased by $0.2 million or 6.9% to $3.1 million in 2006 from $2.9 million in 2005, primarily due to increased personnel and occupancy costs.

Depreciation and amortization. Depreciation and amortization decreased by $0.4 million or 21.1% to $1.5 million in 2006 from $1.9 million in 2005, due to a lower relative level of capital expenditures in 2006 compared to prior years.

Loss from Operations

Loss from operations changed by $1.2 million or 95.8% to $0.1 million in 2006 from $1.2 million in 2005, due primarily to the decrease in costs and operating expenses, including selling and marketing expenses.

Interest Income, Net

We earned interest income of $0.6 million in 2006 compared to $0.4 million in 2005 due primarily to moderately higher interest rates earned on the moderately reduced balance of the remaining proceeds from our initial public offering.

Income Taxes, Net

Income tax expense remained consistent at $0.1 million for 2006 and 2005. Although the Company had net income of $0.5 million, we expect that our net operating loss carryforwards will protect most of the net income in 2006 and going forward.

Net Income/Loss

Net Income increased $1.4 million or 155.6% to $0.5million in 2006 from a loss of $0.9 million in 2005, due to the foregoing factors.

Comparison of 2005 and 2004

Revenues

Revenues increased approximately $8.6 million or 41% to approximately $29.7 million in 2005 from approximately $21.1 million in 2004. Revenues from VoIP telephony through our service provider and reseller sales efforts (including sales of our Hosted Consumer VoIP Solution) increased approximately $9.3 million or 68% to approximately $23 million in 2005 from approximately $12.9 million in 2004, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base. Revenues from VoIP telephony (primarily PC-to-Phone) through iConnectHere decreased approximately $0.5 million or 7% to approximately $6.6 million in 2005 from approximately $7.1 million in 2004 due primarily to a lower number of PC-to-Phone and Broadband Phone calls being placed by a decreasing user base. No customer accounted for 10% or more of our sales during 2005.

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

Selling and marketing expenses. Selling and marketing expenses decreased by $0.9 million or 27% to $4.2 million in 2005 from $3.3 million in 2004, due to a decrease in branding and promotional activities.

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

Net Loss

Net loss decreased $2.2 million or 69% to $1.0 million in 2005 from $3.2 million in 2004, due to the foregoing factors.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations. For the year ended December 31, 2006, our net loss from operations decreased by $1.1 million or 95.8% to $0.1 million in 2006 from $1.2 million in 2005 and we were able to show net income of $0.5 million, an increase of $1.4 million or 155.6% in 2006 from a loss of $0.9 million in 2005. Although management believes that our five year trend is favorable and we believe that we are emerging out of the start-up phase, we are uncertain that we will be able to continue to have net income nor are we able to ensure that we will be able to show income from operations for the year ended December 31, 2007. At December 31, 2006, we had an accumulated deficit of approximately $151.4 million.

As of December 31, 2006, we had cash and cash equivalents of approximately $3.8 million, restricted cash and short-term investments of approximately $12.0 million, long-term investments of approximately $1.1 million or a total of cash, cash equivalents, restricted cash and investments of $16.9 million, an increase of $1.2 million from December 31, 2005, and working capital of approximately $12.2 million. The increase in our cash is largely attributable to the $1.8 million we received from Panasonic during the second quarter of 2006.

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. We generated positive cash flow from operating activities of approximately $2.0 million during 2006 compared with positive cash flow from operating activities of $0.2 million during 2005. In 2006 compared to 2005, we were able to increase our cash from operations based on our significant change from a net loss of $0.9 million to innet income of $0.5 million or a change of approximately $1.4 million or 155.6% , the addition of approximately $0.5 million in deferred compensation with the adoption of FASB 123R and a net change in operating assets and liabilities of approximately $0.3 million. This was offset by the net changes we experienced in depreciation, amortization and miscellaneous adjustments. The changes that we experienced in our current assets and liabilities were driven by our strong growth in revenue, the $2.0 million received from Panasonic during the second quarter and our ability to continue to slow our cash burn and pay down some of our current liabilities.

Net cash used in investing activities is generally driven by our annual capital expenditures and changes in our short and long term investments. In 2006, we spent $0.9 million on capital expenditures and increased our investments by $1.3 million, for a net increase use of $2.2 million. During 2005, net cash used by investing activities was $1.6 million, primarily due to $1.4 million used for purchase of property and equipment.

Financing cash flows consist primarily of proceeds from exercise of employee options. During 2006 and 2005, our employees exercised options of $0.1 million, and $0.4 million, respectively.

We obtained our funding from our utilization of the remaining proceeds from our initial public offering, offset by positive or negative cash flow from our operations. These proceeds are maintained as cash, restricted cash, and short and long term investments. Based on current trends in our operations, these funds will be sufficient to meet our working capital requirements, including operating losses, and capital expenditure requirements for at least the next fiscal year, assuming that our business plan is implemented successfully, and that:

•	our recent revenue trends continue to increase or stabilize;

•
our expense trends remain at or near the rates of 2006 rates, which were somewhat reduced compared to the previous the year, as a percentage of revenues, through a continuous focus on maximizing our personnel utilization, curtailment of discretionary expenditures, and optimized network rent and termination rates from our carriers;

•
the cash that we estimate to spend on the purchase and integration of Go2Call, of approximately $3.0 million ($2.5 cash paid upon purchase and $0.5 million estimated costs of the transaction and integration), is accurate and that we do not need to incur any additional costs to integrate the newly acquired Go2Call customers to our existing platform;

•	the amount budgeted to complete the development and launch of our joip offering during 2007 is accurate and obtainable; and

•	our net cash-burn rate remains similar as in 2006, when we saw a minimal use of cash of less than $0.1 million.

To the extent that these trends do not continue or, if in the longer-term, we are not able to successfully implement our business strategy we may be required to raise additional funds for our ongoing operations. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. If additional funds are raised through the issuance of debt securities, we may not be able to obtain additional subsequent financing, if necessary, if the debt security contains certain covenants restricting our ability to obtain additional financing while such debt security is outstanding. We cannot assure you that any third party will be willing or able to provide additional capital on favorable terms or at all.

Contractual Obligations and Commercial Commitments

The following table sets forth our future contractual obligations and commercial commitments in total, for each of the next five years and thereafter.

	Payments due by period (in thousands of dollars)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Real Estate Leases	4,855	1,054	2,170	1,182	449
Auto Leases	396	234	162	—	—
Other Operating Leases	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Total	5,251	1,288	2,332	1,182	449

Off-Balance Sheet Arrangements

None.

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading "Risk Factors" contained in Item 1A of this Annual Report on Form 10-K.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report on Form 10-K or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to deltathree or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

ITEM 9B.  OTHER INFORMATION

Listed below for our named executive officers are the salaries that were awarded during fiscal 2006, the bonuses that were earned for performance during 2006 but awarded in 2007, and the salaries that have been established for fiscal 2007. Bonuses for fiscal 2007 have not yet been determined.

Executive Officer	2006 Salary $		2006 Bonus (2) $		2007 Salary $
Shimmy Zimels Chief Executive Officer and President	258,000	(1)	35,000		264,000	(1)
Paul C. White (3) Chief Financial Officer	129,216	(4)	--	(5)	---
Guy Gussarsky (6) Executive VP Sales and Business Development	231,627		8,000		10,928	(7)
Richard Grant Senior VP of Finance and Treasurer	153,333	(8)	13,000		175,000	(9)

(1)	Salary is pursuant to Mr. Zimels’ employment agreement.

(2)	Bonus shown is the aggregate amount of bonuses earned by the executive in 2006, under our Amended and Restated 1999 Performance Incentive Plan, for his performance during 2006.

(3)	Mr. White resigned effective as of February 28, 2006.

(4)	The amount includes Mr. White’s salary pursuant to his employment agreement for the period up to his resignation date, and (ii) a severance payment in the amount of $90,000.

(5)
In connection with Mr. White’s resignation, Mr. White received certain severance and benefits in lieu of any bonuses for his performance during 2005. For additional information about the severance and benefits, please see the information under “Executive Compensation - Termination of Employment and Change-in-Control Arrangements.”

(6)	Mr. Gussarsky resigned effective as of February 14, 2007.

(7)
This amount represents Mr. Gussarsky’s salary through the date of his resignation on February 14, 2007. This amount does not include Mr. Gussarsky’s commissions through the date of his resignation, which have not yet been determined by us.

(8)	The amount represents salary earned from January 23, 2006, the date Mr. Grant joined the Company, through the end of fiscal 2006. This amount is based on an annual salary of $162,500.

(9)	Salary increase for 2007 was based on offer upon joining the Company in January 2006.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Noam Bardin, 35, Chairman of the Board. Mr. Bardin has served as Chairman of the Board since April 2002.  Since January 2007, Mr. Bardin has been the Chief Executive Officer of Arootz, Inc., a private broadband TV content enabler and network provider.  Mr. Bardin co-founded deltathree and served as Chief Executive Officer and President of deltathree from July 2000 through June 2002.  Mr. Bardin served as Vice President of Technology and Chief Technology Officer of deltathree since June 1997, before being named President and Chief Executive Officer in April 2000.  He served as Global Network Director of deltathree from November 1996 to May 1997. Prior to founding deltathree, he served as Director of Operations at Ambient Corporation.  Mr. Bardin earned a B.A. in Economics from the Hebrew University (Jerusalem) and an M.P.A. from the Harvard University Kennedy School of Government.

Ilan Biran, 60, Director. Mr. Biran has served as a director of deltathree since December 2003. Mr. Biran brings a wealth of business and management experience from the telecom and defense industries. From January 2004 through June 2006, Mr. Biran has served as the Chairman of YES Satellite Television, one of the leading satellite television companies in Israel. From 1999 to 2003, Mr. Biran served as the President and Chief Executive Officer of Bezeq Ltd. - the Israeli PTT, with annual sales of over $2 billion and approximately 16,000 employees. Mr. Biran holds the rank of Major General (res.) in the Israeli Defense Force where, as Commander of the IDF's Central Command, he played an active role in reaching the peace agreements with Jordan. From 1996 to 1999, he served as the Director General of the Israeli Ministry of Defense, and prior to that command, he held a wide variety of senior-level positions in other Israeli units, since 1964. Mr. Biran holds a B.A. in Economics and Business Administration from Bar-Ilan University, and holds an Associate Diploma in Strategy and Political Economic Research from Georgetown University. He is also a graduate of the U.S. Marine Corps Command and Staff College. In addition, Mr. Biran's public activities include: serving as the Israeli Prime Minister's Special Coordinator for POWs and MIAs, and since 1996, has served as the Chairman of the Board of Directors of the Israeli Oil Refineries, Ltd.

Benjamin Broder, 43, Director. Mr. Broder has served as a director of deltathree since July 24, 2005. As of 2002, Mr. Broder has served as the Finance Director of Atarey. From 1996 to 2001, Mr. Broder worked as the chief financial officer of a telecom start-up company and a bio-tech start-up company. Previously, Mr. Broder also held various positions with several leading banks, including HSBC, Bank Hapoalim, and Bank of Israel. Mr. Broder earned a B.S. degree in Economics from University of London. Mr. Broder is a Chartered Accountant in the U.K. and a C.P.A. in Israel.

Lior Samuelson, 56, Director. Mr. Samuelson has served as a director of deltathree since August 2001. Since August 1999, Mr. Samuelson has served as a Co-Founder and Principal of Mercator Capital. His experience includes advising clients in the Technology, Communications and Consumer sectors on mergers, acquisitions and private placements. From March 1997 to August 1999, Mr. Samuelson was the President and Chief Executive Officer of PricewaterhouseCoopers Securities. Prior to that, he was the President and Chief Executive Officer of The Barents Group, a merchant bank specializing in advising and investing in companies in emerging markets. Mr. Samuelson was also the Co-Chairman of Peloton Holdings, a Private Equity management company. Before that, he was a managing partner with KPMG and a senior consultant at Booz, Allen & Hamilton. Mr. Samuelson earned B.S. and M.S. degrees in Economics from Virginia Polytechnic University.

Shimmy Zimels, 41, Chief Executive Officer and President and Director. Mr. Zimels has served as Chief Executive Office and President since June 2002, and served as Vice President of Operations and Chief Operating Officer of deltathree since June 1997, before being named President and Chief Executive Officer in June 2002. Prior to joining deltathree, Mr. Zimels was the Controller and Vice President of Finance at Net Media Ltd., a leading Israel based Internet Service Provider, from June 1995 to June 1997. From April 1991 to May 1995, Mr. Zimels was a senior tax auditor for the Income Tax Bureau of the State of Israel. Mr. Zimels graduated with distinction from Hebrew University with a degree in Economics and Accounting and holds a Masters in Economics from Hebrew University.

Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the Nasdaq Stock Market: Noam Bardin, Ilan Biran, Benjamin Broder, and Lior Samuelson.

Executive Officers

Set forth below is a brief description of the present and past business experience of each of the persons who currently serve as our executive officers or key employees who are not also serving as directors.

Richard Grant, 43, Senior Vice President of Finance and Treasurer. Mr. Grant joined deltathree on January 23, 2006. Mr. Grant is a Certified Public Accountant. Prior to his employment with deltathree, Mr. Grant was a co-founder and Chief Financial Officer of Tel2Net, Inc., a technology infrastructure service company. From 2001 through 2003, Mr. Grant served as a Senior Manager for Marotta, Gund, Budd and Dzera LLP, a business restructuring consulting company. Prior to Marotta, Gund, Mr. Grant was a Senior Manager at KPMG LLP in the Audit Division, and a Senior Manager at Arthur Andersen LLP in the Transaction Advisory Services Group. Mr. Grant earned a B.A. in Business Administration-Accounting at Adelphi University.

Effi Baruch, 32, Senior Vice President of Operations and Technology. In January 2007, Mr. Baruch became our Senior Vice President of Operations and Technology. Mr. Baruch has been with deltathree since 1998. Mr. Baruch began working with deltathree as an engineer in the Network Operation Center (NOC), and soon after specialized in the management of data networks and security at the Wide Area Network (WAN) department. During the past four years he has headed the deltathree VoIP data and security departments, along with managing the overall responsibility of the total uptime in the deltathree worldwide network. Mr. Baruch received his B.A. in Computer Science from Hadassah College and is a CCNP (Cisco Certified Network Professional).

Eugene Serban, 38, General Counsel and Secretary. In January 2007, Mr. Serban became our General Counsel. Mr. Serban joined deltathree in 2005 as our corporate counsel. Mr. Serban’s experience is in the areas of securities offerings and reporting, mergers and acquisitions, corporate governance, venture capital financing, technology licensing, joint ventures, and general corporate matters. Before joining deltathree, Mr. Serban served as Corporate Counsel - Securities and Mergers/Acquisitions Group and Assistant Secretary of Lucent Technologies Inc. Prior to that, Mr. Serban was associated with the international law firms of Clifford Chance LLP and Greenberg Traurig LLP. Mr. Serban holds a B.A. from McGill University, a J.D. from Seton Hall University School of Law, and an LL.M. from New York University School of Law.

Board of Directors and Committees of the Board

Our Amended and Restated Certificate of Incorporation provides that the number of members of our Board shall be not less than three and not more than thirteen. There are currently five directors on the Board. At each annual meeting of stockholders, directors will be elected to hold office for a term of one year and until their respective successors are elected and qualified. All of the officers identified above under “Executive Officers” serve at the discretion of our Board.

The Board had eight regular and no special meetings during the fiscal year ended December 31, 2006. During the fiscal year ended December 31, 2006, each member of the Board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director. Except for Mr. Zimels, none of our other directors attended our 2006 Annual Stockholder Meeting. The Board established an Audit Committee, and a Compensation Committee, but dissolved the Nominating and Governance Committee as of September 11, 2006. The functions of the remaining committees and their current members are set forth below.

Due to a decrease in the number of members of the Board after our 2006 Annual Stockholders Meeting, our Board members determined that it is efficient and important for each member to actively participate in all matters that were previously the responsibility of the Nominating and Governance Committee. As such, each of our Board members participates in, among other matters, the following nominating and governance-related matters:

•	identifying and recommending qualified candidates for director, and recommending the director nominees for our annual meetings of stockholders;

•	conducting an annual review of the Board’s performance;

•	recommending the director nominees for each of the Board committees; and

•	developing and recommending our company’s corporate governance guidelines.

Furthermore, our Board adopted a nominating and governance policy that was based on the former Nominating and Governance Committee Charter. This policy outlines our Board’s goals, responsibilities, and procedures related to nominating and governance matters. In this regard, our Board may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Board may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need in the Board, and concern for the long-term interests of our stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at our 2007 Annual Meeting of Stockholders using the procedures set forth in the Company's By-laws, it must follow the procedures described under "Nomination of Directors" in our By-laws. If a stockholder wishes simply to propose a candidate for consideration as a nominee by our Board, it should submit any pertinent information regarding the candidate to the Chairman of the Board by mail at 75 Broad Street, New York, New York 10004.

The Compensation Committee is responsible for:

•	evaluating our compensation policies;

•	determining executive compensation, and establishing executive compensation policies and guidelines; and

•	administering our stock option and compensation plans.

As part of these responsibilities, the Compensation Committee determines the compensation of our Chief Executive Officer, and conducts its decision making process with respect to this issue without the presence of the Chief Executive Officer. All members of the Compensation Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market. The Compensation Committee had ten meetings during 2006. Benjamin Broder (Chairman) and Ilan Biran are the current members of the Compensation Committee. Please also see the report of the Compensation Committee set forth elsewhere in this annual report.

The Audit Committee is responsible for:

•	recommending to the Board the appointment of the firm selected to serve as our independent auditors and monitors the performance of such firm;

•	reviewing and approving the scope of the annual audit and evaluates with the independent auditors our annual audit and annual financial statements;

•	reviewing with management the status of internal accounting controls;

•	evaluating issues having a potential financial impact on us which may be brought to the Audit Committee’s attention by management, the independent auditors or the Board;

•	evaluating our public financial reporting documents; and

•	reviewing the non-audit services to be performed by the independent auditors, if any, and considering the effect of such performance on the auditor's independence.

Ilan Biran (Chairman), Noam Bardin and Lior Samuelson are the current members of the Audit Committee. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by the Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that each of Mr. Bardin, Mr. Biran, and Mr. Samuelson are “audit committee financial experts,” as the SEC has defined that term in Item 401 of Regulation S-K. The Audit Committee had five meetings during 2006.

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

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements except that: one report of change in beneficial ownership, covering one transaction, was filed late by Benjamin Broder; and one report of change in beneficial ownership, covering one transaction, was filed late by Richard Grant.

Code of Conduct and Ethics

On March 25, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of deltathree, including our principal executive officer, principal financial and accounting officer and controller. There were no changes made to the Corporate Code of Conduct and Ethics during 2006. The text of the Corporate Code of Conduct and Ethics is posted on the Corporate Governance section of our website at www.deltathree.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 75 Broad Street, New York, New York 10004. We intend to post on our website and include in a Current Report on Form 8-K filed with the SEC any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer, principal financial and accounting officer and controller. We have all of our new employees certify that they have read and understand our Corporate Code of Conduct and Ethics, and, periodically, we also ask our existing employees to certify that they have reviewed our Corporate Code of Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our Board of Directors appoints the members of its Compensation Committee and delegates to the Compensation Committee the direct responsibility for overseeing the design and administration of our executive compensation program, including the ongoing monitoring of the compensation strategy’s implementation. The Compensation Committee is also responsible for recommending new incentive compensation plans and implementing changes and improvements to existing compensation plans. The Compensation Committee makes its compensation determinations based upon its own analysis of information it compiles and the business experience of its members.

The Compensation Committee makes decisions based upon management's request and recommendations provided to it by our Chief Executive Officer. Our Compensation Committee, and as appropriate from time to time in consultation with our Board of Directors, considers and approves matters regarding the compensation of our named executive officers, including any severance terms if applicable. Our Compensation Committee negotiated the employment agreement with our Chief Executive Officer. Our Chief Executive Officer negotiated the employment terms with our other named executive officers. The goal in negotiating these employment terms was to secure and retain talented executives and to ensure stability and structure during our growth stage. The Compensation Committee negotiated the employment agreement with our Chief Executive Officer with these same goals in mind.

Overall Policy, Objectives and Philosophy

In general, the objectives of our executive compensation program are to:

•	attract, motivate and retain talented and dedicated executive officers;

•	provide our executive officers with both cash and equity incentives to promote strong performance and the attainment of goals set for them by the Compensation Committee and our Board of Directors;

•	provide our executive officers with long-term incentives in order to retain their services;

•	provide stability during our growth stage; and

•	align the interests of our executive officers with those of our stockholders.

The Compensation Committee believes that the stability of our management team, as well as our ability to continue to incentivize management and to attract and retain highly qualified executives for our expanding operations, will be a contributing factor to our continued growth and success. In order to promote stability, growth and performance, and to attract new executives, our strategy is to compensate our executive officers with an overall package that we believe is competitive with those offered by similarly situated companies. The principal elements of our executive compensation program consist of: (i) a stable base salary set at a sufficiently competitive level as compared to our peer group comparables to retain and motivate these officers, (ii) an annual bonus linked to our overall performance each year and to the individual executive’s performance each year and (iii) equity-related compensation which aligns the financial interests of our executive officers with those of our stockholders by promoting stock ownership and stock performance through the grant of stock options and stock appreciation rights, restricted stock and other equity and equity-based interests under our various plans.

In December of each year, our Compensation Committee meets to set recommendations for base salaries to be paid to our named executive officers. In February or immediately following our release of our annual financial results each year, our Compensation Committee meets to set recommendations for the bonus and long-term incentive compensation awards to be paid to our named executive officers with respect to performance for the prior year. In setting annual recommendations for salaries and bonuses and long-term incentive compensation awards, the Compensation Committee reviews the individual contributions of each executive officer and the achievement of predetermined corporate, departmental and individual performance goals, and in accordance with our Amended and Restated 1999 Performance Incentive Plan.

Executive Compensation Components

The components of our compensation package are as follows:

Base Salary

Base salary is used to compensate our executive officers based on their experience, skills, training, knowledge and responsibilities, taking into account competitive market salaries paid by our peer companies for similar positions. We believe that executive base salaries should be targeted at a competitive level within the range of salaries for executives in similar positions with similar responsibilities at our peer companies. Salaries for our named executive officers are reviewed by our Chief Executive Officer with the Compensation Committee, other than his own, which is reviewed by the Compensation Committee, on an annual basis, as well as at the time of promotion or other changes in responsibilities. As part of this annual salary review, the Compensation Committee compiles information and performs benchmarking analysis in order to compare salaries of our executives against salaries of similarly situated executives in peer companies.

The base salary for our Chief Executive Officer is pursuant to his employment agreement with us and for 2007 is $264,000. For 2007, Mr. Gussarsky received as part of his base salary $10,928 through the date of his resignation in February 2007, not including his commissions which have not yet been determined by us. Mr. Grant’s annual salary for 2007 is $175,000. The base salaries for Mr. Gussarsky and Mr. Grant were set at a level that is commensurate with each of their responsibilities and competitive with similar positions at other comparable companies.

Annual Incentive Bonuses

On July 5, 2006, our Board of Directors approved our Amended and Restated 1999 Performance Incentive Plan, or Performance Incentive Plan. The Board amended and restated our Performance Incentive Plan to enable our company and its subsidiaries to continue to attract, retain, motivate and reward the best qualified executive officers and key employees by providing them with the opportunity to earn competitive compensation directly linked to our performance.

The Plan is administered by the Compensation Committee. Each year the Compensation Committee determines the performance objectives and targets, including each such objective’s relative weight percentage, for the Chief Executive Officer and for the other participants in the Plan in consultation with the Chief Executive Officer. The performance objectives are based on the following general categories with respect to the Company: (i) financial; (ii) strategic; and (iii) discretionary. In connection with establishing the performance objectives and targets, the Compensation Committee is responsible for:

•	determining the relative weight of each of the three categories of performance objectives, expressed in percentage out of a total of 100%;

•	determining the specific performance measures within each of the categories of performance objectives;

•	determining the targets for each performance objective, expressed in a percentage out of a total of 100%;

•	determining the range of the minimum and the maximum achievement figure/criteria for each target; and

•	making any other determination as it deems necessary.

The maximum amount payable in a specific category is determined based upon (i) the achievement of the targets within such category of performance objectives and (ii) the product of the total maximum amount payable for a participant multiplied by the relative weight assigned to such category. In the event a participant is not eligible for payment under one or two out of the three categories of performance objectives, this does not automatically preclude the participant from being eligible to earn a payment under the other remaining category (or categories), subject to achieving the applicable performance objectives and targets. Performance equal to or below the minimum achievement figure/criteria for a target results in no payment for such target, but performance above the minimum achievement figure/criteria is pro-rated in proportion to the achievement above the minimum, up to the maximum achievement figure/criteria.

The Compensation Committee determines whether the performance objectives and targets are achieved. If the performance objectives and targets are achieved, the participants are awarded a bonus, payable in cash (or subject to agreement between the participant and the Compensation Committee, payable in our stock). The maximum potential bonus that the Chief Executive Officer is eligible to receive each year under the Plan is up to 45% of the annual base salary. The maximum number of shares for which options or stock appreciation rights may be granted to any one participant in a calendar year is 500,000, pursuant to our Stock Incentive Plan.

    On March 25, 2007, the Compensation Committee approved our executives' cash bonus awards for 2006 performance pursuant to the Amended and Restated 1999 Performance Incentive Plan, including the following awards to our Chief Executive Officer and other named executive officers:

Name	Bonus ($)
Shimmy Zimels	35,000
Guy Gussarsky	8,000
Richard Grant	13,000

        The Chief Executive Officer's cash bonus equaled approximately 13% of his base salary and the other named officers were awarded cash bonus amounts equaling 3% to 8% of their respective base salaries.

Pursuant to the terms of the Amended and Restated 1999 Performance Incentive Plan, awards for the current year are to be paid by February 28 or within 60 days after determination of the financial results for 2006, whichever occurs later.

Long-Term Incentive Compensation

We reinforce the importance of producing satisfactory returns to stockholders over the long-term through the operation of the 2004 Stock Incentive Plan and the 2006 Non-Employee Director Stock Plan. For a discussion relating to the Director Plan, refer to the section entitled “2006 Non-Employee Director Stock Plan” in this annual report. Grants of stock, restricted stock, stock options, stock unit awards and stock appreciation rights under such plans provide executives with the opportunity to acquire an equity interest in us and align the executive’s interest with that of the stockholders to create stockholder value as reflected in growth in the market price of the Common Stock.

2004 Stock Incentive Plan

The purposes of the 2004 Stock Incentive Plan, as amended, are to foster and promote our long-term financial success and materially increase stockholder value by (i) motivating superior performance by means of performance-related incentives, (ii) encouraging and providing for the acquisition of an ownership interest in us by executive officers and other key employees and (iii) enabling us to attract and retain the services of an outstanding management team upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

Under the 2004 Stock Incentive Plan, the Compensation Committee is authorized to grant options for 2,759,732 shares of Common Stock, plus (b) such additional shares of Common Stock as are represented by awards previously granted under the 1999 Stock Incentive Plan which are cancelled or without delivery of shares of stock. Options granted under the 2004 Stock Incentive Plan are to be granted to certain of our officers and to our other employees and consultants. Directors who are non-employees are prohibited from participating in the 2004 Stock Incentive Plan.

  The 2004 Stock Incentive Plan is administered by the Compensation Committee and provides for the grant of (i) incentive and non-incentive stock options to purchase Common Stock; (ii) stock appreciation rights, which may be granted in tandem with or independently of stock options; (iii) restricted stock and restricted units; (iv) incentive stock and incentive units; (v) deferred stock units; and (vi) stock in lieu of cash. The maximum number of shares for which options or stock appreciation rights may be granted to any one participant in a calendar year is 500,000. As of December 31, 2006, the Company has outstanding options to acquire an aggregate of 2,330,835 shares of Common Stock, of which 1,673,835 were granted under the expired 1999 Stock Incentive Plan and the expired 1999 Directors’ Plan and 657,000 were granted under the 2004 Stock Incentive Plan and the terminated 2004 Non-Employee Director Stock Option Plan.

In the third fiscal quarter of 2006, our Compensation Committee, in consultation with the other members of our Board, decided that going forward it would grant restricted shares of our common stock instead of stock options to key employees who are critical to the future success of the company. The Compensation Committee believes that restricted share grants provide long-term incentive for such key employees to build stockholder value. Because the restricted share grants have a defined value at the time the restricted share grants are made, the Compensation Committee believes that restricted share grants are perceived as having more immediate value than stock options, which have a less calculable value when granted. However, we generally will grant fewer restricted shares of our common stock than the number of stock options we would grant for a similar purpose.

The restricted share grants are made in order to reward contributions that have been made by certain individuals and in anticipation of future contributions that will create value in the company. The restricted share grants are subject to certain forfeiture provisions over a period of time and, therefore, are restricted as to transferability until such forfeiture restrictions have lapsed. The restrictions relate to continued service with us. The vesting period for such restricted shares of common stock is typically three years. In 2006, we granted a total of 224,500 restricted shares of our common stock to our employees, which included a grant of 30,000 restricted shares to Mr. Zimels and 25,000 restricted shares to Mr. Gussarsky as recommended by our Compensation Committee and approved by our Board. Because Mr. Gussarsky resigned effective as of February 14, 2007, all of the 25,000 restricted shares granted to Mr. Gussarsky have been forfeited and cancelled. The restricted shares of our common stock were granted pursuant to the 2004 Stock Incentive Plan.

The Compensation Committee’s plan is to make grants of restricted shares of our common stock as part of our overall performance management program. The Compensation Committee intends to make such grants on a periodical-basis, in recognition or in anticipation of certain contributions. As is the case when the amounts of base salary and the other components of compensation are determined, a review of all components of the executive’s compensation is conducted when determining equity grants to ensure that an executive’s total compensation conforms to our overall philosophy and objectives.

Other Executive Benefits and Perquisites

Executive officers are also entitled to customary benefits generally available to all of our employees, including health insurance, life and disability insurance, dental insurance, and a 401(k) plan. Base salary, bonuses and benefits are paid by the Company and its subsidiaries.

Federal Income Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the amount of compensation a publicly held corporation may deduct as a business expense for Federal income tax purposes. The limit, which applies to a company’s chief executive officer and the four other most highly compensated executive officers, is $1 million (the “Deductibility Limit”), subject to certain exceptions. The exceptions include the general exclusion of performance-based compensation from the calculation of an executive officer’s compensation for purposes of determining whether his or her compensation exceeds the Deductibility Limit. The Compensation Committee has determined that compensation payable to the executive officers should generally meet the conditions required for full deductibility under section 162(m) of the Code. While the Company does not expect to pay its executive officers compensation in excess of the Deductibility Limit, the Compensation Committee also recognizes that in certain instances it may be in our best interest to provide compensation that is not fully deductible.

Severance and Change in Control Benefits

We provide protections for our Chief Executive Officer by including severance and change of control provisions in his employment agreement. We provide these protections in order to attract and retain a highly skilled and experienced individual in this position, as well as to align the interests of this executive with those of our stockholders. In addition, we believe that the difficulty of finding comparable employment opportunities at the level of chief executive officer or president requires that companies provide severance payments in order to attract and retain highly skilled and experienced individuals for these positions.

In the event of a change of control, certain provisions of our Chief Executive Officer’s employment agreement allow for acceleration of equity awards and for the payment of certain amounts and benefits in the event the executive terminates his employment for good reason. We believe that this type of arrangement incentivizes our Chief Executive Officer to achieve corporate goals and rewards him for increasing our value, even during a change of control period of time. As of December 31, 2006, none of our other executive officers had any severance arrangements with us. For more details regarding severance, change of control and termination, see the subsection below entitled “Employment Agreements, Termination of Employment and Change-in-Control Arrangements” in this annual report.

Conclusion

We believe that to attract, motivate and retain high-performing executives a competitive base salary and stock award package are necessary for top performance and attainment of long-term goals. We believe that our compensation policies are designed to accomplish these goals and to ultimately reward our key personnel for outstanding individual and corporate performance.

Compensation Committee Report

The compensation committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this annual report on Form 10-K, with our management. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report.

Members of the Compensation Committee:
Benjamin Broder
Ilan Biran

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal year ended 2006 to (1) our Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer), and (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended 2006. The table includes one additional former executive who would have been among the three most highly compensated executive officers except for the fact that he was not serving as executive officers of the Company as of the end of 2006.

These executive officers are referred to in this report as “named executive officers”.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)

Shimmy Zimels Chief Executive Officer and President (principal executive officer, principal financial officer, and principal accounting officer)	2006	258,000		35,000	(1)	3,991	(2)	0		0		296,991
Paul C. White (3) Former Chief Financial Officer	2006	39,216	(4)					0		90,000	(5)	129,216
Guy Gussarsky (6) Former Executive Vice President of Sales and Business Development	2006	231,627	(7)	8,000	(1)	3,326	(8)	0		10,000	(9)	252,953
Richard Grant Senior Vice President of Finance and Treasurer	2006	153,333	(10)	13,000	(1)			35,092	(11)			201,425

(1)	Earned for performance during 2006, but award approved on March 25, 2007. The bonus was made pursuant to our Amended and Restated 1999 Performance Incentive Plan.

(2)
Represents the compensation expense incurred by us in 2006 in connection with a grant of 30,000 restricted shares of our common stock to Mr. Zimels on July 31, 2006. See Note 9 and Note 2 (p) to our Condensed Consolidated Financial Statements contained in this annual report for details as to the assumptions used to determine the fair value of the stock awards.

(3)	Mr. White resigned effective as of February 28, 2006.

(4)	The amount includes Mr. White’s salary pursuant to his employment agreement for the period up to his resignation date.

(5)
Represents the severance payment received by Mr. White in connection with his resignation. For additional information about the severance and benefits, see the information under “Executive Compensation - Employment Agreements, Termination of Employment and Change-in-Control Arrangements.”

(6)	Mr. Gussarsky resigned effective as of February 14, 2007.

(7)	Includes both base and commission components of Mr. Gussarsky’s salary.

(8)
Represents the compensation expense incurred by us in 2006 in connection with a grant of 25,000 restricted shares of our common stock to Mr. Gussarsky on July 31, 2006. Because Mr. Gussarsky resigned effective as of February 14, 2007, all of the 25,000 restricted shares granted to Mr. Gussarsky have been forfeited and cancelled. See Note 9 and Note 2 (p) to our Condensed Consolidated Financial Statements contained in this annual report for details as to the assumptions used to determine the fair value of the stock awards.

(9)	Represents payment for severance in connection with his resignation, which was approved on March 25, 2007.

(10)	Amount represents salary earned from January 23, 2006, the date Mr. Grant joined the Company, through the end of fiscal 2006. This amount is based on an annual salary of $162,500.

(11)
Represents the compensation expense incurred by us in 2006 in connection with a grant of options to purchase 50,000 shares of our common stock. See Notes 2 (o) and 9 to our Condensed Consolidated Financial Statements contained in this annual report for details as to the assumptions used to determine the fair value of the option awards.

Grants Of Plan-Based Awards

The following table shows information regarding grants of equity awards that we made during the fiscal year ended 2006 to each of the executive officers named in the Summary Compensation Table. All such grants were made under our 2004 Stock Incentive Plan.

Name	Grant Date		Approval Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Shimmy Zimels Chief Executive Officer and President (principal executive officer, principal financial officer, and principal accounting officer)	7/31/06	(1)	6/29/06	30,000	0		44,400
Paul C. White Chief Financial Officer					0
Guy Gussarsky Former Executive Vice President of Sales and Business Development	7/31/06	(1)	6/29/06	25,000	0		37,000
Richard Grant Senior Vice President of Finance and Treasurer	1/23/06		1/23/06	0	50,000	3.02	112,355

(1) Approved for granting on June 29, 2006, but granted on July 31, 2006 immediately after the end of the Company’s self-imposed trading black-out period for the quarter ended June 30, 2006.

Employment Agreement with Mr. Shimmy Zimels

We currently have an employment agreement in place with Mr. Zimels, with the following principal terms:

•
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

•
Pursuant to the agreement, Mr. Zimels was entitled to receive a base salary of $258,800 during 2006. Such base salary is increased on each January 1, commencing January 1, 2005, by an amount equal to the base salary then in effect, multiplied by the applicable cost of living index during the prior year. The employee’s base salary, as adjusted for cost of living increases, may be further increased at the option and in the discretion of our Board. In 2007, Mr. Zimels base salary was increased to $264,000 reflecting the adjustment for cost of living increases.

•
For principal terms contained in Mr. Zimels’ employment agreement pertaining to termination and change of control, see the subsection below titled “Termination of Employment and Change-in-Control Arrangements” in this annual report.

In 2006, Mr. Zimels received a grant of 30,000 restriced shares of our common stock pursuant to our 2004 Stock Incentive Plan. The restricted share grants are subject to certain forfeiture provisions over a period of time based on continued service with the company. As a result, Mr. Zimels restricted shares will not be forfeitable and vest as follows: 8,400 shares will vest on July 31, 2007, 9,900 shares will vest on July 31, 2008, and 11,700 shares will vest on July 31, 2009. In addition, the Compensation Committee approved on March 25, 2007 a bonus in the amount of $35,000 for Mr. Zimels’ performance in 2006. This bonus was made pursuant to our Amended and Restated 1999 Performance Incentive Plan. Pursuant to the Amended and Restated 1999 Incentive Plan, this cash bonus was set based on the achievement of certain pre-determined targets based on the Company’s performance, individual performance, and discretion.

Outstanding Equity Awards At Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended 2006 to each of the executive officers named in the Summary Compensation Table.

	Option Awards				Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Shimmy Zimels Chief Executive Officer and President (principal executive officer, principal financial officer, and principal accounting officer)	12/31/2000 3/16/2001 3/12/2002 11/4/2003	130,000 39,000 100,000 85,000		1.38 1.13 1.02 1.76	12/31/2007 3/16/2008 3/12/2009 11/4/2010
	12/22/2004	53,334	26,666(2)	2.86	12/22/2014
	7/31/2006					30,000(3)	37,800(4)
Paul C. White Former Chief Financial Officer(5)	12/31/2000 3/12/2002 11/4/2003 12/22/2004	103,402 100,000 65,000 25,000		1.38 1.02 1.75 2.85	2/29/2008 2/29/2008 2/29/2008 2/29/2008
Guy Gussarsky Former Executive Vice President of Sales and Business Development(5)	12/31/2000 3/12/2002 11/4/2003 12/22/2004	15,000 13,334 26,667 33,334	16,666(2)	1.38 1.02 1.75 2.85	12/31/2007 2/14/2008 2/14/2008 2/14/2008
	7/31/2006					25,000	31,500(6)
Richard Grant Senior Vice President of Finance and Treasurer	1/23/2006	0	50,000(7)	3.02	1/23/2016

(1) For better understanding of this table, we have included an additional column showing the grant date of the stock options and the restricted shares of common stock.

(2) Options will vest on December 22, 2007.

(3) Restricted shares of our common stock were granted on July 31, 2006 and vest as follows: 8,400 on the first anniversary of the grant date, 9,900 on the second anniversary of the grant date, and 11,700 on the third anniversary of the grant date, provided the individual remains an employee of the Company on such date.

(4) The market value of the stock awards is determined by multiplying the number of shares times $1.26, the closing price of our common stock on the NASDAQ Capital Market on December 31, 2006, the last day of our fiscal year.

(5) Mr. White resigned effective as of February 28, 2006. Mr. Gussarsky resigned effective as of February 14, 2007.

(6) Although the restricted shares had a market value on December 31, 2006, because Mr. Gussarsky resigned effective as of February 14, 2007, all of the 25,000 restricted shares granted to Mr. Gussarsky have been forfeited and cancelled, and the current market value is $0.

(7) One-third of the options vested on January 23, 2007. 16,666 options will vest on January 23, 2008, and the remaining options will vest on January 23, 2009.

Option Exercises and Stock Vested

There were no exercises of stock options or vesting of restricted shares of our common stock held by the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2006.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Termination of Employment and Change-in-Control Arrangements

With regard to Mr. Zimels employment agreement, below are the principal terms regarding termination and change of control:

•
The employee’s options are immediately exercisable in full upon a change of control. The employee’s options, following any termination of the employee’s employment, other than for cause, remain exercisable for the lesser of two years and the remaining term of the options.

•
If employee’s employment is terminated by us without cause or by the employee for good reason (which includes, without limitation, a reduction in salary and/or bonus opportunity, a change of control and a material reduction in duties and responsibilities), the employee is entitled to receive previously earned, but unpaid salary, vested benefits and a payment equal to his annual base salary as in effect immediately prior to the termination date.

•
If employee dies or is unable to perform his duties, he or his representative, estate or beneficiary will be paid, in addition to any previously earned but unpaid salary and vested benefits, 12 months’ total base salary reduced, in the case of disability, by any disability benefits they receive.

The tables below reflect the acceleration of options and the lapsing of repurchase rights/forfeiture for unvested restricted shares of common stock outstanding as of December 31, 2006.

Shimmy Zimels, Chief Executive Officer and President

Executive Benefits and Payments Upon Termination	Termination Without Cause by the Company or by Employee for Good Reason (including a Change of Control) (2)
Base Salary	$516,000
Acceleration of Vesting of Equity	100%
Number of Stock Options and Value upon Termination (1)	$407,334 shares 29,070
Number of Shares of Vested Stock Received and Value upon Termination (1)	$0 shares 0
Total:	$545,070

(1)	Assumes the price per share of our common stock of $1.26, which is the closing price of our stock on the NASDAQ Capital Market on December 31, 2006, the last day of our fiscal year.

(2)
Termination by employee for “good reason” includes a reduction in employee’s base salary and/or bonus opportunity, a material reduction in employee’s duties and responsibilities, a change of control, a material change in employee’s work location, and a material breach of the employment agreement by the Company.

In connection with Paul White's resignation from our company, a Separation and Release Agreement was approved by the Compensation Committee of our Board and executed by us and Mr. White on February 13, 2006. The Separation Agreement provides that Mr. White's resignation as an employee of the Company is effective as of February 28, 2006, or the separation date, and that Mr. White will continue to be available to us in order to ensure a smooth transition for a reasonable time period after the separation date. In addition, the Separation Agreement provides that Mr. White: (i) will continue to receive his base salary until the separation date; (ii) will receive a lump sum separation payment of $90,000; (iii) will continue to participate in our benefit plans at his current levels until the earlier of the date he enrolls in a comparable benefits plan with another employer or a period of six (6) months after the separation date; (iv) will have his unvested stock options for 21,667 shares of our common stock at the exercise price of $1.75 accelerated to vest on the separation date; and (v) will be entitled to expense reimbursement due through the separation date. Mr. White will not be entitled to any other payments, bonuses, severance, vacation pay or any other amounts that are, or may be, due to him under his employment agreement with us, as amended, or any other agreement. Mr. White will not be eligible for any bonus for 2005 under our 1999 Performance Incentive Plan or under any other plan. Under the terms of the Separation Agreement, neither we nor Mr. White have any further obligations under his employment agreement with us other than the parties' obligations in connection with non-competition and non-solicitation, confidentiality, company property, no disparagement, our obligation of indemnification, and any additional items specifically provided in the Separation Agreement. In addition, we have agreed that in the event of Mr. White's death after the date of the Separation Agreement, his surviving spouse shall be entitled to certain unpaid payment amounts, as long as he did not breach of the Separation Agreement prior to his death. Pursuant to the Separation Agreement, Mr. White has provided us with a general liability release of all claims arising out of his employment and separation from our Company.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended 2006 to each of our directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Noam Bardin	10,000	17,760(3)	22,751(4)	53,725(5)	104,236
Ilan Biran	10,000	14,800(6)	34,127(7)	0	58,927
Benjamin Broder	13,850(12)	11,840(8)	0	0	25,690
Lior Samuelson	20,000(12)	11,840(9)	22,751(10)	0	54,591
Shimmy Zimels (11)	0	0	0	0	0

(1) See Note 2 (p) and Note 9 to our audited consolidated financial statements included elsewhere in this annual report for details as to the assumptions used to determine the fair value of the stock awards.

(2)  See Note 2 (o) and Note 9 to our audited consolidated financial statements included elsewhere in this annual report for details as to the assumptions used to determine the fair value of the option awards. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Our non-employee directors will not realize the value of these awards in cash until these awards are exercised and the underlying shares are subsequently sold.

(3) Consists of $11,840 and $5,920, representing (A) the compensation expense incurred by us in fiscal year 2006 in connection with the issuance of 8,000 restricted shares of our common stock on September 11, 2006 as the form of payment for board and chairman services for the period from the 2006 annual stockholders’ meeting though and until the company’s next annual stockholders’ meeting in 2007, calculated in accordance with SFAS 123R, all of which fully vest on September 11, 2007, and (B) the compensation expense incurred by us in fiscal year 2006 in connection with the issuance of 4,000 restricted shares of our common stock on November 8, 2006 as the form of payment for services as a member of the audit committee of our board for the period from the 2006 annual stockholders’ meeting though and until the company’s next annual stockholders’ meeting in 2007, calculated in accordance with SFAS 123R, all of which fully vest on November 8, 2007. The restricted share grants were made pursuant to the 2006 Non-Employee Director Stock Plan.

(4) Represents the compensation expense incurred by us in fiscal year 2006 in connection with an option grant to Mr. Bardin to purchase 10,000 shares of our common stock on January 10, 2006 at an exercise price of $3.20 per share, calculated in accordance with SFAS 123R. The grant of options was made in connection with board chairman services pursuant to the 2004 Non-Employee Director Stock Option Plan.

(5) Represents fees for consulting services pursuant to our consulting letter agreement with Mr. Bardin.

(6) Representing the compensation expense incurred by us in fiscal year 2006 in connection with the issuance of 10,000 restricted shares of our common stock on September 11, 2006 as the form of payment for board and committee chairman services for the period from the 2006 annual stockholders’ meeting though and until the company’s next annual stockholders’ meeting in 2007, calculated in accordance with SFAS 123R, all of which fully vest on September 11, 2007. The restricted share grants were made pursuant to the 2006 Non-Employee Director Stock Plan.

(7) Represents the compensation expense incurred by us in fiscal year 2006 in connection with an option grant to Mr. Biran to purchase 15,000 shares of our common stock on January 10, 2006 at an exercise price of $3.20 per share, calculated in accordance with SFAS 123R. The grant of options was made in connection with board and audit committee chair services pursuant to the 2004 Non-Employee Director Stock Option Plan.

(8) Representing the compensation expense incurred by us in fiscal year 2006 in connection with the issuance of 8,000 restricted shares of our common stock on September 11, 2006 as the form of payment for board and committee chairman services for the period from the 2006 annual stockholders’ meeting though and until the company’s next annual stockholders’ meeting in 2007, calculated in accordance with SFAS 123R, all of which fully vest on September 11, 2007. The restricted share grants were made pursuant to the 2006 Non-Employee Director Stock Plan.

(9) Representing the compensation expense incurred by us in fiscal year 2006 in connection with the issuance of 8,000 restricted shares of our common stock on September 11, 2006 as the form of payment for board and audit committee services for the period from the 2006 annual stockholders’ meeting though and until the company’s next annual stockholders’ meeting in 2007, calculated in accordance with SFAS 123R, all of which fully vest on September 11, 2007. The restricted share grants were made pursuant to the 2006 Non-Employee Director Stock Plan.

(10) Represents the compensation expense incurred by us in fiscal year 2006 in connection with an option grant to Mr. Samuelson to purchase 10,000 shares of our common stock on January 10, 2006 at an exercise price of $3.20 per share, calculated in accordance with SFAS 123R. The grant of options was made in connection with audit committee services pursuant to the 2004 Non-Employee Director Stock Option Plan.

(11) Mr. Zimels is a management director, who is not entitled to any fees or awards other than the compensation he receives as our Chief Executive Officer and President. See “Executive Compensation - Summary Compensation Table” in this annual report for further information.

(12) Represents fees for service in 2005 and 2006. Mr. Broder’s fees for 2005 were pro-rated as of the date he joined the Board in July 2005.

Director Compensation Policy

At our Annual Meeting on September 8, 2006, each of our non-employee directors (Noam Bardin, Ilan Biran, Benjamin Broder, and Lior Samuelson) became eligible to receive $10,000 for their services as directors through the date of our next Annual Meeting. In this regard, we paid $10,000 to each non-employee director in 2006. In 2006, we also paid two of our non-employee directors for their service as directors for the period from our 2005 Annual Meeting through our 2006 Annual Meeting. Directors are reimbursed for the expenses they incur in attending meetings of the Board and Board committees.

We reimburse each member of our Board of Directors who is not an employee for reasonable travel and other expenses in connection with attending meetings of the Board of Directors.

Prior to our Annual Meeting on September 8, 2006, our non-employee directors also received grants of stock options pursuant to our 2004 Non-Employee Director Stock Option Plan. This option plan is described below. At our 2006 Annual Meeting, our stockholders approved, based on our Board’s recommendation, the 2006 Non-Employee Director Stock Plan. The 2006 Non-Employee Director Stock Plan replaced our 2004 Non-Employee Director Stock Option Plan which was terminated, except with respect to outstanding options previously granted thereunder. The 2006 Non-Employee Director Stock Plan is described below.

2004 Non-Employee Director Stock Option Plan

The purposes of the 2004 Non-Employee Director Stock Option Plan, as amended (the “Director Plan”), are to enable us to attract, maintain and motivate qualified directors and to enhance a long-term mutuality of interest between our directors and shareholders of our Common Stock by granting our directors options to purchase our shares.

 The Director Plan provides for the automatic grant of nonstatutory stock options. Options granted under the Plan are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). The aggregate number of shares of Common Stock that may be issued under the Director Plan shall not exceed (a) 851,216 shares, plus (b) such additional shares of Common Stock as are represented by Options previously granted under the 1999 Directors Plan which are cancelled or expire after the date of stockholder approval of the Director Plan without delivery of shares of stock by the Company.

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

Committee Chairman Awards. Each non-employee director who is appointed as chairman of a standing committee of the Board (and has not served as the chairman of such committee immediately prior to the appointment) shall be automatically granted an option to purchase 10,000 shares of Common Stock on the date of such appointment. Each non-employee director who serves as a chairman of the full Board or of a standing committee of the Board other than the audit committee, and who meets the guidelines for Board service, immediately following each annual meeting of the Company’s stockholders, shall be granted an option to purchase an additional 10,000 shares of Common Stock; provided that no Committee Chairman Award shall be made to any non-employee director who has not served as a director of the Company, as of the time of such annual meeting, for at least six months, and no Committee Chairman Award shall be made to any Eligible Director who has received a Committee Chairman award for such service on the same committee within the past six months.

Audit Committee Service Awards. Each non-employee director who is appointed as a member of the audit committee of the Board (and has not served as a member of such committee immediately prior to that appointment) shall be automatically granted an option to purchase 10,000 shares of Common Stock on the date of such appointment. Each non-employee director who serves as a member of the audit committee of the Board, and who meets the guidelines for Board service, immediately following each annual meeting of the Company’s stockholders, shall be granted an option to purchase an additional 10,000 shares of Common Stock; provided that no Audit Committee Service Award shall be made to any non-employee director who has not served as a director of the Company, as of the time of such annual meeting, for at least six months, and no Audit Committee Award shall be made to any Eligible Director who has received an Audit Committee award for such service within the past six months. In addition, the chairman of the audit committee of the Board shall be granted an additional option to purchase 5,000 shares of Common Stock.

Notwithstanding the foregoing, a non-employee director shall receive a maximum number of options to purchase 30,000 shares of Common Stock during any single calendar year. The exercise price per share of Common Stock of each option granted pursuant to the Plan shall be equal to the fair market value per share on the date of grant. If not previously exercised, each option shall expire on the earlier of (i) the tenth anniversary of the date of the grant thereof and (ii) on the first anniversary of the termination of the non-employee director’s status as a director of the Company. Each option granted under the Plan shall become fully vested and exercisable on the first anniversary of the date of grant. In addition, options granted pursuant to the Plan will become exercisable in full upon a “change in control” as defined in the Plan. The Plan terminates at the close of business on September 23, 2014, unless sooner terminated by action of the Board or stockholders of the Company.

2006 Non-Employee Director Stock Plan

The purposes of the 2006 Stock Plan are to enable us to attract, maintain and motivate qualified directors and to enhance a long-term mutuality of interest between our directors and stockholders of our common stock by granting our directors restricted stock.

General. The 2006 Stock Plan provides for the automatic grant of restricted stock. The aggregate number of shares of restricted stock that may be issued under the 2006 Stock Plan shall be 500,000 shares. A grant of restricted stock is a grant of shares of our common stock that, at the time of issuance, are subject to certain forfeiture provisions, and thus are restricted as to transferability until such forfeiture restrictions have lapsed. The restrictions on the restricted stock issued pursuant to the Plan relate to continued service on the company’s board of directors (lapsing on a monthly basis). If we reacquire (at not more than its original issuance price) any shares of restricted stock or if any shares of restricted stock are forfeited, or otherwise cancelled or terminated, such shares which were subject to such restricted stock award shall again be available for issuance from time to time pursuant to the 2006 Stock Plan.

Except to the extent restricted under the terms of the 2006 Stock Plan, a non-employee director granted a restricted stock award will have the right to receive dividends or any other distributions paid with respect to those shares. During the restricted period (i.e., prior to the lapse of applicable forfeiture provisions), the restricted stock generally may not be sold, transferred, pledged, hypothecated, margined, or otherwise encumbered by the non-employee director.

Administration. The 2006 Stock Plan is administered by the Board. The Board may delegate its powers and functions hereunder to a duly appointed committee of the Board. The Board shall have full authority to interpret the Plan; to establish, amend and rescind rules for carrying out the Plan; to administer the Plan; to incorporate in any option agreement such terms and conditions, not inconsistent with the Plan, as it deems appropriate; to construe the respective restricted stock agreements and the Plan; and to make all other determinations and to take such steps in connection with the Plan as the Board, in its discretion, deems necessary or desirable for administering the Plan.

Non-Discretionary Grants

Initial Restricted Stock Awards. Each director who is not an employee of the Company will be granted 4,000 shares of restricted stock on the date he or she joins the Board.

Subsequent Restricted Stock Awards. On the first business day after each annual meeting of stockholders of the Company occurring during the term of the Plan commencing with the Meeting, each non-employee director who meets the guidelines for Board service and who continues to be a non-employee director following such annual meeting shall automatically be granted 4,000 shares of restricted stock; provided that no Subsequent Restricted Stock Award shall be made to any non-employee director who has not served as a director of the Company, as of the time of such annual meeting, for at least six months.

Committee Chairman Awards. Each non-employee director who is appointed as chairman of a standing committee of the Board (and has not served as the chairman of such committee immediately prior to the appointment) shall be automatically granted 4,000 shares of restricted stock on the date of such appointment. Each non-employee director who serves as a chairman of the full Board or of a standing committee of the Board other than the audit committee, and who meets the guidelines for Board service, immediately following each annual meeting of the Company’s stockholders, commencing with the Meeting, shall be granted an additional 4,000 shares of restricted stock; provided that no Committee Chairman Award shall be made to: any non-employee director who has not served as a director of the Company, as of the time of such annual meeting, for at least six months, and no Committee Chairman Award shall be made to any Eligible Director who has received a Committee Chairman award for such service on the same committee within the past six months.

Audit Committee Service Awards. Each non-employee director who is appointed as a member of the audit committee of the Board (and has not served as a member of such committee immediately prior to that appointment) shall be automatically granted 4,000 shares of restricted stock on the date of such appointment. Each non-employee director who serves as a member of the audit committee of the Board, and who meets the guidelines for Board service, immediately following each annual meeting of the Company’s stockholders, commencing with the Meeting, shall be granted an additional 4,000 shares of restricted stock; provided that: no Audit Committee Service Award shall be made to any non-employee director who has not served as a director of the Company, as of the time of such annual meeting, for at least six months, and no Audit Committee Award shall be made to any Eligible Director who has received an Audit Committee award for such service within the past six months. In addition, the chairman of the audit committee of the Board shall be granted an additional 2,000 shares of restricted stock.

Annual Limitation. Notwithstanding the foregoing, a non-employee director shall receive a maximum of 12,000 shares of restricted stock during any single calendar year.

Forfeiture. Each share of restricted stock under the Plan shall become fully vested and nonforfeitable upon the first anniversary of the date of grant. If a non-employee director ceases to serve as a member of the Board for any reason (including, resignation, failure to stand for re-election or failure to be re-elected), any award of restricted stock shall become vested and nonforfeitable as to that number of shares which is equal to the number of shares of common stock subject to such award times a fraction, the numerator of which is the number of days actually served as a director during the restricted period and the denominator of which is the total number of days during the restricted period. Any portion of any restricted stock that has not become nonforfeitable at the date of a non-employee director’s termination of service shall be forfeited as of such date.

Change in Control. Notwithstanding anything to the contrary in the Plan, shares of restricted stock granted pursuant to the Plan will become fully vested and nonforfeitable in full upon a “change in control.” A “change in control” shall arise if, at any time while the non-employee director is a member of the Company’s Board any one or more of the following events occurs:

(i) The Company is merged, consolidated or reorganized into or with another corporation, or other entity and, as a result thereof, less than 50% of the outstanding stock or other capital interests of the surviving, resulting or acquiring corporation, person, or other entity is owned, in the aggregate, by the stockholder or stockholders of the Company immediately prior to such merger, consolidation or reorganization;

(ii) The Company sells all or substantially all of its business or assets (or both) to any other corporation, person, or other entity, less than 50% of the outstanding, voting stock or other capital interests of which are owned, in the aggregate, by the stockholders of the Company, directly or indirectly, immediately prior to or after such sale; or

(iii) Any “Person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) other than a Person who is an affiliate as of the effective date of the Plan becomes the “Beneficial Owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Company’s then outstanding voting securities (excluding for this purpose the Company or its Affiliates or any employee benefit plan of the Company) pursuant to a transaction or a series of related transactions which the Board of Directors does not approve.

Transferability of Awards. No shares of restricted stock under the Plan shall be transferable by the non-employee otherwise than by will or under the applicable laws of descent and distribution, unless such transfer shall be (a) acceptable under Rule 16b-3 and is approved by the Board or its authorized delegate or (b) if the restricted stock agreement pursuant to which the restricted stock grant is made so provides, by gift or domestic relations order, to (i) the spouse, children or grandchildren of such non-employee director (collectively, “Family Members”), (ii) a trust or trusts for the exclusive benefit of such Family Members, or (iii) a partnership or limited liability company in which such Family Members and trusts for the exclusive benefit of such Family Members are the only partners or members, as the case may be.

Termination and Amendment. This Plan shall terminate at the close of business on September 23, 2014, unless sooner terminated by action of the Board or stockholders of the Company. The Board at any time or from time to time may amend this Plan to effect (i) amendments necessary or desirable in order that this Plan and the options granted thereunder shall conform to all applicable laws and regulations and (ii) any other amendments deemed appropriate. Notwithstanding the foregoing, (i) the provisions of the Plan relating to (A) the number of shares to be granted under the Plan or subject to any restricted stock award granted to any non-employee director, (B) the timing of any restricted stock grant and (C) the material terms of the restricted stock (including, without limitation, the time of any such grant) may not be amended without the approval of the Company’s stockholders and (ii) the Board may not effect any amendment that would require the approval of the stockholders of the Company under any applicable laws or the listing requirements of The Nasdaq Stock Market (if applicable to the Company at the time such amendment is adopted or will be effective) unless such approval is obtained.

Consulting Agreement with Mr. Noam Bardin

On January 24, 2006, we entered into a consulting letter agreement with Mr. Noam Bardin, our Chairman of the Board, pursuant to which Mr. Bardin provided consulting services as mutually determined by us and Mr. Bardin from time to time. Prior to entering into this consulting agreement, all of the members of our Board of Directors, excluding Mr. Bardin, were of the opinion that Mr. Bardin's service as a consultant to us would not interfere with his exercise of independent judgment in carrying out his current responsibilities as a member and Chairman of the Board of Directors. Under the terms of the agreement, we provided compensation to Mr. Bardin at a rate of $100 per hour. The consulting services performed by Mr. Bardin were completed by November 1, 2006, at which time we and Mr. Bardin mutually terminated the consulting agreement. We paid Mr. Bardin a total of $53,725 for all of his consulting services.

STOCK PERFORMANCE CHART

The graph depicted below shows a comparison of cumulative total shareholder returns for our common stock over our company’s past five fiscal years as compared with the cumulative total return on The Nasdaq Stock Market (U.S.) Index and the Nasdaq Telecommunications Index. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG DELTATHREE, INC. THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE NASDAQ TELECOMMUNICATIONS INDEX

* $100 invested in 12/31/00 in our stock and the indicated indexes, including reinvestment of all dividends. This graph covers the period of time from December 31, 2001 through the end of fiscal 2006.

	Cumulative Total Returns
	12/01	12/02	12/03	12/04	12/05	12/06

deltathree, Inc.	$100.00	$52.78	$324.50	$368.95	$323.35	$140.04
Nasdaq Stock Market (U.S.) Index	$100.00	$68.76	$103.68	$113.18	$115.57	$127.58
Nasdaq Telecommunications Index	$100.00	$46.04	$76.57	$81.64	$77.57	$102.00

Compensation Committee Interlocks and Insider Participation

Executive compensation decisions in 2006 were made by the Compensation Committee. During 2006, no interlocking relationship existed between our Board and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of March 27, 2007 by:

•	each person who we know owns beneficially more than 5% of our common stock;

•	each of our directors individually;

•	each of our named executive officers individually; and

•	all of our executive officers and directors as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of March 27, 2007 pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

	Number	Percentage(1)
	Shares of deltathree Class A Common Stock Beneficially Owned

Principal Stockholder:
Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd.	11,927,677	36%
7 Giborey Israel St., P.O. Box 8468.
South Netanya Industrial Zone 42504, Israel.

Executive Officers and Directors:
Noam Bardin(2)(3)(12)	564,366	1.7%
Shimmy Zimels(2)(4)(13)	528,469	1.6%
Paul C. White(5)(11)	293,402	*
Guy Gussarsky(5)(11)	88,335	*
Noam Ben-Ozer (5)(10)	44,848	*
Ilan Biran (2)(6)(12)	99,849	*
Benjamin Broder (2)(7)(12)	28,000	*
Joshua Maor (8)(10)	90,999	*
Lior Samuelson (2)(9)(12)	68,000	*
Richard Grant (5)	50,000	*
All Directors and Executive Officers as a group (6 persons)(14)	1,288,684	3.9%

*	Less than 1%.

(1)	Percentage of beneficial ownership is based on 32,768,045 shares of common stock outstanding as of March 27, 2007.

(2)	The address for the director or executive officer listed is c/o the Company.

(3)	Includes (a) 187,366 shares of common stock, (b) options to purchase 365,000 shares of common stock, and (c) 12,000 restricted shares of common stock .

(4)	Includes (a) 64,469 shares of common stock, (b) options to purchase 434,000 shares of common stock, and (c) 30,000 restricted shares of common stock.

(5)	Represents options to purchase shares of Common Stock. Does not include 25,000 restricted shares of common stock for Mr. Gussarsky because he forfeited all of them upon his resignation.

(6)	Includes (a) 89,849 options to purchase shares of common stock, and (b) 10,000 restricted shares of common stock.

(7)	Includes (a) 20,000 options to purchase shares of common stock, and (b) 8,000 restricted shares of common stock.

(8)	Includes (a) 16,151 shares of Common Stock and (b) options to purchase 74,848 shares of Common Stock.

(9)	Includes (a) 60,000 options to purchase shares of common stock, and (b) 8,000 restricted shares of common stock.

(10)	Mr. Maor and Mr. Ben-Ozer did not stand for re-election to the Company’s Board of Directors at the 2006 Annual Stockholders’ Meeting held on September 8, 2006.

(11)	Mr. White resigned effective as of February 28, 2006. Mr. Gussarsky resigned effective as of February 14, 2007.

(12)
All restricted share grants to our non-employee directors fully vest and are not subject to forfeiture upon the first anniversary of the date of grant, provided the individual is serving as a director upon such date. The grants are subject to partial vesting in the event the director no longer serves as a director upon the first anniversary date.

(13)
Restricted shares of our common stock were granted on July 31, 2006 and vest as follows: 8,400 on the first anniversary of the grant date, 9,900 on the second anniversary of the grant date, and 11,700 on the third anniversary of the grant date, provided the individual remains an employee of the Company on such date.

(14)
Includes (a) 251,835 shares of common stock, (b) options to purchase 968,849 shares of common stock, and (c) 68,000 restricted shares of our common stock. Due to the resignations of Messrs. White and Mr. Gussarsky and due to Messrs. Maor and Ben-Ozer no longer being members of the Company’s Board of Directors, these individuals are not included in this group.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to shares of our common stock that may be issued under our equity compensation plans in effect as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Security Holders (1)	2,330,835	$2.06	3,215,319
Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A
Total	2,330,835	$2.06	3,215,319

(1)
These plans consist of our 2004 Stock Incentive Plan and 2006 Non-Employee Director Stock Plan. The table also includes information for equity compensation plans that have expired. Our 1999 Directors’ Plan and our 1999 Employee Stock Incentive Plan have expired. Additionally, our 2004 Non-Employee Director Stock Option Plan was terminated, except with respect to outstanding options previously granted thereunder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are not, and have not been during the last two fiscal years, a party to any related-party agreements. All transactions between us and our officers, directors, principal stockholders and affiliates must be reviewed and approved in advance by the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Brightman Almagor & Co. for the audit of the Company's annual financial statements for the years ended December 31, 2006, and December 31, 2005, and fees billed for other services rendered by Brightman Almagor & Co. during those periods.

	2006	2005
Audit fees	$62,500	$62,000
Audit related fees	−	−
Tax fees	18,500	9,000
All Other Fees	-	−
Total	$81,000	$71,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees we paid Brightman Almagor & Co. for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports filed with the SEC, as well as for work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and consultation regarding financial accounting and/or reporting standards; “audit-related fees” are fees billed by Brightman Almagor & Co. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees billed by Brightman Almagor & Co for any services not included in the first three categories.

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
2.1
Asset Transfer Agreement dated February 17, 2007 by and between deltathree, Inc. and Go2Call.com, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on February 20, 2007).

3.1.1	Form of Restated Certificate of Incorporation of deltathree, Inc. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

3.1.2	Form of Amendment to Restated Certificate of Incorporation of deltathree, Inc. (Incorporated by reference to our annual report on Form 10-K/A, filed on April 30, 2001).

3.2	Form of Amended and Restated By-laws of deltathree, Inc. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.1	Specimen Certificate of Common Stock (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.2	Specimen Certificate of Class B Common Stock (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

10.1	Form of deltathree, Inc. 1999 Stock Incentive Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.2	Form of deltathree, Inc. 1999 Employee Stock Purchase Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

10.3	Form of deltathree, Inc. 1999 Performance Incentive Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.4	Form of deltathree, Inc. 1999 Directors’ Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.5	Employment Agreement, effective as of April 26, 2004, between Shimmy Zimels and deltathree, Inc. (Incorporated by reference to our annual report on Form 10-K/A, filed on April 29, 2004).+

10.6	Employment Agreement, effective as of April 26, 2004, between Paul White and deltathree, Inc. (Incorporated by reference to our annual report on Form 10-K/A, filed on April 29, 2004).+

10.7	2004 Stock Incentive Plan (Incorporated by reference to our registration statement on Form S-8 (Registration No. 333-86503)).+

10.8	2004 Non-Employee Director Stock Option Plan (Incorporated by reference to our registration statement on Form S-8 (Registration No. 333-86503)).+

10.9	Form of Option Agreement Pursuant to 2004 Stock Incentive Plan (Incorporated by reference to our annual report on Form 10-K, filed on March 31, 2005).+

10.10	Form of Option Agreement Pursuant to 2004 Non-Employee Director Stock Option Plan (Incorporated by reference to our annual report on Form 10-K, filed on March 31, 2005).+

10.11	Executive and Director Compensation Arrangements (Incorporated by reference to our annual report on Form 10-K, filed on March 31, 2005).+

10.12
Separation and Release Agreement, dated February 13, 2006 between deltathree, Inc. and Paul C. White (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 15, 2006).+

10.13
First Amendment to the deltathree, Inc. 2004 Stock Incentive Plan, dated as of December 20, 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2005).+

10.14
First Amendment to the deltathree, Inc. 2004 Non-Employee Director Stock Option Plan, dated as of December 20, 2005 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on December 21, 2005).+

10.15
Registration Rights Agreement dated February 19, 2007 by and between deltathree, Inc. and Go2Call.com, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on February 20, 2007).

10.16
Consulting Letter Agreement dated January 24, 2006 by and between deltathree, Inc. and Noam Bardin (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 25, 2006).+

10.17	deltathree, Inc. Amended and Restated 1999 Performance Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 11, 2006).+

10.18	Deltathree, Inc. 2006 Non-Employee Director Stock Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 8, 2006).+

14.1	deltathree, Inc. Corporate Code of Conduct and Ethics (Incorporated by reference to our annual report on Form 10-K, filed on March 30, 2004).

21.1*	Subsidiaries of deltathree, Inc.

23.1*	Consent of Brightman Almagor & Co.

31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ Management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Deltathree, Inc.

We have audited the accompanying consolidated balance sheets of Deltathree, Inc. ("the Company") and its subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
March 10, 2007

DELTATHREE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,790	$3,847
Restricted cash and short-term investments (Note 3)	12,067	10,648
Accounts receivable, net (Note 4)	1,286	703
Prepaid expenses and other current assets (Note 5)	444	612
Inventory	155	242
Total current assets	17,742	16,052

Restricted cash and long -term investments (Note 3)	1,085	1,216

Property and equipment:
Telecommunications equipment	18,147	18,028
Furniture, fixtures and other	639	583
Leasehold improvements	4,677	4,653
Computers hardware & software	8,474	8,019
	31,937	31,283
Less accumulated depreciation	(28,479)	(27,152)
Property and equipment, net	3,458	4,131
Deposits	110	105

Total assets	$22,395	$21,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,916	$3,904
Deferred revenues	1,099	344
Other current liabilities (Note 6)	1,545	1,540
Total current liabilities	5,560	5,788

Long-term liabilities:
Severance pay obligations (Note 7)	217	155
Total liabilities	5,777	5,943
Commitments and contingencies (Note 8)

Stockholders’ equity (Note 9):
Share capital:
Class A Common stock, - par value $0.001; authorized 75,000,000 shares;
issued and outstanding: 29,808,214 at December 31, 2006;
29,739,232 at December 31, 2005	30	30
Class B Common stock - par value $0.001; authorized 1,000; issued and outstanding: no shares at December 31, 2006 and 2005	—	—
Preferred stock, par value $0.001; authorized 25,000,000 shares;
issued and outstanding: no shares at December 31, 2006 and 2005	—	—
Additional paid-in capital	168,030	167,690
Accumulated deficit	(151,442)	(151,949)
	16,618	15,771
Treasury stock at cost: 257,600 shares of Class A Common Stock as of December 31, 2005	—	(210)

Total stockholders' equity	16,618	15,561

Total liabilities and stockholder's equity	$22,395	$21,504

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004
	($ in thousands, except share data)
Revenues (Note 11):	$37,953	$29,714	$21,069

Costs and operating expenses:
Cost of revenues (exclusive of $615, $822 and $1,218 depreciation included in a separate line below, respectively)	24,375	18,698	13,791
Research and development expenses (Note 10)	4,043	3,228	2,531
Selling and marketing expenses	4,956	4,173	3,274
General and administrative expenses	3,088	2,912	2,194
Depreciation and amortization	1,543	1,931	2,731

Total costs and operating expenses	38,005	30,942	24,521

Loss from operations	(52)	(1,228)	(3,452)
Interest income, net	620	418	269
Income (loss) before taxes	568	(810)	(3,183)
Income taxes (Note 11)	61	44	66
Net income (loss)	$507	$(854)	$(3,249)
Net loss per share - basic and diluted	$0.02	$(0.03)	$(0.11)

Basic weighted average number of shares outstanding	29,771,470	29,671,820	29,315,857

Diluted weighted average number of shares outstanding	30,129,011	29,671,820	29,315,857

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.
STATEMENTS OF STOCKHOLDER'S EQUITY
($ in thousands, except share data)

	Class A
	Common stock
	Number of Outstanding Shares	Number of Treasury Shares	Amount		Additional Paid-in Capital	Deferred Compensation	Treasury Stock (at Cost)	Accumulated Deficit	Total Stockholders' Equity

Balance at January 1, 2004	29,381,313	257,600	29		167,301	-	(210)	151,095)	16,025
Exercise of employee options	148,117		-	*	133				133
Loss for the year								(3,249)	(3,249)
Balance at December 31, 2004	29,381,313	257,600	29		167,301	-	(210)	151,095)	16,025
Exercise of employee options	357,919		1		389				389
Loss for the year								(854)	(854)
Balance at December 31, 2005	29,739,232	257,600	30		167,690	-	(210)	(151,949)	15,561
Cancellation of treasury stock					(210)		210		-
Share based compensation					480				480
Exercise of employee options	68,982		-	*	70				70
Income for the year								507	507
Balance at December 31, 2006	29,808,214	257,600	$30		$168,030	$-	$-	$(151,442)	$16,618

* - Less than $ 1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
	($ in thousands)
Cash flows from operating activities:
Net income (loss)	$507	$(854)	$(3,249)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,543	1,931	2,731
Amortization of deferred compensation	480	-	-
Capital gain, net	(1)	-	(2)
Liability for severance pay, net	62	51	13
Provision for losses on accounts receivable	25	-	-
Changes in operating assets and liabilities;
Increase decrease in accounts receivable	(608)	(378)	38
Decrease (increase) in other current assets	168	(84)	156
Decrease (increase) in inventory	87	(49)	(133)
(Decrease) increase in accounts payable	(988)	203	765
Increase (decrease) in deferred revenues	755	(109)	281
Increase (decrease) in current liabilities	5	(494)	(66)
	1,528	1,071	3,783
Net cash provided by operating activities	2,035	217	534

Cash flows from investing activities:
Purchase of property and equipment	(883)	(1,376)	(2,315)
Proceeds from sale of property and equipment	14	-	4
Long-term investments, net	131	(121)	(61)
Short-term investments, net	(1,419)	(121)	4,881
Net change in deposits	(5)	2	(2)
Net cash (used in) provided by investing activities	(2,162)	(1,616)	2,507

Cash flows from financing activities:
Proceeds from exercise of employee options	70	390	133
Net cash provided by financing activities	70	390	133

(Decrease) increase in cash and cash equivalents	(57)	(1,009)	3,174
Cash and cash equivalents at beginning of year	3,847	4,856	1,682
Cash and cash equivalents at end of year	$3,790	$3,847	$4,856

Supplemental disclosures of cash flow information:
Cash paid for:
Taxes	$68	$21	$23

Supplemental schedule of non cash investing and financing activities:
Acquisition of fixed assets on credit	$0	$44	$753
Cancellation of shares	$210	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company

Deltathree, Inc. (the "Company"), a Delaware corporation, is a global provider of integrated Voice over Internet Protocol (VoIP) telephony services. The Company was founded in 1996 to capitalize on the growth of the Internet as a communication tool by commercially offering Internet Protocol (IP) telephony services. IP telephony is the real time transmission of voice communications in the form of digitized “packets” of information over the public Internet or a private network, similar to the way in which e-mail and other data is transmitted. The Company’s business currently includes the transmission of voice and data traffic for communications carriers, the provision of enhanced Web-based and other communications services to individual consumers and the provision of a total “Hosted Consumer VoIP Solution” that enables corporate customers and service providers to offer private label telecommunications to their customer bases.

Note 2 -  Summary of significant accounting policies

a.  Basis of presentation

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

b.  Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company accounts and transactions have been eliminated.

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

d. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statement and the accompanying notes. Actual results could differ from those estimates

On an ongoing basis, the company evaluates it estimates, including those related to allowances for doubtful accounts receivable, the amortization of deferred revenue associated with customer accounts, the useful lives of property and equipment and the value of common stock, common stock options, and restricted stock for the purpose of determining stock-based compensation. The Company bases its estimates on historical experience, available market information, appropriate valuation methodologies, including the Black and Scholes option model and on various other assumptions that are believed to be reasonable, the results of which from the basis for making judgments abut the carrying values of assets and liabilities.

e. Cash and cash equivalents

The Company maintains cash with investment grade financial institutions. Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash with original maturities of three months or less.

f.  Restricted Cash

Restricted cash represents amounts held in certificates of deposit and money market funds to support stand-by-letters of credit used as security for third party vendors.

g. Marketable securities

The Company accounts for its investments in marketable securities using SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (“SFAS No. 115”). Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity under accumulated other comprehensive gain or loss. The Company has not recorded any unrealized gains or losses to date.

DELTATHREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h. Inventory

Inventory consists of the cost of customer equipment and is at the lower of cost (principally on a standard cost basis which approximates FIFO) or market.

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

l.  Cost of revenues

Cost of revenues consists primarily of direct costs that the Company pays to third parties in order to provide telephony services. These costs include access, transmission and interconnection charges that the Company pays to other access providers to terminate domestic and international phone calls on the public switched telephone network. In addition, these costs include the cost to lease phone numbers, to co-locate in other telephone companies' facilities. These costs also include taxes that the Company pays on telecommunications services from our suppliers.

m.  Research and development expenses

Research and development expenses are expensed as incurred and consist primarily of payroll and facilities charges associated with the research and development of our current and future products.

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

DELTATHREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (Cont.)

o.  Stock-based compensation

Prior to the adoption of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), the Company accounted for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and in accordance with FASB Interpretation No. 44. Pursuant to these accounting pronouncements, the Company recorded compensation for stock options granted to employees over the vesting period of the options based on the difference, if any, between the exercise price of the options and the market price of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the options. In accordance with the modified prospective transition method that the Company used in adopting SFAS 123(R) as of January 1, 2006, the consolidated financial statements prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Had compensation cost for the Company's option plans been determined on the basis of the fair value at the grant dates in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company's pro forma net loss and pro forma basic and diluted net loss per share for 2005 and 2004 would have been as follows:

	Year ended December 31,
	2005	2004

Pro forma net loss:
Net loss for the year, as reported	$(854)	$(3,249)
Add: stock-based compensation determined under SFAS 123	(367)	(202)

Pro forma net loss	$(1,221)	$(3,451)

Net loss per share - basic and diluted:
As reported	$(0.03)	$(0.11)
Pro forma	$(0.04)	$(0.12)

The following assumptions were used for the years 2005 and 2004: dividend yield of 0.00% for all periods; risk-free interest rate of 4.0% and 3.2% respectively; an expected life of 3-years for all periods; a volatility rate of 78% and 87% respectively.

Because the determination of the fair value of all options granted includes an expected volatility factor and since additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of reported net income for future years.

p.   Restricted shares

During three months ended on September 30, 2006, the Company has granted restricted shares to retain reward and motivate selected high potential employees, who are critical to the future success. The restricted share plan has been approved by the Board of Directors. We record compensation expense associated with non-vested restricted shares which has been granted in accordance with SFAS No. 123(R). In accordance with the aforementioned statement, we calculate compensation expense on the date of grant (number of shares granted multiplied by the fair value of our common stock on the date of grant) and recognize this expense, adjusted for forfeitures, ratably over the applicable vesting period.

DELTATHREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (Cont.)

q.  Net Income (loss) per share

Basic and diluted net income (loss) per share have been computed in accordance with SFAS No. 128, "Earnings Per Share", using the weighted average number of common stock outstanding. Diluted earnings per share give effect to all potential dilutive issuances of ordinary shares that were outstanding during the period. A total of 1,061,427 and 957,369 incremental shares were excluded from the calculation of diluted net loss per ordinary share for 2005 and 2004 respectively.

r.  Concentration of credit risk

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

s.  Fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term investments, current accounts receivable, accounts payable and long-term liabilities. In view of their nature, the fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying amounts.

t.  Derivatives

The Company applies the provisions of Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company use of derivatives is immaterial.

u. Reclassification

Certain prior years’ amounts have been reclassified in conformity with the current year's financial statements presentation.

v.  Recently issued accounting standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations and financial condition

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

DELTATHREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (Cont.)

v.  Recently issued accounting standards (Cont.)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (FAS 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of FAS 158 to have a material effect on the financial position of the company at December 31, 2006

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FASB No. 159 are elective; however, the amendment to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by FASB No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of FASB No. 159 to have a material impact on its consolidated financial statements.

DELTATHREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investment in marketable securities and deposits

As previously noted under Marketable Securities in Note 2, the Company concluded that it was appropriate to classify investments in Auction Rate Securities as short-term investments. Auction Rate Securities generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as long-term investments based on the Company’s assessment of their underlying long-term maturities. Accordingly, as of December 31, 2005, the Company revised the classification to report these securities as short-term investments within our classification of Restricted cash and short-term investments in the Consolidated Balance Sheets. The Company classifies all of its short-term investments as available-for-sale securities. The following is a summary of our restricted cash and available-for-sale securities as of December 31, 2006 and 2005.

a. Restricted cash and short-term investments

Comprised as follows:

	December 31,
	2006	2005
	($ in thousands)
Restricted cash (money market funds)*	$283	$206
Auction rate securities	10,725	10,100
Bank deposits	1,059	342
	$12,067	$10,648

b. Restricted cash and long-term investments

Comprised as follows:

	December 31,
	2006	2005
	($ in thousands)
Restricted cash (money market funds)*	$1,085	$1,216
	$1,085	$1,216

* Restricted cash represents amounts held in certificates of deposit and money market funds to support stand-by letters of credit used as security for third party vendors.

Note 4 - Accounts receivable, net

Accounts receivable are stated net of an allowance for doubtful accounts of $ 25,000 and $ $0 at December 31, 2006 and 2005, respectively.

Allowance for doubtful accounts activity during the years ended December 31, 2006 and 2005 was as follows:

	December 31,
	2006	2005
	($ in thousands)
Beginning balance	$0	$40
Bad debt provisions	28	7
Account write offs	-	(47)
Recoveries	(3)	-
Ending balance	$25	$0

DELTATHREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2006	2005
	($ in thousands)
Government of Israel (VAT refund and other)	$39	$45
Deposits with suppliers	60	128
Prepaid expenses	274	317
Other	71	122
Total prepaid expenses and other current assets	$444	$612

Note 6 - Other current liabilities

Other current liabilities consist of the following:

	December 31,
	2006	2005
	($ in thousands)
Accrued expenses	$867	$904
Employees and related expenses	616	535
Other	62	101
Total other current liabilities	$1,545	$1,540

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

Expenses (income) relating to employee termination benefits were $11,860; $ 62,368 and $ 12,338 for the years ended December 31, 2006, 2005 and 2004, respectively.

The aggregate value of the insurance policies as of December 31, 2006 and 2005 was $920,843 and $665,000 respectively

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

DELTATHREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 2003 the company entered into a sub-lease agreement with a third party to sub-lease approximately 30% of the overall the New York office space. The annual sub-lease income in 2006 was $152,235, increasing annually to $168,000 during the final year of the lease. The sub-lease extends until July 2010.
Rent expense, net was $650,000; $ 653,202 and 611,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Rent expense, net was $200,000; $ 209,000 and $209,000 for the years ended December 31, 2006, 2005 and 2004, respectively

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

d. Stand-by letters of credit

At March 27, 2006, the company had stand-by letters of credit totaling $1.4 million, which were issued to guarantee certain contractual obligations, and are secured by certificates of deposit and money market funds at the Company’s banks. These amounts are recorded in the restricted cash and investments line items on the consolidated balance sheets.

e. Regulation

To date, the FCC has not imposed traditional common carrier regulation upon providers of Internet communications services, but it has begun regulating this area on a limited basis as outlined in this section. On February 12, 2004, the FCC initiated a generic rulemaking proceeding concerning the provision of voice and other services using IP technology, including assessing whether VoIP services should be classified as information services or telecommunications services. In November 2004, the FCC determined that VoIP services with certain characteristics are interstate services subject to federal rather than state jurisdiction. The FCC's determination has been appealed to a federal court of appeals. The Company believes that some of the VoIP services that it provides constitute information services while others are classified as “interconnected VoIP services,” which are discussed more below. The FCC’s generic rulemaking proceeding, however, could result in the FCC determining, for instance, that certain types of Internet telephony should be regulated like basic telecommunications services. Thus, Internet telephony could no longer be exempt from access charges, which reimburse local carriers for use of their local telephone network, telecommunications related regulatory obligations, or other economic regulations typically imposed on traditional telecommunications carriers.

DELTATHREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The imposition of access charges and other types of regulatory fees and charges or the costs of complying with certain regulations could substantially increase the Company’s costs of serving its customers in the U.S. The Company may have to increase its prices to cover these costs, which could have a negative impact on the Company’s ability to compete with other telephony providers. The Company cannot predict what additional regulations, or the extent of such regulation, if any, the FCC may impose. The Company also cannot predict when the FCC will issue a final decision, the outcome of the decision, or the result of any subsequent proceedings or actions that may arise out of the FCC’s decision. As a result, the Company cannot assure you that some or all of its products and services will not be more heavily regulated in the future.

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of "interconnected VoIP services", meaning VoIP services that can be used to send or receive calls to or from users on the public switched telephone network. The order applies to the Company’s iConnectHere customers. The Company does not believe that it is responsible for compliance with this order in connection with the services sold to its customers who purchase its services for the provision of services directly to end users. Clarification of this issue has been raised by similar providers with the FCC, however, the FCC has not addressed it to date and the Company cannot predict how the FCC would rule on this issue. Furthermore, depending on the FCC’s ruling on this issue, the Company cannot predict whether it would be subject to any third-party litigation in connection with such customers who resell the Company’s services.

First, the order required the Company to notify its iConnectHere customers of the differences between the emergency services available through the Company and those available through traditional telephony providers. The Company also had to receive affirmative acknowledgment from all of the iConnectHere customers that they understand the nature of the emergency services available through the service. On September 27, 2005, the FCC's Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement actions against VoIP providers, like the Company, that have received affirmative acknowledgement from at least 90% of their subscribers. The Company is required to file a report with the FCC when it receives affirmative acknowledgments from 100% of its customer base. The Company has received affirmative acknowledgment from more than 95% of the iConnectHere customers that they understand the nature of the emergency services available through the Company’s service, and thus the Company believes it is substantially in compliance with the first aspect of the FCC's June 3 order.

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

The Company also has taken many significant steps to comply with the enhanced emergency service rules, but it was unable to comply with all of the requirements of the FCC's order by the November 28, 2005 deadline. Some of the Company’s iConnectHere customers currently receive E-911 service in conformity with the FCC’s order, but a number of iConnectHere customers do not receive such service. These are customers who were receiving service prior to the FCC’s deadline for compliance with the E-911 regulations. The FCC permitted service providers to continue to provide service to those existing customers rather than disconnect those customers. Pursuant to the FCC’s requirement, after the implementation of the FCC E-911 requirements, the Company provides services to customers only where it can provide the FCC required E-911 service. The Company may be required to stop serving those iConnectHere customers to whom it cannot provide the required enhanced emergency dialing capabilities that were being serviced prior to the issuance of the FCC’s rules at any time, but this is difficult to predict at this time.

In orders issued in September 2006 and May 2006, the FCC also has determined that “interconnected VoIP” providers that offer services that allow users to receive calls from, and make calls to, the public switched telecommunications network must comply with the Communications Assistance for Law Enforcement Act, or CALEA, which requires providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. The FCC established a deadline of May 14, 2007 for VoIP providers to comply with the requirements of CALEA. While the Company intends to comply with the CALEA order and continues to cooperate with law enforcement to enable authorities to accomplish lawful wiretaps, the Company may be required to expend significant resources to comply with CALEA. If the Company do not comply, the FCC may subject us to fines and penalties, and we may decide to or be required to disconnect customers.

DELTATHREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The FCC decided in June 2006 that interconnected VoIP service providers, which offer services that allow users to receive calls from, and make calls to, the public switched telecommunications network, should be required to contribute to the universal service fund on an interim basis. The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end user interstate services. Additional changes to the assessment and recovery rules for universal service may affect our financial results.

Note 9 - Stockholders' equity

a.  Share capital

Following the Company's initial public offering, effective December 1999, the Company's stock was listed on the NASDAQ National Market System. On September 17, 2002 the listing of the Company’s common stock was transferred from the Nasdaq National Market to the Nasdaq Capital Market.

b.  Stock Options

In November 1999, the Company’s Board established the 1999 Stock Incentive Plan. Under this plan, 4,000,000 shares of Class A were reserved for issuance upon exercise of awards to be granted. On September 23, 2004 the Board of Directors adopted the 2004 Stock Incentive Plan and it was subsequently approved by the stockholders at the annual meeting on November 8, 2004. This plan replaced the 1999 Stock Incentive Plan.  Under the 2004 Stock Incentive Plan, the Compensation Committee is authorized to grant options for 759,732 shares of Common Stock (which represents 4,000,000 shares of Common Stock reserved under the 1999 Stock Incentive Plan less the amount of shares represented by awards previously granted under the 1999 Stock Incentive Plan and exercised or outstanding as of September 28, 2004), plus (b) such additional shares of Common Stock as are represented by awards previously granted under the 1999 Stock Incentive Plan which are cancelled or without delivery of shares of stock by the Company. In addition, the Company’s compensation committee may grant both incentive and non-incentive stock options for shares of Class A common stock of the Company. The options generally have a term of seven years and become exercisable in three equal installments commencing on the first anniversary of the date of the grant. The purchase price per share payable upon exercise of an option is no less than the fair market value of the share at the date of grant.

In November 1999, the Company adopted the 1999 Directors’ Compensation Plan. Under this plan, 600,000 shares of Class A were reserved for issuance upon exercise of awards to be granted to non-employee directors. On September 23, 2004 the Board of Directors adopted the 2004 Non-employee Director Stock Option Plan and it was subsequently approved by the stockholders at the annual meeting on November 8, 2004. This plan replaced the 1999 Director’ Plan.  Under the 2004 Non-employee Director Stock Option Plan, the Compensation Committee is authorized to grant options for 351,216 shares of Common Stock (which represents 600,000 shares of Common Stock reserved under the 1999 Directors’ Compensation Plan less the amount of shares represented by awards previously granted under the 1999 Directors’ Compensation Plan and exercised or outstanding as of September 28, 2004), plus (b) such additional shares of Common Stock as are represented by awards previously granted under the 1999 Directors’ Compensation Plan which are cancelled or without delivery of shares of stock by the Company. The options generally have a term of seven years and become exercisable commencing on the first anniversary of the date of the grant. The purchase price per share payable upon exercise of an option is no less than the fair market value of the share at the date of grant.

At the Company’s 2005 Annual Shareholders Meeting, the shareholders approved an amendment to the Company’s 2004 Stock Incentive Plan to increase the number of options to purchase shares of our common stock under that plan by 2,000,000, and also approved an amendment to the Company’s 2004 Non-Employee Director Stock Option Plan to increase the number of options to purchase shares of our common stock under that plan by 500,000.

As of December 31, 2006, options to purchase 2,479,953 shares of Class A Common Stock were exercisable and outstanding with exercise prices ranging between $ 0.004 and $15.00 per share.

DELTATHREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock option plans as of December 31, 2006, 2005 and 2004 and changes during the years then ended, is presented below:

	December 31, 2006		December 31, 2005		December 31, 2004
	Shares	Weighted average Exercise price	Shares	Weighted average Exercise price	Shares	Weighted average Exercise price
Options outstanding at beginning of year	2,762,686	$2.58	3,066,939	$2.50	2,753,530	$2.55
Granted during the year	105,000	3.17	120,000	3.06	606,862	2.82
Exercised during the year	68,982	1.04	352,253	1.10	148,117	0.90
Forfeited during the year	467,869	5.53	72,000	6.72	144,936	6.80
Outstanding at end of year	2,330,835	$2.06	2,762,686	$2.58	3,066,939	$2.50

Weighted average fair value of options granted during the year	$3.17		$3.06		$2.82

Additional information regarding options outstanding as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$0.44 - $0.44	8,001	2.67	0.44	8,001	0.44
$0.74 - $1.02	584,961	2.15	1.01	584,961	1.01
$1.13 - $1.38	646,610	1.0	1.36	646,610	1.36
$1.75 - $2.15	312,015	3.82	1.77	312,015	1.77
$2.85 - $3.20	711,848	5.0	2.93	469,531	2.93
$10.25 - $10.25	67,400	0.5	10.25	67,400	10.25
	2,330,835	4.8	$2.06	2,088,518	$1.96

c.  Restricted shares of the Company’s Common Stock

During the year ended December 31, 2006, the Company granted restricted shares of the Company’s common stock to retain, reward, and motivate the employees who are critical to the future success of the Company. The restricted shares of common stock were granted pursuant to the Company’s 2004 Stock Incentive Plan which was approved by the Board of Directors and stockholders of the Company. The restricted shares are subject to certain forfeiture provisions, and therefore are restricted as to transferability until such forfeiture restrictions have lapsed. The restrictions relate to continued service with the Company. The vesting period for such restricted shares of common stock is typically three years. The intrinsic value of the restricted shares of common stock issued to employees of the Company is amortized as of the date of grant to compensation expense over the vesting period of such grant. As of December 31, 2006, the Company recognized approximately $35,856 of compensation expense related to the amortization of the restricted shares of common stock. The Company granted during 2006 a total of 224,500 restricted shares of common stock to its employees, including a grant of 25,000 restricted shares of common stock which was forfeited in February 2007.

d. Non-employee restricted stock plan

On July 5, 2006, the Board approved the 2006 Non-Employee Director Stock Plan (“2006 Stock Plan”) and it was subsequently approved by the stockholders at the annual meeting on September 8, 2006. The 2006 Stock Plan provides for the automatic grant of restricted stock. With the adoption of this plan, it terminates the 2004 Non-employee Stock Option Plan except with respect to outstanding options previously granted thereunder. The 2006 Stock Plan permits only the grant of restricted shares to purchase shares of our Common Stock. The aggregate number of shares of restricted stock that may be issued under the 2006 Stock Plan shall be 500,000 shares, which represents the number of additional shares underlying potential option grants that were available under the 2004 Non-Employee Option Plan approved for issuance by our stockholders at our 2004 annual stockholders’ meeting. A grant of restricted stock under the 2006 Stock Plan is a grant of shares of the Company’s Common Stock that, at the time of issuance, are subject to certain forfeiture provisions, and thus are restricted as to transferability until such forfeiture restrictions have lapsed. The restrictions on the restricted stock issued pursuant to the Plan relate to continued service on the Company’s board of directors (lapsing on a monthly basis). If the Company reacquires (at not more than its original issuance price) any shares of restricted stock or if any shares of restricted stock are forfeited, or otherwise cancelled or terminated, such shares which were subject to such restricted stock award shall again be available for issuance from time to time pursuant to the 2006 Stock Plan. At December 31, 2006, 38,000 shares of restricted stock were awared to Non-employee directors under the plan.

DELTATHREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 -Research and development expenses

Research and development expenses consist of the following:

	Year ended December 31,
	2006	2005	2004
	($ in thousands)
Salaries and related expenses	$2,370	$2,331	$1,775
Consulting and advisory fees	297	101	88
Travel	816	104	65
Other	560	692	603
Total research and development expenses	$4,043	$3,228	$2,531

Note 11 -  Income taxes

a. Tax loss carryforwards

As of December 31, 2006, the Company had net operating loss carryforwards generated in the U.S. and Israel of approximately  $60,359,265 and $6,029,000 respectively. The Company's U.S. net operating loss carryforwards will expire at various dates between 2012 and 2025 if not utilized. In addition, a portion of those net operating loss carryforwards could be subject to limitation due to changes in ownership of the Company. The Company's net operating losses generated in Israel may be carried forward indefinitely. The Israeli subsidiary received final tax assessments through the tax year ended December 31, 1999.

b. In accordance with SFAS No. 109, the components of deferred income taxes are as follows:

	December 31,
	2006	2005
	($ in thousands)
Net operating losses carryforwards	$20,822	$20,887
Less valuation allowance	(20,822)	(20,887)
Net deferred tax assets	$—	$—

As of December 31, 2006, and 2005, a valuation allowance of $20,822,000 and $20,887,000 respectively, is provided as the realization of the deferred tax assets are not assured.

c.	Income/(Loss) before income taxes:

	Year ended December 31,
	2006	2005		2004
	(US$ in thousands)

Domestic	250		$(782)	$(3,145)
Foreign	257		(28)	(38)
Total	507	$	(810)	$(3,183)

DELTATHREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -  Segment reporting, geographical information and major customers

The Company operates in one business segment, IP Telephony services, and makes business decisions and allocates resources accordingly.

The following table summarizes the Company’s revenues and long-lived assets by country. Revenue is attributed to geographic region based on the location of the customers. Long-lived assets are attributed to geographic region based on the country in which the assets are located.

	Year ended December 31,
	2006	2005	2004
	($ in thousands)
Revenues:
United States	$16,855	$9,573	$4,224
Europe	2,758	1,378	1,127
South America	6,703	3,603	2,432
Far East	5,092	5,009	4,234
Middle East	5,238	8,551	7,239
Other	1,307	1,600	1,813
Total revenues	$37,953	$29,714	$21,069

Revenues from major customers exceeding 10% of revenues:
Master Reseller - A	—%	—%	16%

	December 31,
	2006	2005
	($ in thousands)
Long-lived assets:
United States	3,068	$3,880
Israel	297	212
Europe	93	36
Other	—	3
Total long-lived assets	3,458	$4,131

DELTATHREE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Quarterly Financial Information (Unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2006
Total revenues	$10,749	$9,966	$8,537	$8,701
Costs and operating expenses:
Cost of revenues	7,194	6,166	5,331	5,684
Research and development expenses	1,080	1,044	961	958
Selling and marketing expenses	1,202	1,271	1,276	1,207
General and administrative expenses	932	732	693	731
Depreciation and amortization	371	379	389	404
Total costs and operating expenses	10,779	9,592	8,650	8,984
Loss from operations	(30)	374	(113)	(283)
Interest income, net	129	148	162	181
Profit (Loss) before income taxes	99	522	49	(102)
Income taxes	11	26	19	5
Net Profit (loss)	$88	$496	$30	$(107)
Net loss per share - basic and diluted	$(0.00)	$0.02	$0.00	$(0.00)

Basic weighted average number of shares outstanding	29,741,307	29,745,897	29,788,403	29,807,756

Diluted weighted average number of shares outstanding	30,673,141	30,604,982	29,907,650	29,807,756

2005
Total revenues	$6,604	$6,927	$7,105	$9,078
Costs and operating expenses:
Cost of revenues	4,210	4,284	4,379	5,825
Research and development expenses	814	777	762	875
Selling and marketing expenses	864	1,001	1,045	1,263
General and administrative expenses	610	735	744	824
Depreciation and amortization	610	534	402	385
Total costs and operating expenses	7,108	7,331	7,332	9,172
Loss from operations	(504)	(404)	(227)	(94)
Interest income, net	94	10	198	116
Loss before income taxes	(410)	(394)	(29)	22
Income taxes	17	15	11	0
Net loss	$(427)	$(409)	$(40)	$22
Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.00)	$0.00)

Weighted average number of shares outstanding -
basic and diluted	29,547,177	29,707,860	29,719,899	29,726,732

Note 13 -  Subsequent events

On February 19, 2007, the Company completed the acquisition of certain assets of Go2Call.com, Inc. (“Go2Call”) pursuant to the Asset Transfer Agreement (“Agreement”) for approximately $7.0 million in a combination of cash and stock. Under the terms of the Agreement, the Company acquired Go2Call’s consumer and service provider businesses, customer base, key components of their regional infrastructure, the right to use Go2Call’s technology going forward and certain trade related registered trade marks. The Company paid Go2Call approximately $2.5 million in cash and issued approximately 3.0 million shares in connection with the Agreement. This transaction is subject to certain subsequent adjustments that the Company believes will be immaterial to the transaction and the Company’s management estimates that their will be approximately $0.5 million in related transaction costs. In accordance with the Agreement, the Company provided registration rights for the registration of the shares of the Company’s common stock issued in the transaction and pursuant to these registration rights, the Company is obligated to file a registration statement with the SEC within 75 days of the date of completion of this acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 29, 2007.

DELTATHREE, INC.

By:	/s/ Shimmy Zimels
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shimmy Zimels	Chief Executive Officer, President,	March 29, 2007
Shimmy Zimels	and Director (Principal Executive Officer,
Principal Financial Officer and Principal
Accounting Officer)

/s/ Noam Bardin	Chairman of the Board of Directors	March 29, 2007
Noam Bardin

/s/ Ilan Biran	Director	March 29, 2007
Ilan Biran

/s/ Benjamin Broder	Director	March 29, 2007
Benjamin Broder

/s/ Lior Samuelson	Director	March 29, 2007
Lior Samuelson

EXHIBIT INDEX

The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit Number	Description
2.1
Asset Transfer Agreement dated February 17, 2007 by and between deltathree, Inc. and Go2Call.com, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on February 20, 2007).

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

10.12
Separation and Release Agreement, dated February 13, 2006 between deltathree, Inc. and Paul C. White (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 15, 2006).+

10.13
First Amendment to the deltathree, Inc. 2004 Stock Incentive Plan, dated as of December 20, 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2005).+

10.14
First Amendment to the deltathree, Inc. 2004 Non-Employee Director Stock Option Plan, dated as of December 20, 2005 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on December 21, 2005).+

10.15
Registration Rights Agreement dated February 19, 2007 by and between deltathree, Inc. and Go2Call.com, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on February 20, 2007).

10.16
Consulting Letter Agreement dated January 24, 2006 by and between deltathree, Inc. and Noam Bardin (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 25, 2006).+

10.17	deltathree, Inc. Amended and Restated 1999 Performance Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 11, 2006).+

10.18	Deltathree, Inc. 2006 Non-Employee Director Stock Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 8, 2006).+

14.1	deltathree, Inc. Corporate Code of Conduct and Ethics (Incorporated by reference to our annual report on Form 10-K, filed on March 30, 2004).

21.1*	Subsidiaries of deltathree, Inc.

23.1*	Consent of Brightman Almagor & Co.

31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ Management contract or compensatory plan.