Form 10-Q
period 2007-03-31
DELTATHREE INC
filed 2007-05-15
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐  No ☒

As of May 11, 2007, 32,768,045 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

ii

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.
DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)

	As of March 31,	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,323	$3,790
Restricted cash and short-term investments	9,262	12,067
Accounts receivable, net	1,129	1,286
Prepaid expenses and other current assets	536	444
Inventory	197	155
Total current assets	14,447	17,742

Restricted cash and long - term investments	1,085	1,085

Property and equipment:
Telecommunications equipment	18,198	18,147
Furniture, fixtures and other	645	639
Leasehold improvements	4,683	4,677
Computers hardware & software	8,669	8,474
	32,195	31,937
Less accumulated depreciation	(28,856)	(28,479)
Property and equipment, net	3,339	3,458
Deposits	111	110
Intangible assets	7,461	-

Total assets	$26,443	$22,395

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)

	As of March 31,	As of December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,594	$2,916
Deferred revenues	1,375	1,099
Other current liabilities	1,659	1,545
Total current liabilities	5,628	5,560

Long-term liabilities:
Severance pay obligations	294	217
Total liabilities	5,922	5,777
Commitments and contingencies

Stockholders’ equity :
Share capital:
Class A Common stock, - par value $0.001; authorized 75,000,000 shares;
issued and outstanding: 32,768,045 at March 31, 2007; 29,808,214 at
December 31, 2006	33	30

Additional paid-in capital	172,327	168,030
Accumulated deficit	(151,839)	(151,442)

Total stockholder's equity	20,521	16,618

Total liabilities and stockholder's equity	$26,443	$22,395

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$8,312	$10,749

Costs and operating expenses:
Cost of revenues	5,276	7,194
Research and development expenses	1,136	1,080
Selling and marketing expenses	1,227	1,202
General and administrative expenses	612	932
Depreciation and amortization	568	371

Total costs and operating expenses	8,819	10,779

Loss from operations	(507)	(30)
Interest income, net	120	129
Net (loss) income before income taxes	(387)	99
Income taxes	10	11
Net (loss) income	$(397)	$88

Basic net (loss) income per share	$(0.01)	$0.00

Diluted net (loss) income per share	$(0.01)	$0.00
Basic weighted average number of shares outstanding	31,288,130	29,741,307
Diluted weighted average number of shares outstanding	31,288,130	30,673,141

See notes to unaudited condensed consolidated financial statements

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2007	2006
Net (loss) income	$(397)	$88
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	568	371
Increase in liability for severance pay, net	77	8
Stock based compensation	97	144
Capital gain, net	-	(1)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	157	(673)
(Increase) decrease in other current assets	(92)	40
(Increase) decrease in inventory	(42)	31
(Decrease) increase in accounts payable	(689)	319
(Decrease) increase in deferred revenues	(348)	205
Increase in other current liabilities	114	168
Net cash (used in) provided by operating activities	(555)	700

Cash flows from investing activities:
Acquisition of Go2Call operations, net	(2,509)	-
Purchase of property and equipment	(207)	(204)
Net change in deposits	(1)	-
Proceeds from sale of property and equipment	-	1
Short-term investments, net	2,805	(226)
Net cash provided by (used in) investing activities	88	(429)

Cash flows from Financing activities:
Proceeds from exercise of employee options	-	4
Net cash provided by financing activities	-	4

(Decrease) increase in cash and cash equivalents	(467)	275
Cash and cash equivalents at beginning of year	3,790	3,847
Cash and cash equivalents at end of period	$3, 323	$4,122

See notes to unaudited condensed consolidated financial statements

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

Supplemental schedule of cash flow information:
Taxes	$—	$11

Supplemental schedule of non cash investing and financingactivities:
Acquisition of fixed assets on credit	$—	$41

Supplemental schedule of acquisition of Go2Call		—
Fixed assets	$51	—
Intangible asset	7,652	—
Accounts payable	(367)	—
Deferred revenues	(624)	—
Stock issuance	(4,203)	—
Total	$2,509	—

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006 included in our Annual Report on Form 10-K.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock option and stock incentive compensation plans, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated, based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. We did not calculate the diluted earnings per common share for the quarter ended March 31, 2007, because the company had a net loss. If the Company had a profit and needed to calculate the dilutive common share equivalents at March 31, 2007, the Company would have had 104,568 share equivalents. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months ended March 31, 2006 were 931,834.

2. Stock-Based Compensation

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

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application. Under the modified prospective method, prior periods grant date fair values are not revised. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

There were no options granted during the three months ended March 31, 2007.

Restricted shares of the Company’s common stock

During the year 2006, the Company granted restricted shares to retain, reward and motivate selected high potential employees, who are critical to our future success. The restricted share plan has been approved by the Board of Directors. We record compensation expense associated with non-vested restricted shares which has been granted in accordance with SFAS No. 123(R). In accordance with the aforementioned statement, we calculate compensation expense on the date of grant (number of shares granted multiplied by the fair value of our common stock on the date of grant) and recognize this expense, adjusted for forfeitures, ratably over the applicable vesting period.

There were no restricted shares granted during the three months ended March 31, 2007.

3. Acquisition of Go2Call operations

On February 19, 2007, we completed the acquisition of certain business operations of Go2Call.com, Inc., or Go2Call. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Under the purchase method of accounting, the total estimated purchase price, noted below, is allocated to the net tangible and intangible assets of the business acquired in connection with the Asset Transfer Agreement. We have estimated the fair value of the assets acquired and liabilities assumed based on the estimated fair values as of the completion of the acquisition. We have estimated the fair value of assets acquired and liabilities assumed based on the fair value attributable to the actual net tangible and intangible assets and liabilities of Go2Call that existed as of the date of the completion of the acquisition. The preliminary purchase price allocation was computed as follows:

Preliminary Purchase Price Allocation

The preliminary estimated purchase price is approximately $7.7 million, which has been determined as follows (in thousands):

Cash paid	$2,450
Stock issued	4,203
Liabilities assumed	625
Estimated deal costs	425
Total estimated purchase price	$7,703

Under the purchase method of accounting, the total estimated purchase price is allocated to the acquired net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. Based on our estimates of the fair values, the preliminary estimated purchase price allocation is as follows (in thousands):

Intangibles-Customer contracts and relationships	$7,652
Fair value of assets acquired	51
Total allocated purchase price	$7,703

We plan to finalize our purchase price allocation in accordance with SFAS 141 by the end of the calendar year.

4. Commitments and Contingencies

Regulation

On April 2, 2007, the Federal Communications Commission, or the FCC, issued an order (FCC 07-22) that tightens existing rules on protection and use of Customer Proprietary Network Information, or CPNI, and extends CPNI rules to interconnected voice over Internet protocol service providers. Although the rules are aimed in large part at preventing the practice of pretexting, where a caller impersonates a phone customer to gain access to his or her phone records, the rules impose greater obligations on us and others to protect customer calling information and to file formal reports with the FCC regarding procedures for protecting this information. Failure to comply is subject FCC enforcement. The new rules are effective six months after publication of the Order in the Federal Register or approval by the Office of Management and Budget, whichever is later. We do not expect these rules, and our ability to comply with these rules, to have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Forward-Looking Statements

This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	uncertainty of our future profitability;

•	our ability to expand our revenues from multiple sources and customer bases;

•	our ability to obtain additional capital to finance operations and grow our business;

•	decreasing rates of all related telecommunications services, which could prevent our future profitability;

•	our limited operating history;

•	our acquisition activity could disrupt our ongoing business;

•	our failure to successfully integrate Go2Call assets and certain personnel into our business and achieve expected synergies;

•	our failure to retain key customers;

•	the public’s acceptance of Voice over Internet Protocol, or VoIP, telephony, and the level and rate of customer acceptance of our new products and services;

•	the competitive environment of Internet telephony and our ability to compete effectively;

•	fluctuations in our quarterly financial results;

•	our ability to handle a large number of simultaneous calls;

•	our ability to maintain and operate our computer and communications systems, without interruptions or security breaches;

•	our ability to operate in international markets;

•	our ability to retain key personnel to support our products and ongoing operations;

•	our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of equipment owned and operated by third parties;

•	the uncertainty of future governmental regulation;

•	the need for ongoing product and service development in an environment of rapid technological change; and

•	other risks referenced from time to time in our filings with the SEC.

For a more complete list and description of such risks and uncertainties, as well as other risks, refer to our Form 10-K for the year ended December 31, 2006. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

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

During the first quarter of fiscal 2007, the following items were primary highlights of our business:

•	Acquisition of Go2Call service provider and consumer VoIP business operations.

•	Collaboration with Panasonic on new GLOBARANGE line of hybrid VoIP cordless phones.

•	Launch of joip consumer VoIP service to exclusively support Panasonic hybrid VoIP phones.

•	Agreement extended with Verizon Communications to provide management services for

•	Verizon’s VoiceWing consumer VoIP service.

•	Market America launched deltathree’s award winning Hosted Consumer VoIP Solution.

Overall during the quarter, management focused its efforts on two significant initiatives; the acquisition of the Go2Call’s operations and the preparation for the launch of joip. The focus on these objectives had an impact on our revenues for the quarter and we believe that as we complete the integration of Go2Call and finish our preparation for the launch of joip, management will be able to we will be able to focus on the reseller and service provider markets and expect to reestablish growth in these markets during the second half of this year.

Go2Call Acquisition

In February of 2007 we completed the acquisition of the service provider and consumer business operations of Go2Call, a privately held U.S. based VoIP solutions provider. In purchasing these businesses from Go2Call, we identified a unique opportunity to acquire established, and  global service provider and consumer customer bases that were extremely well correlated to our current strategy and customer base.

With more than 200 service providers in nearly 100 countries our initial integration efforts focused on the successful migration of these customers. To date, we have successfully completed the initial migration process and expect Go2Call accounts to positively impact deltathree’s 2007 financial results during the second half of the year. Based on the timing of the closing date and the account migration process the Go2Call acquisition had only a modest impact on our first quarter 2007 financial results.

Go2Call presented us with the opportunity to acquire a business model that was closely aligned with our own service offerings, customers and core technologies. By migrating the customers on to the deltathree network and removing the majority of the underlying fixed overhead costs from their prior operating structure we believe there is a significant opportunity to drive profitability from this global VoIP customer base over time. Historically, Go2Call gross margins have typically been lower than deltathree’s gross margins. However, based on our progress to date we feel that deltathree has a more favorable termination cost structure that offers some potential upside for gross margin improvement on these acquired business lines.

Panasonic/joip

During the first quarter of 2007, we also announced a major new strategic alliance with Panasonic, the world’s largest provider of cordless consumer phones, to offer joip enabled GLOBARANGE phones, an innovative cordless hybrid phone offering both landline and VoIP services, under the Panasonic brand. joip is deltathree’s VoIP service which is embedded in all Panasonic GLOBARANGE phones and which will allow GLOBARANGE users to talk to each other for free. The Panasonic joip powered GLOBARANGE phones will initially be launched this summer in 12 countries and 6 languages through Panasonic’s sizable mass market distribution channels.

Under the agreement, we will be compensated through two major components. First, deltathree will receive a payment for every user connected to the joip network. In addition, joip will offer basic and premium packages that allow users to upgrade their joip VoIP phone service with advanced applications and enhanced features. These packages will typically be based on monthly recurring charges and will vary from country to country.

Going forward, we expect to devote a significant amount of our resources to develop and expand our Service Provider and Reseller base and we expect our revenue from this key channel to represent a growing percentage of our total revenue over the foreseeable future, while we prepare to launch joip and establish our presence with this new consumer initiative. We are actively marketing our products and services to a large number of broadband operators, including telecom, cable companies, Internet service providers, and consumer oriented retailers around the world.

The above items are forward-looking statements about our expectations for future performance. Actual results could differ materially.

Results of Operations - Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues

Revenues decreased approximately $2.4 million or 22.4% to approximately $8.3 million for the three months ended March 31, 2007 from approximately $ 10.7 million for the three months ended March 31, 2006. Revenues from VoIP telephony services through our reseller and service provider sales efforts (including sales of our Outsourced Platform Solution) decreased approximately $2.3 million or 25.8% to approximately $6.6 million for the three months ended March 31, 2007 from approximately $8.9 million for the three months ended March 31, 2006. The decrease in revenues is primarily due to intense competition in the market, resulting in price reduction in some areas. Our revenues in the first quarter of 2007 included approximately $0.6 million of revenues related to the Go2Call acquisition. Management still believes that the reseller and service provider market will be our primary revenue driver throughout the balance of the fiscal year, due to the enlarged resellers’ customer base originating from the Go2Call acquisition. Revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere have decreased by $0.5 million or 31.25% to approximately $1.1 million for the three months ended March 31, 2007 from approximately $1.6 million for the three months ended March 31, 2006, due primarily to a lower number of PC-to-Phone and Broadband Phone calls being placed by a decreasing user base. The remaining revenues, in the three months ended March 31, 2007, totaling $0.6 million refer to joip consumer services launched and other services provided to our customers. In the three months ended March 31, 2006, these revenues from other services amounted to $0.2 million. Overall, our revenues were affected by our focus on both Go2Call and the preparation for the joip launch. We believe that as we complete the integration process with Go2Call and the launch of joip, we will be able to focus on the reseller and service provider markets and, therefore, expect to reestablish growth in these markets during the second half of this year.

During the first quarter of 2007, the number of deltathree active accounts increased to 505,000 covering consumer and service provider end user accounts, up from 425,000 active accounts as of the end of the fourth quarter of 2006. Contributing to the rise in active accounts during the quarter was the migration of active accounts associated with the Go2Call acquisition which closed during the second half of the first quarter. Active accounts are considered those that made or received a call during the quarter. We believe that the rise in active accounts is a good indication of the trend of growth on our network.

Costs and Operating Expenses

Cost of revenues. Cost of revenues decreased by approximately $1.9 million or 26.4 % to approximately $5.3 million or approximately 36% gross margin for the three months ended March 31, 2007 from approximately $7.2 million or 33% gross margin for the three months ended March 31, 2006. We consider fluctuations within this gross margin range to be within our historical operating range. With pricing pressures continuing in the market place, we are not sure that we will continue to see this high end of the range, but we expect to be able to keep the range within the mid to lower thirties. The impact of FAS 123R was minimal to our cost of revenue, amounting to only $11,072.

Research and development expenses. Research and development expenses slightly increased by approximately $ 60,000 or 5.5% to approximately $1.14 million for the three months ended March 31, 2007 from approximately $ 1.08 million for the three months ended March 31, 2006. As a percentage of sales, research and development expenses increased to 13.7% for the three months ended March 31, 2007, from 10.0% for the three months ended March 31, 2006. The impact of FAS 123R was minimal to our research and development cost, amounting to only $10,409.

Selling and marketing expenses. Selling and marketing expenses remained relatively flat at $1.2 million for the three months ended March 31, 2007 and for the three months ended March 31, 2006. The cost of marketing efforts during the three months ended March 31, 2007 was netted by the decrease in sales commissions’ expenses resulting from the revenue decline. As a percentage of sales, sales and marketing expenses increased to 14.4% for the three months ended March 31, 2007, from 11.2% for the three months ended March 31, 2006. The impact of FAS 123R associated with selling and marketing expenses was $36,806.

General and administrative expenses. General and administrative expenses decreased by approximately $ 0.3 million or 33.3% to approximately $0.6 million for the three months ended March 31, 2007 from approximately $0.9 million for the three months ended March 31, 2006, primarily due to decrease in travel, office and professional fees expenses. As a percentage of sales, general and administrative expenses decreased to 7.2% for the three months ended March 31, 2007, from 8.4% for the three months ended March 31, 2006. The impact of FAS 123R associated with general and administrative expenses was $38,081.

Depreciation and amortization. Depreciation and amortization increased by approximately $0.2 million or 50% to approximately $0.6 million for the three months ended March 31, 2007 from approximately $0.4 million for the three months ended March 31, 2006 primarily due to amortization of the intangible asset that was recorded as a result of the Go2Call acquisition. Going forward we expect the amortization of the Go2Call acquisition to represent approximately $0.4 million per quarter based on our preliminary estimates or $1.5 million per year over the next five years.

Loss from Operations

Loss from operations increased by approximately $0.5 million or 1,567% to approximately $0.5 million for the three months ended March 31, 2007 from approximately a loss of $30,000 for the three months ended March 31, 2006. This is due primarily to the significant decrease in our revenue base of approximately $2.4 million which caused a decrease in gross profit of $0.5 million, when comparing the first quarter of fiscal year 2007 to the first quarter of fiscal year 2006.

Interest Income, Net

Interest income, net decreased by approximately $9,000 or 7.0% to approximately $120,000 for the three months ended March 31, 2007 from approximately $129,000 for the three months ended March 31, 2006. In spite of the cash used in the Go2Call acquisition, the interest income on our cash balance declined only slightly, due to moderately higher interest rates earned.

Income Taxes, Net

We accrued net income taxes of approximately $10,000 for the three months ended March 31, 2007 compared to approximately $11,000 for the three months ended March 31, 2006. There were no income tax provisions recorded during the three months ended March 31, 2007, because we had a net loss in the period. We have not recorded any tax benefits due to our accrued NOL’s , as we believe that, based on our history of net operating losses and other factors, that the evidence of our recent profits do not yet support the realization of the benefit of our NOL’s. Accordingly, a full valuation allowance has been recorded against our net deferred tax assets. Management believes that we have enough usable NOL’s in the foreseeable future to offset any net income that we expect to generate at this time. Management understands that if we shall achieve net income in the future then we will have to reevaluate our valuation of our NOL’s and deferred tax assets.

Net Profit (Loss)

For the three months ended March 31, 2007, we had a net loss of approximately $0.4 million. For the three months ended March 31, 2006 we had a net profit of approximately $0.1 million. Expenses related to adoption of FAS 123R in three month ended March 31, 2007 were $0.1 million. The decrease in the profit was due to foregoing factors.

Liquidity and Capital Resources

Since our inception in 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of March 31, 2007, we had an accumulated deficit of approximately $152 million.

As of March 31, 2007, we had cash and cash equivalents of approximately $3.3 million, restricted cash and short-term investments of approximately $9.3 million, long-term investments of $1.1 million or a total of $13.7 million in cash, restricted cash, short and long term investments, which decreased by $3.2 million, as compared to December 31, 2006. The decrease in cash, restricted cash, short and long term investments noted was primarily due to a combination of the net cash used in operating activities of approximately $0.6 million and cash used to purchase the operations of Go2Call of approximately $2.5 million.

We generated negative cash flow from operating activities of approximately $0.6 million during the three months ended March 31, 2007 compared with positive cash flow from operating activities of approximately $0.7 million during the three months ended March 31, 2006. The decrease in our cash generated from operating activities was primarily driven by our decrease in net income of $0.5 million, a decrease in accounts payable of $0.7 million and a decrease of $0.3 million in deferred revenues. Generally, since our revenue base decreased, we noted a decrease in our termination payable float, coupled with the loss that was generated for the first quarter, lead to the negative impact of cash used in operations.

Our capital expenditures during the three months ended March 31, 2007 and the three months ended March 31, 2006, were approximately $0.2 million. We continued to make moderate investments to optimize our overall utilization of our existing domestic and international network infrastructure.

On February 19, 2007, we completed the purchase of Go2Call.com, Inc. operations for consideration of approximately $7.0 million plus some assumed deferred income in a deal that included a combination of cash and stock. As of the date hereof, we have paid approximately $2.5 million in cash and issued approximately 3.0 million shares of deltathree common stock in connection with our purchase of the assets of Go2Call. We expect to pay approximately $0.5 million in transaction related costs.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

We, as well as certain of our former officers and directors, were named as defendants in a number of purported securities class actions in United States District Court for the Southern District of New York, arising out of our initial public offering in November 1999.  An omnibus settlement of the litigation between the plaintiffs and issuer defendants is being considered by the court for approval.   Under the terms of the currently proposed settlement, we would not be conceding any liability and we presently do not expect to make any payments under the pending settlement, other than legal fees we may incur (which fees are being submitted to the insurance carrier for reimbursement).

             We are not a party to any other material litigation and are not aware of any other pending or threatened litigation that could have a material adverse effect on us or our business taken as a whole.

Item. 5.  Other Information

(a) As we disclosed in our Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007, on March 25, 2007, the Compensation Committee approved our executives' cash bonus awards for 2006 performance pursuant to the Amended and Restated 1999 Performance Incentive Plan, including the following awards to our Chief Executive Officer and other named executive officers:

Name	Bonus ($)
Shimmy Zimels	35,000
Guy Gussarsky	8,000
Richard Grant	13,000

The Chief Executive Officer's cash bonus equaled approximately 13% of his base salary and the other named officers were awarded cash bonus amounts equaling 3% to 8% of their respective base salaries.

The Compensation Committee also approved on March 25, 2007 a payment of $10,000 to Mr. Gussarsky for severance in connection with his resignation in February 2007, which was also disclosed on our 2006 Annual Report on Form 10-K. As part of Mr. Gussarsky severance, the Compensation Committee agreed to extend the exercise period for certain of his stock options.

Item 6.  Exhibits

See Exhibit Index on page 18 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: May 15, 2007	By:	/s/ Shimmy Zimels
Name: Shimmy Zimels
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.