Form 10-Q
period 2007-06-30
DELTATHREE INC
filed 2007-08-14
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☒

As of August 10, 2007, 32,795,045 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

ii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)

	As of June 30,	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,899	$3,790
Restricted cash and short-term investments	9,385	12,067
Accounts receivable, net	1,203	1,286
Prepaid expenses and other current assets	436	444
Inventory	171	155
Total current assets	13,094	17,742
Restricted cash and long-term investments	1,085	1,085

Property and equipment, net	3,249	3,458

Intangible assets, net	7,102	-

Deposits	110	110
Total assets	$24,640	$22,395

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)

	As of June 30,	As of December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,665	$2,916
Deferred revenues	864	1,099
Other current liabilities	1,812	1,545
Total current liabilities	5,341	5,560

Long-term liabilities:
Severance pay obligations	297	217
Total liabilities	5,638	5,777

Stockholders' equity:
Class A common stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 32,795,045 at June 30, 2007; 29,808,214 at December 31, 2006	33	30
Additional paid-in capital	172,447	168,030
Accumulated deficit	(153,478)	(151,442)
Total stockholders' equity	19,002	16,618

Total liabilities and stockholders' equity	$24,640	$22,395

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Revenues	$7,602	$9,966	$15,914	$20,715

Costs and operating expenses:
Cost of revenues	5,551	6,166	10,827	13,360
Research and development expenses	1,107	1,044	2,243	2,124
Selling and marketing expenses	1,318	1,271	2,545	2,473
General and administrative expenses	649	732	1,261	1,664
Depreciation and amortization	774	379	1,342	750

Total costs and operating expenses	9,399	9,592	18,218	20,371

(Loss) Income from operations	(1,797)	374	(2,304)	344
Interest income, net	175	148	295	277

Net (loss) income before taxes	(1,622)	522	(2,009)	621
Income taxes	17	26	27	37

Net (loss) income	$(1,639)	$496	$(2,036)	$584

Basic net (loss) income per share	$(0.05)	$0.02	$(0.06)	$0.02

Diluted net (loss) income per share	$(0.05)	$0.02	$(0.06)	$0.02

Basic weighted average number of shares outstanding	32,781,545	29,745,897	32,034,837	29,744,860

Diluted weighted average number of shares outstanding	32,781,545	30,604,982	32,034,837	30,640,319

See notes to unaudited condensed consolidated financial statements

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
(loss) income for the period	$(2,036)	$584

Adjustments to reconcile (loss) income for the
period to net cash used in operating activities:
Depreciation and amortization	1,342	750
Stock based compensation	190	244
Provision for losses on accounts receivable	24	-
Increase in liability for severance pay	80	47

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	58	(488)
Decrease in prepaid expenses and other current assets	8	75
(Increase) decrease in inventory	(16)	6
Decrease in accounts payable	(618)	(323)
(Decrease) increase in deferred revenues	(859)	1,540
Increase in other current liabilities	267	300
	476	2,151
Net cash (used in) provided by operating activities	(1,560)	2,735

Cash flows from investing activities:
Purchase of property and equipment	(531)	(420)
Increase in deposits	-	(2)
Purchase of Go2Call operations, net	(2,509)	-
Net change in short-term investments	2,682	(2,948)
Net cash used in investing activities	(358)	(3,370)

Cash flows from financing activities:
Proceeds from exercise of employee options	27	21
Net cash provided by financing activities	27	21

Decrease in cash and cash equivalents	(1,891)	(614)
Cash and cash equivalents at beginning of period	3,790	3,847
Cash and cash equivalents at end of the period	$1,899	$3,233

See notes to unaudited condensed consolidated financial statements

	Six months ended June 30,
	2007	2006
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$17	$24

Supplemental schedule of non cash investing
and financing activities:
Acquisition of fixed assets on credit	-	$27
Cancellation of treasury stock	-	$210

Supplemental schedule of acquisition of Go2Call
Fixed assets	$51
Intangible asset	7,652
Accounts payable	(367)
Deferred revenues	(624)
Stock issuance	(4,203)
Total	$2,509

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock option and stock incentive compensation plans, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated, based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. We did not calculate the diluted earnings per common share for the quarter ended June 30, 2007, since the company had a net loss.

2. Stock-Based Compensation

A. Options

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period in accordance with the provisions of FAS 123R. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application. Under the modified prospective method, prior periods grant date fair values are not revised. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

The Company has no awards with market or performance conditions.

The Company used the implied volatility market-traded options in the Company’s stock for the expected volatility assumption input in the Black-Scholes model, consistent with the guidance is FAS 123R. The Company utilized the term structure of the volatility

The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company does not target a specific dividend yield for its dividends payments but is required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on the Company’s history and expectation of future dividends payout and may be subject to substantial change in the future. The expected life of employee stock options represent the period the stock options are expected to remain outstanding. The Black-Scholes model assumes that employee’s exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money. (i.e., the average stock price during the period is above the strike price of the stock option).

There were no options granted during the three months ended June 30th 2007.

B. Restricted shares of the Company’s common stock

During the year 2006, the Company has granted restricted shares to retain reward and motivate selected high potential employees, who are critical to the future success. The restricted share plan has been approved by the Board of Directors. We record compensation expense associated with non-vested restricted shares which has been granted in accordance with SFAS No. 123(R). In accordance with the aforementioned statement, we calculate compensation expense on the date of grant (number of shares granted multiplied by the fair value of our common stock on the date of grant) and recognize this expense, adjusted for forfeitures, ratably over the applicable vesting period.

There were no restricted shares granted during the three months ended June 30th 2007.

3. Commitments and Contingencies

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

Overview

Founded in 1996, we are a leading provider of integrated VoIP telephony services, products, hosted solutions, and infrastructure. We offer customers high quality Internet telephony solutions that are viable and cost-effective alternatives to traditional telephone services. Supporting hundreds of thousands of active users around the world, we serve customers through our two primary distribution channels: the Service Provider and Reseller channel and the direct-to-consumer channel. Our advanced solutions offer service providers and resellers a full spectrum of private label VoIP products and services, as well as a back-office suite of services. Utilizing advanced Session Initiation Protocol (SIP) technology, we provide all the components to support a complete VoIP service deployment. deltathree’s direct-to-consumer channel consists of the award-winning iConnectHere direct-to-consumer offering and joip, the newly formed consumer brand that powers the VoIP service of Panasonic’s GLOBARANGE hybrid phone.

During the second quarter of fiscal 2007, we focused on increasing the market penetration of our core VoIP solutions and on continuing to diversify and expand our customer base. As a result, during the second quarter we focused on integrating customers that we acquired in connection with our acquisition of the assets of Go2Call; collaborating with Panasonic on its new GLOBARANGE line of hybrid VoIP cordless phones; and launching our world-wide joip consumer VoIP service to exclusively support the Panasonic GLOBARANGE hybrid VoIP cordless phones. The focus on these activities had an impact on our revenues for the quarter and we believe that as we complete our joip launch and the corresponding Panasonic GLOBARANGE line of phones, we will be able to re-focus on the reseller and service provider market and we expect to reestablish growth in these markets during the second half of this year. Our revenues were also impacted by a significant increase in competition in the reseller market during the first half of 2007. In fact, although we have managed more minutes on our network and have increased our active accounts, the increase in competition has had a negative effect on our rates in certain markets. Furthermore, the ramp-up of accounts that were migrated from our acquisition of the assets of Go2Call has been slower then we anticipated and as Go2call historically carried gross margins that were lower than our margins, this event has also contributed to our financial performance for this quarter. Prior to this quarter, we had typically maintained a more favorable termination cost structure, combined with more favorable pricing plans. We are currently focusing on ramping up the Go2Call accounts and based on our more favorable termination cost structure we believe that this should drive the gross margin attributed to the acquired Go2Call accounts closer to that of our historical levels in the low to mid thirty percent range.

During the first quarter, we announced a major new strategic alliance with Panasonic, the world’s largest provider of cordless consumer phones, to offer joip enabled GLOBARANGE phones, an innovative cordless hybrid phone offering both landline and VoIP services, under the Panasonic brand. joip is deltathree’s VoIP service which is embedded in all Panasonic GLOBARANGE phones and which will allow GLOBARANGE users to talk to each other for free. The Panasonic joip powered GLOBARANGE phones will initially be launched this summer in 12 countries and 6 languages through Panasonic’s sizable mass market distribution channels.

Under the agreement with Panasonic, we will be compensated through two major components. First, deltathree will receive a payment for every user connected to the joip network. In addition, joip will offer basic and premium packages that allow users to upgrade their joip VoIP phone service with advanced applications and enhanced features. These packages will typically be based on monthly recurring charges and will vary from country to country.

Subsequent to our launch of Panasonic’s GLOBALRANGE phones and our joip network this summer, we expect to be able to devote a significant amount of our resources to develop and expand our Service Provider and Reseller base. We expect our revenue from this key channel to represent a significant percentage of our total revenue over the foreseeable future. We are actively marketing our products and services to a large number of broadband operators, including telecom, cable companies, Internet service providers and consumer oriented retailers around the world.

The above items are forward-looking statements about our expectations for future performance. Actual results could differ materially.

Results of Operations - Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues

Revenues decreased by approximately $4.8 million or 23.2 % to approximately $15.9 million for the six months ended June 30, 2007 from approximately $20.7 million for the six months ended June 30, 2006. Revenues from VoIP telephony services through our reseller and service provider sales efforts (including sales of our Outsourced Platform Solution) decreased approximately $4.3 million or 25.4% to approximately $12.6 million for the six months ended June 30, 2007 from approximately $16.9 million for the six months ended June 30, 2006. The decrease in revenues is primarily due to intense competition in the market, resulting in price reduction in some areas. In addition, certain other specific factors have contributed to the decrease in our revenues as explained below:

•
Our service agreement with SBC, one of our outsourced platform solution customers, expired and the parties decided not to extend it for another period. Revenues from this contract represented approximately $400,000 per quarter or $1.6 million annually.

•
The revenues in first and second quarters of 2007 include approximately $1.5 million of revenues related to the Go2Call acquisition. Without this acquisition, our historical revenues base would have been lower by $1.5 million or 30.4% compared to the same period in 2006. Management still believes that the reseller and service provider market will be our primary revenue driver throughout the balance of the fiscal year, due to the acquired customer base originating from the Go2Call acquisition.

•
Revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere have decreased by $0.9 million or 30.0% to approximately $2.1 million for the six months ended June 30, 2007 from approximately $3.0 million for the six months ended June 30, 2006, due primarily to a lower number of PC-to-Phone and Broadband Phone calls being placed by a decreasing user base. We have decided that we will not be increasing our investment in our iConnectHere brand, or retail side of our business, as we believe that our reseller and service provider platform coupled with our new joip offering will be the future growth drivers of our business.

•
The remaining revenues in the six months ended June 30, 2007 totaling $1.2 million refer to joip consumer services launched and other services provided to our customers. In the six months ended June 30, 2006, these revenues from other services amounted to $0.8 million. The increase is primarily due to the fact that the joip services started in second quarter of 2006. Overall, our revenues were affected by our focus on both Go2Call and the preparation for the joip launch. We believe as we work through the integration process with Go2Call and the launch of joip, we will be able to focus on the reseller and service provider markets and expect to reestablish growth in these markets during the second half of this year.

Costs and Operating Expenses

Cost of revenues. Cost of revenues decreased by approximately $2.6 million or 19.4% to approximately $10.8 million or approximately 32.1% gross margin for the six months ended June 30, 2007 from approximately $13.4 million or 35.3% gross margin for the six months ended June 30, 2006. We consider fluctuations within this gross margin range to be within our historical operating range, but based on our second quarter of 2007 results, management continues to see pricing pressures that are affecting our margins. With pricing pressures continuing in the market, we are not sure whether we can regain the high end of our historical gross margin range, but we anticipate to be able to regain the range within the mid to lower thirties by the second half of this year. The impact of FAS 123R was minimal to our cost of revenue, amounting to only $21,427.

Research and development expenses. Research and development expenses slightly increased by approximately $0.1 million or 4.8% to approximately $2.2 million for the six months ended June 30, 2007 from approximately $2.1 million for the six months ended June 30, 2006. As a percentage of sales, research and development expenses increased to 13.8% for the six months ended June 30, 2007, from 10.1% for the six months ended June 30, 2006. The impact of FAS 123R was minimal to our research and development cost, amounting to only $21,995.

Selling and marketing expenses. Selling and marketing expenses remained relatively flat at $2.5 million for the six months ended June 30, 2007 and for the six months ended June 30, 2006. As a percentage of sales, sales and marketing expenses increased to 15.7% for the six months ended June 30, 2007, from 12.1% for the six months ended March 31, 2006. The cost of marketing efforts during the six months ended June 30, 2007 was reduced by the decrease in sales commissions’ expenses resulting from the revenue decline but was offset by a change in our commission structure, a change that had a one-time impact of approximately $129,000. The impact of FAS 123R associated with selling and marketing expenses was $74,188.

General and administrative expenses. General and administrative expenses decreased by approximately $0.4 million or 23.5% to approximately $1.3 million for the six months ended June 30, 2007 from approximately $1.7 million for the six months ended June 30, 2006. The decrease is primarily due to the following:

•	decrease of approximately $142,000 in payroll and related expenses; and

•	decrease of approximately $135,000 in professional fees and office expenses.

As a percentage of sales, general and administrative expenses remained flat at 8.2% for the six months ended June 30, 2007 and the six months ended June 30, 2006. The impact of FAS 123R associated with general and administrative expenses was $71,602.

Depreciation and amortization. Depreciation and amortization increased by approximately $0.6 million or 85.7% to approximately $1.3 million for the six months ended June 30, 2007 from approximately $0.7 million for the six months ended June 30, 2006 primarily due to amortization of the intangible asset that was recorded as a result of the Go2Call acquisition. Going forward, we expect the amortization of the Go2Call acquisition to represent approximately $0.4 million per quarter based on our preliminary estimates or $1.5 million per year over the next five years. Management is currently working on the asset allocation for the transaction and this estimate might change during the fourth quarter when we intend to finish our estimate.

(Loss) Income from Operations

Net loss from operations for the six months ended June 30, 2007 was $2.3 million, compared to a net income from operations of $0.3 million in the six months ended June 30, 2006. This is due primarily to the following:

•
Significant decrease in our revenue base of approximately $4.8 million, when comparing the period ended June 30, 2007 to the period ended June 30, 2006. The amount of $0.4 million, most of which impacted the bottom line, is due to our service agreement with SBC, one of our outsourced platform solution customers, which expired and $0.9 million is due to the decrease in revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere or an estimated $425,000 based on our historical margins.

•	Decrease of 3.2% or $0.6 million in the gross margin when comparing the period ended June 30, 2007 to the period ended June 30, 2006.

•	Increase of $0.6 million in depreciation and amortization cost due to amortization of the intangible asset that was recorded as a result of the Go2Call acquisition.

Interest Income, Net

Interest income, net increased by approximately $18,000 or 6.5% to approximately $295,000 for the six months ended June 30, 2007 from approximately $277,000 for the six months ended June 30, 2006. In spite of the cash used in Go2Call acquisition, the interest income on our cash balance increased only slightly, due to moderately higher interest rates earned.

Income Taxes, Net

We accrued net income taxes of approximately $27,000 for the six months ended June 30, 2007 compared to approximately $37,000 for the six months ended June 30, 2006. There were no income tax provisions recorded during the six months ended June 30, 2007, because of our net loss in the period. We have not recorded any tax benefits due to our accrued NOL’s , as we believe that, based on our history of net operating losses and other factors, that the evidence of our recent profits do not yet support the realization of the benefit of our NOL’s. Accordingly, a full valuation allowance has been recorded against our net deferred tax assets. Management believes that we have enough usable NOL’s in the foreseeable future to offset any net income that we expect to generate at this time. Management understands that if we shall achieve net income in the future then we will have to reevaluate our valuation of our NOL’s and deferred tax assets.

Net (Loss) Profit

For the six months ended June 30, 2007, we had a net loss of approximately $2.0 million, or $0.06 per share. For the six months ended June 30, 2006 we had a net profit of approximately $0.6 million, or $0.02 per share. Expenses related to adoption of FAS 123R in six month ended June 30, 2007 were $189,212. The decrease in the profit was due to foregoing factors.

Results of Operations - Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Revenues decreased approximately $2.4 million or 24.0 % to approximately $7.6 million for the three months ended June 30, 2007 from approximately $10.0 million for the three months ended June 30, 2006. Revenues from VoIP telephony services through our reseller and service provider sales efforts (including sales of our Outsourced Platform Solution) decreased approximately by $2 million or 25.0 % to approximately $6.0 million for the three months ended June 30, 2007 from approximately $8.0 million for the three months ended June 30, 2006. The decrease in revenues is primarily due to intense competition in the market, resulting in price reduction in some areas. In addition, certain other specific factors have contributed to the decrease in our revenues as explained below:

•
Our service agreement with SBC, one of our outsourced platform solution customers (which is included as part of our reseller and service provider sales), expired and the parties decided not to extend it for another period. Revenues from this contract represented approximately $400,000 per quarter or $1.6 million annually.

•
The revenues in the second quarter of 2007 include approximately $0.9 million of revenues related to the Go2Call acquisition. Without this acquisition, our historical base revenues would have been lower by $0.9 million or 33% compared to the same period in 2006. Management still believes that the reseller and service provider market will be our primary revenue driver throughout the balance of the fiscal year, due to the acquired customer base originating in the Go2Call acquisition.

•
Revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere or the direct to consumer group have decreased by $0.5 million or 33.3% to approximately $1.0 million for the three months ended June 30, 2007 from approximately $1.5 million for the three months ended June 30, 2006, due primarily to a lower number of PC-to-Phone and Broadband Phone calls being placed by a decreasing user base. Management has made a decision that they were not going to invest heavily in the iConnectHere brand or retail side of our business as we believe that our reseller and service provider platform coupled with our new joip offering will be the future growth drivers in the business.

•
The remaining revenues in the three months ended June 30, 2007 totaling $0.6 million refer to joip consumer services launched and other services provided to our customers. In the three months ended June 30, 2006, these revenues from other services amounted to $0.5 million. Overall, our revenues were affected by our focus on both Go2Call and the preparation for the joip launch. We believe as we work through the integration process with Go2Call and the launch of joip, we will be able to focus on the reseller and service provider markets and expect to reestablish growth in these markets during the second half of this year.

Costs and Operating Expenses

Cost of revenues. Cost of revenues decreased by approximately $0.6 million or 9.7 % to approximately $5.6 million or approximately 26% gross margin for the three months ended June 30, 2007 from approximately $6.2 million or 38% gross margin for the three months ended June 30, 2006. There were three primary factors that significantly impacted our cost of revenues this period:

•
New regulatory restrictions in specific areas in the first quarter of 2007 were followed by significant increase in prices of termination cost for these areas. Our cost of revenues was adversely affected by the above price increases in geographical areas that are among our most popular destinations.

•	The expiration of the SBC agreement negatively impacted our cost of revenues by approximately $0.4 million.

•	The decline in sales of iConnecthere of approximately $0.5 million impacted our cost of sales by approximately $225,000.

With pricing pressures continuing in the market place, we are not sure that we will regain the high end of our historical range but we certainly hope to be able to regain the range within the mid to lower thirties by the later half of the year. The impact of FAS 123R was minimal to our cost of revenue, amounting to only $10,355.

Research and development expenses. Research and development expenses slightly increased by approximately $70,000 or 1.0% to approximately $1.1 million for the three months ended June 30, 2007 from approximately $1.04 million for the three months ended June 30, 2006. As a percentage of sales, research and development expenses increased to 14.5% for the three months ended June 30, 2007, from 10.0% for the three months ended June 30, 2006. The impact of FAS 123R was minimal to our research and development cost, amounting to only $11,586.

Selling and marketing expenses. Selling and marketing expenses remained relatively flat at $1.3 million for the three months ended June 30, 2007 and for three months ended June 30, 2006. The cost of marketing efforts during the three months ended June 30, 2007 was reduced by the decrease in sales commissions’ expenses resulting from the revenue decline. As a percentage of sales, sales and marketing expenses increased to 17.1% for the three months ended June 30, 2007, from 13.0% for the three months ended June 30, 2006. The impact of FAS 123R associated with selling and marketing expenses was $37,381.

General and administrative expenses. General and administrative expenses decreased by approximately $0.1 million or 14.3% to approximately $0.6 million for the three months ended June 30, 2007 from approximately $0.7 million for the three months ended June 30, 2006, primarily due to a decrease in payroll and related expenses. As a percentage of sales, general and administrative expenses increased to 7.9% for the three months ended June 30, 2007, from 7% for the three months ended June 30, 2006. The impact of FAS 123R associated with general and administrative expenses was $33,521.

Depreciation and amortization. Depreciation and amortization increased by approximately $0.4 million or 100% to approximately $0.8 million for the three months ended June 30, 2007 from approximately $0.4 million for the three months ended June 30, 2006 primarily due to amortization of the intangible asset that was recorded as a result of the Go2Call acquisition. Going forward, we expect the amortization of the Go2Call acquisition to represent approximately $0.4 million per quarter based on our preliminary estimates or $1.5 million per year over the next five years.

(Loss) Income from Operations

Net loss from operations for the three months ended June 30, 2007 was $1.8 million, compared to a net income from operations of $0.4 million in the three months ended June 30, 2006. This is due primarily to the following:

•
Significant decrease in our revenue base of approximately $2.4 million, when comparing the second quarter of fiscal year 2007 to second quarter of fiscal year 2006. The amount of $0.4 million is due to our service agreement with SBC, one of our outsourced platform solution customers, which expired and $0.5 million is due to a decrease in revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere.

•	Significant decrease of 12% or $0.9 million in the gross margin when comparing the second quarter of fiscal year 2007 to second quarter of fiscal year 2006.

•	Increase of $0.4 million in depreciation and amortization cost due to amortization of the intangible asset that was recorded as a result of the Go2Call acquisition.

Interest Income, Net

Interest income, net increased by approximately $27,000 or 18.2% to approximately $175,000 for the three months ended June 30, 2007 from approximately $148,000 for the three months ended June 30, 2006. In spite of the cash used in the Go2Call acquisition, the interest income on our cash balance increased only slightly, due to moderately higher interest rates earned.

Income Taxes, Net

We accrued net income taxes of approximately $17,000 for the three months ended June 30, 2007 compared to approximately $26,000 for the three months ended June 30, 2006. There were no income tax provisions recorded during the three months ended June 30, 2007 because we had a net loss in the period. We have not recorded any tax benefits due to our accrued NOL’s, as we believe that, based on our history of net operating losses and other factors, that the evidence of our recent profits do not yet support the realization of the benefit of our NOL’s. Accordingly, a full valuation allowance has been recorded against our net deferred tax assets. Management believes that we have enough usable NOL’s in the foreseeable future to offset any net income that we expect to generate at this time. Management understands that if we shall achieve net income in the future then we will have to reevaluate our valuation of our NOL’s and deferred tax assets.

Net (Loss) Profit

For the three months ended June 30, 2007 we had a net loss of approximately $1.6 million. For the three months ended June 30, 2006 we had a net profit of approximately $0.5 million. Expenses related to adoption of FAS 123R in three month ended June 30, 2007 were $92,843. The decrease in the profit was due to foregoing factors.

Liquidity and Capital Resources

Since our inception in 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of June 30, 2007, we had an accumulated deficit of approximately $153 million.

As of June 30, 2007, we had cash and cash equivalents of approximately $1.9 million, restricted cash and short-term investments of approximately $9.4 million, long-term investments of $1.1 million or a total of $12.4 million in cash, restricted cash, short and long term investments, a decrease of $4.6 million, as compared to December 31, 2006. The decrease in cash, restricted cash, and short and long term investments noted was a combination of the net cash used in operating activities of approximately $1.6 million and cash used to purchase the operations of Go2Call of approximately $2.6 million.

We generated negative cash flow from operating activities of approximately $1.6 million during the six months ended June 30, 2007 compared with positive cash flow from operating activities of approximately $2.7 million during the six months ended June 30, 2006. The decrease in our cash generated from operating activities was primarily driven by our decrease in net income of $2.6 million and decrease in accounts payable of $0.6 million and decrease of $0.9 million in deferred revenues. Generally, since our revenue base decreased, we noted a decrease in our termination payable float, coupled by the loss that was generated for the first six months of 2007, lead to the negative impact of cash used in operations.

Our capital expenditures during the six months ended June 30, 2007 were $0.5 million compared to $0.4 million for the six months ended June 30, 2006. We continued to make moderate investments to optimize our overall utilization of our existing domestic and international network infrastructure.

On February 19, 2007, the Company completed the purchase of the operations of Go2Call.com, Inc., including the assumption of certain deferred income, for approximately $7.0 million which was paid in a combination of cash and stock. The Company paid approximately $2.6 million in cash and issued approximately 3.0 million shares of deltathree common stock. Additionally, the Company paid approximately $0.5 million in transaction related costs and expenses.

To the extent that these trends remain steady, or if in the long-term we are not able to successfully implement our business strategy, we may be required to raise additional funds for our ongoing operations. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. In addition, we cannot assure you that any third party will be willing or able to provide additional capital to us on favorable terms or at all.

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

Item 6. Exhibits

See Exhibit Index on page 19 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: August 14, 2007	By:	/s/ Shimmy Zimels
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