Form 10-Q
period 2007-09-30
DELTATHREE INC
filed 2007-11-14
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-28063

DELTATHREE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4006766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

75 Broad Street, New York, New York	10004
(Address of principal executive offices)	(Zip Code)

(212) 500-4850
(Registrant’s telephone number, including area code)

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

As of August 10, 2007, the registrant had 32,795,045 shares of Class A Common Stock, par value $0.001 per share, outstanding.

ii

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)

	As of September 30,	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,556	$3,790
Restricted cash and short-term investments	7,790	12,067
Accounts receivable, net	1,098	1,286
Prepaid expenses and other current assets	525	444
Inventory	294	155
Total current assets	11,263	17,742
Restricted cash and long-term investments	1,085	1,085

Property and equipment, net	3,126	3,458

Intangible assets, net	6,716	-

Deposits	113	110
Total assets	$22,303	$22,395

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)

	As of September 30,	As of December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,548	$2,916
Deferred revenues	665	1,099
Other current liabilities	1,715	1,545
Total current liabilities	4,928	5,560

Long-term liabilities:
Severance pay obligations	333	217
Total liabilities	5,261	5,777

Stockholders' equity:
Class A common stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding: 32,795,045 at September 30, 2007; 29,808,214 at December 31, 2006	33	30
Additional paid-in capital	172,611	168,030
Accumulated deficit	(155,602)	(151,442)
Total stockholders' equity	17,042	16,618

Total liabilities and stockholders' equity	$22,303	$22,395

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Revenues	$7,260	$8,537	$23,174	$29,252

Costs and operating expenses:
Cost of revenues	5,284	5,331	16,111	18,691
Research and development expenses	1,154	961	3,397	3,085
Selling and marketing expenses	1,267	1,276	3,812	3,749
General and administrative expenses	902	693	2,163	2,357
Depreciation and amortization	783	389	2,125	1,139

Total costs and operating expenses	9,390	8,650	27,608	29,021

(Loss) income from operations	(2,130)	(113)	(4,434)	231
Interest income, net	97	162	392	439
Net (loss) income before taxes	(2,033)	49	(4,042)	670
Income taxes	91	19	118	56
Net (loss) income	$(2,124)	$30	$(4,160)	$614

Basic net (loss) income per share	$(0.06)	$0.00	$(0.13)	$0.02

Diluted net (loss) income per share	$(0.06)	$0.00	$(0.13)	$0.02

Basic weighted average number of shares outstanding	32,795,045	29,788,403	32,288,240	29,759,374

Diluted weighted average number of shares outstanding	32,795,045	29,907,650	32,288,240	30,236,097

See notes to unaudited condensed consolidated financial statements

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
(Loss) income for the period	$(4,160)	$614

Adjustments to reconcile (loss) income for the
period to net cash (used in) provided by operating activities:
Depreciation and amortization	1,159	1,139
Amortization of intangible assets	966	-
Capital gain, net	-	(1)
Stock based compensation	354	377
Provision for losses on accounts receivable	56	-
Increase in liability for severance pay, net	116	48

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	132	(584)
(Increase) decrease in prepaid expenses and other current assets	(81)	160
(Increase) decrease in inventory	(139)	43
(Decrease) in accounts payable	(860)	(790)
(Decrease) increase in deferred revenues	(1,058)	1,186
Increase (decrease) in other current liabilities	170	(387)
	815	1,191
Net cash (used in) provided by operating activities	(3,345)	1,805

Cash flows from investing activities:
Purchase of property and equipment	(681)	(554)
Proceeds from disposal of property and equipment	-	1
Increase in deposits	(3)	(4)
Net change in short-term investments	4,277	(1,914)
Net change in long-term investments	-	131
Purchase of Go2Call operations, net	(2,509)	-
Net cash provided by (used in) investing activities	1,084	(2,340)

Cash flows from financing activities:
Proceeds from exercise of employee options	27	68
Net cash provided by financing activities	27	68

Decrease in cash and cash equivalents	(2,234)	(467)
Cash and cash equivalents at beginning of period	3,790	3,847
Cash and cash equivalents at end of the period	$1,556	$3,380

See notes to unaudited condensed consolidated financial statements

DELTATHREE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) ($ in thousands)

	Nine months ended September 30,
	2007	2006
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$44	$56

Supplemental schedule of non cash investing
and financing activities:
Acquisition of fixed assets on credit	$125	$8
Cancellation of treasury stock	$-	$210

Supplemental schedule of acquisition of Go2Call
Fixed assets	$51
Intangible asset	$7,652
Accounts payable	$(367)
Deferred revenues	$(624)
Stock issuance	$(4,203)
Total	$2,509

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock option and stock incentive compensation plans, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. We did not calculate the diluted earnings per common share for the quarter ended September 30, 2007, since the company had a net loss.

2. Stock-Based Compensation

A. Options

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period in accordance with the provisions of FAS 123R. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application. Under the modified prospective method, prior periods’ grant date fair values are not revised. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

The Company has no awards with market or performance conditions.

The Company used the implied volatility market-traded options in the Company’s stock for the expected volatility assumption input in the Black-Scholes model, consistent with the guidance in FAS 123R.

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

There were no options granted during the three months ended September 30, 2007.

B. Restricted shares of the Company’s common stock

During fiscal year 2006, the Company granted restricted shares of its Class A Common Stock, par value $0.0001 per share, or the common stock, to retain reward and motivate selected employees and its directors, whom we believe are critical to the future success of the Company. The restricted share plan has been approved by the Board of Directors. We record compensation expense associated with non-vested restricted shares which have been granted in accordance with SFAS No. 123(R). In accordance with the aforementioned statement, we calculate compensation expense on the date of grant (number of shares granted multiplied by the fair value of our common stock on the date of grant) and recognize this expense, adjusted for forfeitures, ratably over the applicable vesting period.

The Company granted restricted shares to its directors during the three months ended September 30, 2007.

3. Commitments and Contingencies

Regulation

On April 2, 2007, the Federal Communications Commission, or the FCC, issued an order (FCC 07-22) that tightened existing rules on protection and use of Customer Proprietary Network Information, or CPNI, and extended coverage of the CPNI rules to interconnected Voice over Internet Protocol, or VoIP, service providers (such as the Company). Although the rules are aimed in large part at preventing the practice of pretexting (in which a caller impersonates a phone customer to gain access to his or her phone records), the rules impose greater obligations on us and other companies like us to protect customer calling information and to file formal certifications with the FCC regarding procedures for protecting this information. Failure to comply is subject to FCC enforcement. The new rules are scheduled to go into effect on December 8, 2007. We do not expect these rules, or our ability to comply with them, to have a material adverse effect on our operations, financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Forward-Looking Statements

This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	uncertainty of our future profitability;
•	our ability to expand our revenues from multiple sources and customer bases;
•	our ability to obtain additional capital to finance operations and grow our business;
•	decreasing rates of all related telecommunications services, which could prevent our future profitability;
•	our limited operating history;
•	the public’s acceptance of VoIP telephony and the level and rate of customer acceptance of our new products and services;
•	the competitive environment of Internet telephony and our ability to compete effectively;
•	fluctuations in our quarterly financial results;
•	our ability to handle a large number of simultaneous calls;
•	our ability to maintain and operate our computer and communications systems, without interruptions or security breaches;
•	our ability to operate in international markets;
•	our ability to retain key personnel to support our products and ongoing operations;
•	our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of equipment owned and operated by third parties;
•	the uncertainty of future governmental regulation;
•	the need for ongoing product and service development in an environment of rapid technological change;
•	our ability to operate our network without infringing on, and/or being sued by others under claims that we so infringe upon, patents utilized in connection with VOIP technology; and
•	other risks referenced from time to time in our filings with the Securities and Exchange Commission, or SEC.

For a more complete list and description of such risks and uncertainties, as well as other risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2006. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after we have filed this Form 10-Q with the SEC, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

Founded in 1996, we are a leading provider of integrated VoIP telephony services, products, hosted solutions, and infrastructure. We offer customers high quality Internet telephony solutions that are viable and cost-effective alternatives to traditional telephone services. Supporting tens of thousands of active users around the world, we serve customers through our two primary distribution channels: the Service Provider and Reseller channel and the direct-to-consumer channel. Our advanced solutions offer service providers and resellers a full spectrum of private label VoIP products and services, as well as a back-office suite of services. Utilizing advanced Session Initiation Protocol technology, we provide all the components to support a complete VoIP service deployment. Our direct-to-consumer channel consists of the award-winning iConnectHere direct-to-consumer offering and joip, the newly formed consumer brand that powers the VoIP service of Panasonic’s GLOBARANGE hybrid phone.

During the third quarter of fiscal 2007, we focused on collaborating with Panasonic on its new GLOBARANGE line of hybrid phones (the “Panasonic project”) and launching our world-wide joip consumer VoIP service to exclusively support the Panasonic project. The focus on these activities had a negative impact on our revenues for the quarter and we believe that as we complete the launch of joip and the corresponding Panasonic GLOBARANGE line of phones, we will be able to refocus on our core business.

From a financial perspective, we continued to see some weakness in our top line performance primarily due to the impact of ongoing competition in the direct-to-consumer market for VoIP services and certain non-differentiated reseller markets, as well as the expected expiration of one of our hosted consumer VOIP agreements. As a result, we have continued to shift our business model to higher value, innovative and differentiated VoIP solutions, such as our Hosted Consumer VoIP Solution for service providers and resellers, and invest more of our resources in markets that are less price-sensitive. This evolution of our VoIP market strategy is squarely aimed at:

•	delivering our customers the most advanced VoIP communications solutions available;
•	penetrating larger and higher value service provider and reseller customer relationships; and
•	migrating our business away from the more price sensitive, non-differentiated market segments.

We are currently undertaking a range of operational efficiency measures, including a reduction in work force, designed to ensure that our overall business is scaled appropriately to our current level of sales and to reduce our quarterly cash burn. We believe that these cost reduction measures will begin to be reflected in our fourth quarter 2007 financial results and more fully reflected as we continue into fiscal 2008.

Overall, management believes that the global market for advanced VoIP services remains attractive and we believe we are taking the appropriate steps for potential long-term growth.

The above items are forward-looking statements about our expectations for future performance. Actual results could differ materially.

Results of Operations - Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Revenues decreased by approximately $6.1 million or 20.8% to approximately $23.2 million for the nine months ended September 30, 2007 from approximately $29.3 million for the nine months ended September 30, 2006. Revenues from VoIP telephony services through our reseller and service provider sales efforts (including sales of our Outsourced Platform Solution) decreased approximately $4.7 million or 20.1% to approximately $18.7 million for the nine months ended September 30, 2007 from approximately $23.4 million for the nine months ended September 30, 2006. The decrease in revenues was primarily due to intense competition in the market, resulting in price reductions in some areas. In addition, the following other factors contributed to the decrease in our revenues from our reseller and service providers:

•
Our service agreement with SBC, one of our outsourced platform solution customers, expired and the parties decided not to extend it. Revenues from this agreement represented approximately $400,000 per quarter, or $1.6 million annually. When comparing the periods ended September 30, 2007 to the same period ended 2006, the decrease represented approximately $0.8 million of the overall decrease; and

•
The revenues in the first nine months of fiscal 2007 include approximately $2.4 million of revenues related to the Go2Call acquisition. Without this acquisition, our historical revenue base would have been lower by $7.1 million in total or 30.3% compared to the $4.7 or 20.1% noted above. Management still believes that the reseller and service provider market will be our primary revenue driver throughout the balance of the fiscal year, due to our enlarged resellers’ customer base originating from the Go2Call acquisition.

In addition to our decrease in reseller and service provider revenues, our revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere decreased by $1.4 million or 31.8% to approximately $3.0 million for the nine months ended September 30, 2007 from approximately $4.4 million for the nine months ended September 30, 2006, due primarily to a lower number of PC-to-Phone and Broadband Phone calls being placed by a decreasing user base. We have decided that we will not be increasing our investment in our iConnectHere brand, the retail side of our business, as we believe that our reseller and service provider platform coupled with our new joip offering will be the future growth drivers of our business.

Costs and Operating Expenses

Cost of revenues. Cost of revenues decreased by approximately $2.6 million or 13.9% to approximately $16.1 million or approximately a 30.6% gross margin for the nine months ended September 30, 2007 from approximately $18.7 million or a 36.2% gross margin for the nine months ended September 30, 2006. When we compare our overall margins for the nine months ended September 30, 2007 to the same period in 2006, there was a decrease of 5.6%, or a decrease in our gross margin of $1.3 million, if we were to apply the difference in rates with our sales for the nine months ended September 30, 2007. The difference in the gross margin was primarily due to:

•	the expiration of our agreement with SBC, which contributed an additional $0.8 million to our gross margin during the nine months ended September 30, 2006 as compared to the same period in 2007;
•	an increase in our customer support costs of approximately $0.3 million, which was attributable to the launch of the Panasonic project and our joip network; and
•	an increase in our network costs of approximately $0.2 million in preparation for the launch of the Panasonic project and our joip network.

Management continues to see pricing pressures that are affecting our margins in addition to costs related to the launch of the Panasonic project and our joip network. The additional costs related to the launch of the Panasonic project and our joip network will continue to negatively affect our gross margins in the near future unless we start to achieve penetration in the market for the use of our joip network.

Research and development expenses. Research and development expenses slightly increased by approximately $0.3 million or 9.7% to approximately $3.4 million for the nine months ended September 30, 2007 from approximately $3.1 million for the nine months ended September 30, 2006. As a percentage of revenues, research and development expenses increased to 14.7% for the nine months ended September 30, 2007, from 10.6% for the nine months ended September 30, 2006. Salaries and related expenses is the main cost component that drives this category. Management has continued to invest in research and development of new products and services consistently from period to period but is unsure that it will continue to maintain this level of research and development investment in the future.

Selling and marketing expenses. Selling and marketing expenses were approximately $3.8 million for the nine months ended September 30, 2007 and 2006. As a percentage of revenues, selling and marketing expenses increased to 16.4% for the nine months ended September 30, 2007, from 13.0% for the nine months ended March 31, 2006. The cost of marketing efforts during the nine months ended September 30, 2007 was reduced by the decrease in sales commissions’ expenses resulting from our revenue decline but was offset by a change in our commission structure, a change that had a one-time impact of approximately $129,000. Due to our recent decline in sales, management is in the process of evaluating our sales and marketing cost structure and we expect to realign it based on our current level of sales.

General and administrative expenses. General and administrative expenses decreased by approximately $0.2 million or 8.3% to approximately $2.2 million for the nine months ended September 30, 2007 from approximately $2.4 million for the nine months ended September 30, 2006. The change was primarily due to a decrease of approximately $50,000 in travel expenses with the balance related to salaries and related expenses. As a percentage of revenues, general and administrative expenses increased to 9.5% for the nine months ended September 30, 2007 from 8.2% for the nine months ended September 30, 2006.

Depreciation and amortization. Depreciation and amortization increased by approximately $1.0 million or 90.9% to approximately $2.1 million for the nine months ended September 30, 2007 from approximately $1.1 million for the nine months ended September 30, 2006 primarily due to amortization of the intangible asset that was recorded as a result of the Go2Call acquisition. Going forward, we expect the amortization of the Go2Call acquisition to represent approximately $0.4 million per quarter based on our preliminary estimates, or $1.5 million per year over the next five years. Management is currently working on the asset allocation for the transaction and this estimate might change during the fourth quarter, when we intend to finish the estimate.

(Loss) Income from Operations

Net loss from operations for the nine months ended September 30, 2007 was $4.4 million, compared to a net income from operations of $0.2 million for the nine months ended September 30, 2006. This was due primarily to the following:

•
A decrease in our revenue base of approximately $6.1 million, when comparing the nine month period ended September 30, 2007 to the same period ended September 30, 2006. The decrease in revenue represents approximately $2.2 million in gross margin when compared to the gross margin achieved during the same period in 2006;

•	A decrease of 5.6% or $1.3 million in the gross margin when comparing the nine month period ended September 30, 2007 to the same period ended September 30, 2006; and
•	An increase of approximately $1.0 million in depreciation and amortization cost due to amortization of the intangible asset that was recorded as a result of the Go2Call acquisition.

Interest Income, Net

Interest income, net decreased by approximately $47,000 or 10.7% to approximately $392,000 for the nine months ended September 30, 2007 from approximately $439,000 for the nine months ended September 30, 2006. The decrease is mainly due to the decrease in cash as a result of the Go2Call acquisition and cash used in operating activities.

Income Taxes, Net

We recorded net income taxes of approximately $118,000 for the nine months ended September 30, 2007 compared to approximately $56,000 for the nine months ended September 30, 2006. The change of approximately $62,000 was caused by certain one-time payments to settle various state and local tax claims. There was no income tax provision recorded during the nine months ended September 30, 2007, because of our net loss for the period, although we do pay certain minimum taxes. We have not recorded any tax benefits due to our accrued NOL’s, as we believe that our history of net operating losses and other factors do not support the realization of the benefit of our NOL’s. Accordingly, a full valuation allowance has been recorded against our net deferred tax assets. Management believes that we have enough usable NOL’s in the foreseeable future to offset any net income that we expect to generate at this time. Management understands that if we achieve net income in the future, we will have to reevaluate our valuation of our NOL’s and deferred tax assets.

Net (Loss) Profit

For the nine months ended September 30, 2007, we had a net loss of approximately $4.2 million, or $0.13 per share. For the nine months ended September 30, 2006 we had a net profit of approximately $0.6 million, or $0.02 per share. The decrease in the profit was due to the factors set forth above.

Results of Operations - Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

Revenues decreased approximately $1.2 million or 14.1% to approximately $7.3 million for the three months ended September 30, 2007 from approximately $8.5 million for the three months ended September 30, 2006. Revenues from VoIP telephony services through our reseller and service provider sales efforts (including sales of our Outsourced Platform Solution) decreased by approximately $0.4 million or 6.2% to approximately $6.1 million for the three months ended September 30, 2007 from approximately $6.5 million for the three months ended September 30, 2006. The decrease in revenues was primarily due to intense competition in the market, resulting in price reduction in some market areas. In addition, the following other factors contributed to the decrease in our revenues from our reseller and service providers:

•
Our service agreement with SBC, one of our outsourced platform solution customers, expired and the parties decided not to extend it. Revenues from this agreement represented approximately $400,000 per quarter through the first quarter of 2007 and were recognized during the three months ended September 30, 2006 and not 2007; and

•
The revenues in the third quarter of 2007 include approximately $0.7 million of revenues related to the Go2Call acquisition. Without this acquisition, our historical base revenues would have been lower by $1.1 million or 16.9% compared to the $0.4 or 6.2% noted above. Management still believes that the reseller and service provider market will be our primary revenue driver throughout the balance of the fiscal year, due to enlarged resellers’ customer base originating from the Go2Call acquisition.

In addition to our decrease in reseller and service provider revenues, our revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere decreased by $0.5 million or 35.7% to approximately $0.9 million for the three months ended September 30, 2007 from approximately $1.4 million for the three months ended September 30, 2006, due primarily to a lower number of PC-to-Phone and Broadband Phone calls being placed by a decreasing user base. We have decided that we will not be increasing our investment in our iConnectHere brand, the retail side of our business, as we believe that our reseller and service provider platform coupled with our new joip offering will be the future growth drivers of our business.

The remaining decrease in revenues in the three months ended September 30, 2007 of approximately $0.3 million refers to other income for services provided to our customers.

Overall, our revenues were affected by our preparation for the launch of the Panasonic project and our joip network. We believe that as we work through these launches, we will be able to focus on the reseller and service provider markets and expect to reestablish growth in these markets during the 2008 fiscal year.

Costs and Operating Expenses

Cost of revenues. Cost of revenues was approximately $5.3 million for the three months ended September 30, 2007 and 2006. Results for the three months ended September 30, 2007 represented approximately 27.4% gross margin compared to 37.6% for the three months ended September 30, 2006. When we compare our overall margins for the three months ended September 30, 2007 to the same period in 2006, there was a decrease of 10.2% or a decrease in our gross margin of $0.8 million if we were to apply the difference in rates with our sales for the nine months ended September 30, 2007. The difference in the gross margin was primarily due to:

•	the expiration of our agreement with SBC, which contributed an additional $0.4 million to our gross margin during the three months ended September 30, 2006 as compared to the same period in 2007;
•	an increase in our customer support costs of approximately $0.3 million, which was attributable to the launch of the Panasonic project and our joip network; and
•	an increase in our network costs of approximately $0.2 million in preparation for the launch of the Panasonic project and our joip network.

Management continues to see pricing pressures that are affecting our margins in addition to costs related to the launch of the Panasonic project and our joip network. The additional costs related to the launch of the Panasonic project and our joip network will continue to negatively affect our gross margins in the near future unless we start to achieve penetration in the market for the use of our joip network.

Research and development expenses. Research and development expenses increased by approximately $193,000 or 20.0% to approximately $1.2 million for the three months ended September 30, 2007 from approximately $1.0 million for the three months ended September 30, 2006. As a percentage of revenues, research and development expenses increased to 15.9% for the three months ended September 30, 2007 from 11.3% for the three months ended September 30, 2006. Salaries and related expenses is the main cost component that drives this category. Management has continued to invest in research and development of new products and services consistently from period to period but is unsure that it will continue to maintain this level of research and development investment in the future.

Selling and marketing expenses. Selling and marketing expenses were approximately $1.3 million for the three months ended September 30, 2007 and 2006. As a percentage of revenues, selling and marketing expenses increased to 17.4% for the three months ended September 30, 2007 from 14.9% for the three months ended September 30, 2006. The cost of marketing efforts during the three months ended September 30, 2007 was reduced by the decrease in sales commissions’ expenses resulting from our revenue decline. Due to our recent decline in sales, management is in the process of evaluating our sales and marketing cost structure and we expect to realign it based on our current level of sales

General and administrative expenses. General and administrative expenses increased by approximately $0.2 million or 30.2% to approximately $0.9 million for the three months ended September 30, 2007 from approximately $0.7 million for the three months ended September 30, 2006, primarily due to an increase of $74,000 in professional fees related to our launch of joip and certain one time expense items, and an increase of $143,000 in office, payroll and related expenses. As a percentage of revenues, general and administrative expenses increased to 12.4% for the three months ended September 30, 2007 from 8.0% for the three months ended September 30, 2006.

Depreciation and amortization. Depreciation and amortization increased by approximately $0.4 million or 100% to approximately $0.8 million for the three months ended September 30, 2007 from approximately $0.4 million for the three months ended September 30, 2006 primarily due to amortization of the intangible asset that was recorded as a result of the Go2Call acquisition. Going forward, we expect the amortization of the Go2Call acquisition to represent approximately $0.4 million per quarter based on our preliminary estimates, or $1.5 million per year over the next five years. Management is currently working on the asset allocation for the transaction and this estimate might change during the fourth quarter when we intend to finish the estimate.

(Loss) Income from Operations

Net loss from operations for the three months ended September 30, 2007 was $2.1 million, compared to a net loss from operations of $0.1 million for the three months ended September 30, 2006. This was due primarily to the following:

•
A decrease in our revenue base of approximately $1.2 million, when comparing the third quarter of fiscal year 2007 to the third quarter of fiscal year 2006. This decrease in revenues represents approximately $0.5 million in gross margin when compared to the gross margin achieved during the same period in 2006;

•	A significant decrease of 10.2% or $0.7 million in the gross margin when comparing the third quarter of fiscal year 2007 to third quarter of fiscal year 2006;
•	An overall increase in salary and benefits of approximately $0.4 million; and
•	An increase of $0.4 million in depreciation and amortization cost due to amortization of the intangible asset that was recorded as a result of the Go2Call acquisition.

Interest Income, Net

Interest income, net decreased by approximately $65,000 or 40.1% to approximately $97,000 for the three months ended September 30, 2007 from approximately $162,000 for the three months ended September 30, 2006, due to the cash utilized by the Company in the Go2Call acquisition and cash used in operating activities.

Income Taxes, Net

We recorded net income taxes of approximately $91,000 for the three months ended September 30, 2007 compared to approximately $19,000 for the three months ended September 30, 2006. The change of approximately $72,000 was primarily caused by certain one-time payments to settle various state and local tax claims. There was no income tax provisions recorded during the three months ended September 30, 2007 because we had a net loss for the period, although we do pay certain minimum taxes. We have not recorded any tax benefits due to our accrued NOL’s, as we believe that our history of net operating losses and other factors do not support the realization of the benefit of our NOL’s. Accordingly, a full valuation allowance has been recorded against our net deferred tax assets. Management believes that we have enough usable NOL’s in the foreseeable future to offset any net income that we expect to generate at this time. Management understands that if we achieve net income in the future, we will have to reevaluate our valuation of our NOL’s and deferred tax assets.

Net (Loss) Profit

For the three months ended September 30, 2007, we had a net loss of approximately $2.1 million or $0.06 per share compared to net profit of $30,000 or $0.00 per share for the three months ended September 30, 2006. The decrease in the profit was due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations. As of September 30, 2007, we had an accumulated deficit of approximately $155.6 million.

As of September 30, 2007, we had cash and cash equivalents of approximately $1.5 million, restricted cash and short-term investments of approximately $7.8 million and long-term investments of $1.1 million, or a total of $10.4 million in cash, restricted cash, and short and long term investments, which represented a decrease of $6.6 million as compared to December 31, 2006. The decrease in cash, restricted cash, and short and long term investments was primarily caused by a combination of the net cash used in operating activities of approximately $3.3 million, cash used to purchase the operations of Go2Call of approximately $2.5 million and cash used to purchase property and equipment of approximately $0.7 million.

We generated negative cash flow from operating activities of approximately $3.3 million during the nine months ended September 30, 2007 compared with positive cash flow from operating activities of approximately $1.8 million during the nine months ended September 30, 2006. The decrease in our cash generated from operating activities was primarily driven by our net loss of $4.2 million, decrease in accounts payable of $0.9 million and a decrease of $1.1 million in deferred revenues. Generally, since our revenue base decreased, we noticed a decrease in our termination payable float which, coupled by the loss that was generated for the first nine months of 2007, lead to the negative impact of cash used in operations. Management is in the process of realigning our cost structure with our current business model and is planning to reduce expenses, including a reduction in work force, to better match our current revenue stream. We expect that the effects of our changes will begin to be reflected in our fourth quarter 2007 financial results and be more fully reflected in the beginning of the first quarter of 2008.

Our capital expenditures during the nine months ended September 30, 2007 were $0.7 million compared to $0.6 million for the nine months ended September 30, 2006. We continued to make moderate investments to optimize our overall utilization of our existing domestic and international network infrastructure.

On February 19, 2007, we completed the purchase of the operations of Go2Call.com, Inc., including the assumption of certain deferred income, for approximately $7.0 million. The Company paid approximately $2.5 million in cash and issued approximately 3.0 million shares of our common stock. Additionally, the Company paid approximately $0.5 million in transaction related costs and expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our principal executive officer, or CEO, and principal financial officer, or CFO, with the participation of our management, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and timely reported as provided in the SEC rules and forms.

(b) Changes in Internal Controls.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

On or about August 30, 2007, one of our vendors commenced an action in the Southern District of New York against us for breach of contract, copyright infringement, breach of the duty of good faith and fair dealing and replevin relating to a license agreement that we entered into with the vendor in 2005 to license the vendor's software. In addition, the vendor sought a temporary restraining order and preliminary injunction prohibiting us from using the software during the course of the litigation. The temporary restraining order was denied. The parties are engaged in discovery concerning the preliminary injunction and the underlying case. A hearing on the preliminary injunction is scheduled for December 2 and 3, 2007. We are defending the action and do not anticipate that this will be a material event in the event liability is found, which liability we deny.

We, as well as certain of our former officers and directors, were named as co-defendants in a number of purported securities class actions in United States District Court for the Southern District of New York, arising out of our initial public offering (our “IPO”) in November 1999.  In addition, a number of other issuers and underwriters of public offerings of such issuers (including the underwriters of our IPO) were named as defendants in such class action suits in connection with such public offerings. A proposed omnibus settlement between the plaintiffs and certain issuer defendants (including us) was suspended when the district court signed a stipulation terminating the settlement approval process. The case is currently being litigated against a small number of focus issuers (which does not include the Company) selected by the district court. If the settlement does not occur, and litigation against us recommences, we believe that we have meritorious defenses to the claims us and we intend to defend the case vigorously.

            We are not a party to any other material litigation and are not aware of any other pending or threatened litigation that could have a material adverse effect on us or our business taken as a whole.

Item 1A. Risk Factors.

There are no material changes to our risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC, other than as described below.

The delisting of our common stock from the Nasdaq Capital Market may adversely affect the market price and liquidity of our stock, as well as our business and operations.

Our common stock is currently listed on the Nasdaq Capital Market. As disclosed on the Form 8-K filed by us on September 20, 2007, on September 17, 2007, we received a letter from the Nasdaq Stock Market stating that as of such date we were not in compliance with Marketplace Rule 4310(c)(4) (“Rule 4310(c)(4)”) because the bid price of our common stock had closed below $1.00 for the thirty previous consecutive business days. Pursuant to Marketplace Rule 4310(c)(8)(d), we have been provided an initial period of 180 calendar days, or until March 17, 2008, to regain compliance. If we cannot demonstrate compliance with the minimum bid requirement by that date, Nasdaq will determine whether we meet all of the other listing criteria set forth in Nasdaq Marketplace Rule 4310(c). If we do, then we will receive an additional period of 180 calendar days to achieve compliance. If we do not, our common stock will be delisted from the Nasdaq Capital Market (provided, however, that we may appeal any such determination to a Nasdaq Listing Qualifications Panel).

If our common stock were to be delisted, our shares would continue to trade, if at all, on the OTC Bulletin Board upon application by the requisite market makers. This may adversely affect the market price of our common stock, as well as the liquidity of the market for our shares which, as a result, may adversely affect the ability of our stockholders to purchase and sell their shares in an orderly manner, or at all. Furthermore, a delisting of our shares could damage our general business reputation and impair our ability to raise additional funds. Any of the foregoing events could have a material adverse effect on our business, financial condition and operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on September 4, 2007. At the meeting the following matters were submitted to a vote of our stockholders, and the results were as follows:

(1) Five Directors were elected for a term of one year each, to serve until our next annual meeting of stockholders and until their successors and duly elected and qualified, as follows:

(i) Noam Bardin	24,495,018 votes for; 1,023,010 votes withheld;
(ii) Ilan Biran	24,812,875 votes for; 705,153 votes withheld;
(iii) Benjamin Broder	24,821,275 votes for; 696,753 votes withheld;
(iv) Lior Samuelson	24,821,275 votes for; 696,753 votes withheld; and
(v) Shimmy Zimels	23,880,640 votes for; 1,637,388 votes withheld.

(2)  The proposal to approve an amendment to our 2006 Non-Employee Director Stock Plan was approved by the following vote: 14,819,306 votes for; 462,058 votes against; and 20,730 abstentions.

(3) The proposal to approve an amendment to outstanding options previously granted under the 2004 Non-Employee Director Stock Option Plan was approved by the following vote: 14,814,486 votes for; 456,711 votes against; and 30,897 abstentions.

(4) The proposal to approve an amendment to outstanding options previously granted under the 1999 Directors’ Compensation Plan was approved by the following vote: 14,814,154 votes for; 449,053 votes against; and 38,887 abstentions.

(5)  The appointment of Brightman Almagor & Co., a member firm of Deloitte & Touche, as our independent auditors for the fiscal year ending December 31, 2007 was ratified by the following vote: 25,447,618 votes for; 62,404 votes against; and 8,006 abstentions.

Item 6. Exhibits.

See Exhibit Index on page 20 for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: November 14, 2007	By:	/s/ Shimmy Zimels
Name: Shimmy Zimels
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.