Form 10-K
period 2007-12-31
DELTATHREE INC
filed 2008-03-31
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number: 000-28063

DELTATHREE, INC.
(Exact name of registrant as specified in charter)

Delaware	13-4006766
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
75 Broad Street, 31st Floor New York, New York	10004
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 500-4850

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which the Securities are Registered
Class A Common Stock, par value $0.001 per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant based upon the closing price of the Class A Common Stock as reported by the Nasdaq Stock Market on June 29, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $25,041,517. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's Class A Common Stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

As of March 28, 2008, the Registrant had outstanding 32,870,105 shares of Class A Common Stock, par value $0.001 per share.

Documents incorporated by reference: None

DELTATHREE, INC.
2007 ANNUAL REPORT ON FORM 10-K

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

Our fiscal year ends on December 31 of each calendar year. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending December 31of the calendar year indicated. Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company,” and “deltathree” refer to deltathree, Inc. and its subsidiary deltathree, Ltd., collectively.

ITEM 1.   BUSINESS

Company Overview

We are a leading provider of integrated Voice over Internet Protocol, or VoIP, telephony services, products, hosted solutions and infrastructure. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol, or IP, telephony services. IP telephony, or VoIP telephony, is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. While we began as primarily a low-cost alternative source of wholesale minutes for carriers around the world, we have evolved into one of the premier providers of next generation communication services in the world.

Today we support tens of thousands of active users around the globe through our two primary distribution channels: our service provider and reseller channel and our direct-to-consumer channel. We offer a broad suite of private label VoIP products and services as well as a back-office platform for service providers, resellers, and corporate customers, such as incumbent telecommunications providers, Internet service providers, or ISPs, cable companies, licensed VoIP operators, and various corporate enterprises. Based on our customizable VoIP solutions, these customers can offer private label telecommunications to their own customer bases under their own brand name, a “white-label” brand (where no brand name is indicated and different customers can offer the same product), our iConnectHere, or ICH, brand, or the deltathree brand. At the same time, our direct-to-consumer channel includes our iConnectHere offering (which provides VoIP products and services directly to consumers and small businesses online using the same primary platform) and our recently established joip offering (which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic Communications Co., Ltd., or Panasonic, the world leader in consumer cordless phones). This joip-enabled phone first became available in August 2007 and is currently available in the United States, Canada, United Kingdom and Ireland, Germany, Spain and Austria.

We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and offer our customers a unique suite of IP telephony products, including PC-to-Phone and Broadband Phone products. We differentiate ourselves from our competitors by providing a robust set of value-added services and features that enable us to effectively address the challenges that have traditionally made the provision of telecommunications services difficult, and we offer our products and services to a global customer base in a fashion that meets the disparate needs of this diverse customer base. Our operations management tools include, among others: account provisioning; e-commerce based payment processing systems; billing and account management; operations management; web development; network management; and customer care. We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

Prior to 1999, we focused on building a privately-managed, global network utilizing IP technology, and our business primarily consisted of carrying and transmitting traffic for communications carriers over our network. Beginning in 1999, we began to diversify our offerings by layering enhanced IP telephony services over our network. These enhanced services were targeted at consumers and were primarily accessible through our consumer website. During 2000, we began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases. In 2001, we continued to enhance our unique strengths through our pioneering work with the Session Initiation Protocol, or SIP, an Internet Engineering Task Force standard that has been embraced by industry leaders such as Microsoft and Cisco. These efforts culminated in the launch of our state-of-the-art SIP infrastructure, and in doing so we became the first major VoIP service provider to deploy an end-to-end SIP network and services. In recent years, we have continued our pioneering efforts in SIP and these efforts have yielded significant new releases. For example, we released a next generation SIP-based PC-to-Phone application, certified many new devices which function as access points to our services, and added new features and new calling plans to our offerings.

In 2004, we announced our first major service provider contract, with Verizon Communications Inc.  Since then, we have remained focused on increasing the market penetration of our core VoIP solutions and continuing to diversify and expand our customer base. For example, we diversified our base in 2006 by adding customers for our Hosted Consumer VoIP Solution in markets such as instant messaging and cellular telecommunications. In 2007, we entered into an agreement with Market America, a leading on-line shopping and one-to-one marketing company, pursuant to which Market America launched its Voitel Home Phone Service powered by our Hosted Consumer VoIP Solution platform. In addition, we entered into an agreement with RCN Corporation, a leading provider of video, data, and voice services to residential, business, and commercial/carrier customers, to power its new Starpower Internet Phone Service. As a result, we continued to sell an increasingly diverse set of VoIP products and services to our growing Service Provider and Reseller base. Our product strategy for reaching these customers focused on enhancing our service delivery offering suite by successfully launching customizable modular and comprehensive VoIP solutions, adding new features to our VoIP products, launching new distribution lines for our consumer group, and upgrading our network capacity and features.

As a complement to the initiatives we have taken to organically expand our businesses, we have also been evaluating opportunities for inorganic growth through strategic acquisitions and unique collaborations. In February 2007, we acquired the service provider and consumer business assets including the customer bases of Go2Call.com, Inc., a privately held U.S.-based VoIP solutions provider, for cash and our stock valued at approximately $7.0 million. Moreover, we expect that our strategic collaboration with Panasonic, including our joip offering, will present opportunities for growth as we expand into another market by enabling Panasonic’s Globarange cordless phones to deliver our VoIP services to consumers in various countries worldwide.

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

•	pursue a targeted strategy of identifying and evaluating appropriate acquisition candidates and strategic collaborations that will continue to expand and diversify our customer base.

Industry Background

VoIP is increasingly becoming a widely used alternative technology that can replace services provided by a traditional telephone network. VoIP technology translates voice into data packets, transmits the packets over data networks such as the Internet or privately managed networks (such as our network), and reconverts them into voice at the destination. Unlike traditional telephone networks, VoIP does not use dedicated circuits for each telephone call; instead, the same VoIP network can be shared by multiple users for voice, data and video simultaneously. This type of data network is more efficient than a dedicated circuit network because the data network is not restricted by the one-call, one-line limitation of a traditional telephone network and, as a result, greater traffic can be transmitted over this data network. This improved efficiency creates cost savings that can be passed on to consumers in the form of lower rates or retained by the VoIP provider. Significant cost savings are also achieved for international telephone calls carried over data networks primarily because they bypass the international settlement process, which represents a significant portion of international long distance tariffs. Additionally, VoIP allows for features that are not available on traditional telephony networks - particularly at the consumer level - including voice mail to email forwarding, find me/follow me, web-based control of call forwarding preferences, user account review/revision and a host of other features and functions.

IDC, a market research firm, estimates that U.S. residential VoIP telephony subscribers will grow at a 60% compound annual growth rate from 4.3 million VoIP subscribers in 2005 to 44.0 million subscribers by the end of 2010. Beyond cost savings, we believe that VoIP telephony technologies will further the potential for the Internet to become the preferred medium of communications and commerce. As a result, VoIP has experienced significant growth in recent years due to:

•	improved quality and reliability of VoIP calls due to technological advances, increased network development and greater bandwidth capacity;

•	new product development that allows VoIP providers to offer services not currently offered by traditional telephone companies;

•	greatly improved ease of use, whereby the end-user does not perceive a difference between use of a traditional telephone and a broadband telephone;

•	increasing demand for long distance communication services driven by the increased mobility of the global workforce; and

•	increasing demand for lower cost telephone service around the world.

As a result of these growth trends, various service providers, enterprises and consumers are continuing to procure offerings from VoIP providers such as deltathree. Specifically, consumers in emerging markets are increasingly using VoIP-enabled services, such as IP telephones, to realize significant cost savings on long distance and international calls, while in markets where a significant number of consumers have access to broadband internet services these consumers are increasingly viewing VoIP as a viable and more affordable substitute for their traditional telecommunications provider.

Accordingly, many of the traditional telecommunications providers are looking to deploy VoIP in addition to their current offerings in order not to lose their customers, while cable companies, ISPs and other broadband providers are looking at VoIP service offerings as a way to capture new revenue streams from existing and new customers. These providers have two primary alternative means to develop and deploy VoIP offerings: build them in-house or partner with a company like deltathree and outsource all or a portion of the effort. Those seeking to offer VoIP service offerings by developing an in-house service must learn a vastly different set of platforms and integrate several additional components with their existing systems, which requires the development of significant technical expertise and the deployment and management of substantial capital expenditures. Alternatively, a full service VoIP company, like deltathree, can provide these service providers with the ability to outsource their VoIP services, and thereby effectively reduce the upfront and ongoing cost of providing the service and efficiently reduce the time to market and risks associated with developing and maintaining an in-house VoIP service.

Our Products and Services

Products

We have built a privately-managed, global network using IP technology and offer our customers a broad range and unique suite of IP telephony products. Our VoIP products include:

PC-to-Phone. Our PC-to-Phone offering enables a user to conveniently and inexpensively place a call to a standard telephone anywhere in the world directly from a personal computer while remaining on-line. In order to use this product, a user need only download our software from our website and have access to the Internet. Once our PC-to-Phone application is downloaded and a user account is established, the user is able to place a call from the user's personal computer and, while browsing the Web, speak to a party who uses a standard telephone.

We are able to provide our PC-to-Phone offering at rates generally lower than those charged for traditional circuit switched calls. We are able to do so because our service utilizes packet-switched technology and routes calls directly from the user’s Internet connection onto our privately-managed IP network and to the called destination. This avoids access and other charges associated with traditional international and domestic long distance telecommunications services.

Broadband Phone. Our Broadband Phone product is a complete phone replacement solution available to business and consumer customers over the "last mile" through broadband connections via cable modem, DSL or fixed wireless. Broadband Phone challenges the traditional public switched telephone network, or PSTN, and circuit switched networks with a full VoIP solution. With our high call quality, “always on” reliability and increased functionality provided by the high bandwidth access line, we are able to offer potential partners and their customers some of the most sophisticated VoIP solutions available in the market through a highly scalable, low-cost and easily implemented product. In addition to offering capabilities similar to those offered by traditional telephony providers and allowing users to use their existing phone, Broadband Phone enables a user to conveniently operate features and retrieve voice mail through email, web or a phone interface. For our potential partners, the turnkey or customizable solution is delivered with our full back-end infrastructure, including customer service for end users and service providers, pricing information, fulfillment, billing, provisioning, local number portability, and fraud services. Additionally, Broadband Phone is easily integrated (a variety of devices are available to plug directly into a PC or IP network) so as to allow broadband providers to begin delivering our voice solution rapidly.

 Services

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

•
customer care: we have moved and consolidated traditional first tier customer care functions onto the Web for ease and flexibility and support this with second tier customer care via toll-free access; and

•
network operations care: we provide a Network Operations Center, or NOC, automated trouble ticket system, which enables our customers to submit, manage, and follow-up with technical questions and issues online.

The provision of VoIP telephony products and services through our service provider and reseller sales channel accounted for 85.4% of our total revenues in 2007, while the provision of VoIP telephony through our direct-to-consumer channel accounted for 12.9% of our total revenues in 2007.

Our Distribution Channels

We support tens of thousands of active users around the globe through our two primary distribution channels: the service provider channel and our direct-to-consumer channel. We market, support and distribute our products and services to customers in these channels.

Service Provider and Reseller Channel

We have developed and intend to continue to develop high-value solutions for the large number of service providers and resellers that are focused on providing their customers with VoIP telephony products and services. A description of our service provider and reseller offerings is provided below.

Hosted Consumer VoIP Solution.   Our “Hosted Consumer VoIP Solution” (formerly known as our Outsourced Platform Solution) leverages our VoIP expertise and delivers to our service providers, resellers, and various corporate customers a highly customizable, private-label suite of VoIP products and services. Using our infrastructure, we enable these enterprises to offer their customers any combination of our basic products and services, accessible through a single account. We believe that our Hosted Consumer VoIP Solution brings our customers the value-added services they need to leverage their strong customer bases and generate new revenues. Our largest service provider customers demand a completely customized offering, and we have built our platforms in a manner that efficiently and effectively allows us to deploy a fully customized VoIP offering in a very short amount of time, and at significantly reduced cost when compared to the development of an in-house solution.

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

In 2007, we continued to expand our target markets, and entered into an agreement with Market America, a leading on-line shopping and one-to-one marketing company, pursuant to which Market America launched its Voitel Home Phone Service powered by our Hosted Consumer VoIP Solution platform.  In addition, we entered into an agreement with RCN Corporation, a leading provider of video, data, and voice services to residential, business, and commercial/carrier customers, to power its new Starpower Internet Phone Service. In 2006, our Hosted Consumer VoIP Solution was selected by ICQ Inc., the industry pioneer and a leader in instant messaging, as one of the service providers of its internet-based voice calling service offering.  With this relationship, ICQ’s instant messaging customers throughout the world, outside of the United States, have access to VoIP services and features of deltathree (amongst others).

We intend to continue to add new offerings to our suite of VoIP products and services and strengthen our channels of distribution. As we take such actions, customers can realize new revenue streams from their existing customer base and make their own offering even more powerful and attractive. The products and services delivered under our Hosted Consumer VoIP Solution are supported at all times by our Network Operations Center and our customer care center.

Convergence of the Hosted Consumer VoIP Solution and the Reseller Program. For several years we have offered businesses the opportunity to become resellers of our services through our global reseller program. In the early years of the life of our Company, these resellers met their customers’ needs by purchasing account numbers in bulk at reseller specific rates, and they in turn resold these accounts to private individuals under the deltathree brand, their own brand, or as a white-label product. As our resellers became more sophisticated, we introduced new features and functions that allowed them to develop their own unique price plans and service bundles to more closely align their offerings with their own customers’ unique needs. In addition, we developed, and intend to continue to develop, increasingly sophisticated online toolsets to allow our resellers to better manage their internal processes and enable them to utilize our web-based customer care tools to provide customer service to their end-users through their own customer service team. Moreover, in order to attract and retain a variety of different resellers across the globe, we have continuously tested and certified for use with our VoIP services and network many different SIP devices manufactured by various vendors. We have certified many SIP devices that operate in different network environments, such as dial-up, broadband, cable, and satellite or Vsat. Based on these actions, we have increasingly set ourselves apart from our competitors by moving from an undifferentiated source of “telecom minutes” to a highly differentiated partner by providing these customers with a full suite of tools to manage and grow their business.

 In doing so, the lines of differentiation between service providers and resellers continue to narrow as they grow increasingly similar. Both service providers and resellers are looking to leverage their unique own brands by selling sophisticated products and services to their own customers under their own brand, with their own look and feel. As such, our reseller customers are looking for advanced VoIP feature sets and applications to support their ability to deliver unique calling plans and bundled services to their end customers. Our customers’ desire for, and our ability to deliver, these increasingly sophisticated offerings supported by a variety of certified devices in different network environments is proving to be a critical competitive advantage in terms of growing sales with existing customers, securing new customers, and converting customers from other vendor platforms. In order to continue to provide our reseller customers the best features and services available, we are constantly assessing our customer needs and deploying new enhanced services for the VoIP reseller market. During 2005 and 2006, we realized that our global reseller business was aligned with our Hosted Consumer VOIP Solution business because customers for both of these products and services already had access to the same features and functions. We, therefore, decided to combine these customer groups. We believe that this group will be more strategically aligned with the market and we expect to benefit from synergies from both of these customer bases.

Go2Call Acquisition. We strengthened our service provider and reseller channel and our direct-to-consumer channel and expanded our presence into new regions of the world with our acquisition of the service provider and consumer business assets, including the customer bases, of Go2Call. In connection with this asset transaction, which was completed in February 2007, we paid to Go2Call approximately $7.0 million in a combination of cash and our stock and did not assume any liabilities other than the obligation to provide continued services to the acquired customer bases. Go2Call has been a leader in the VoIP industry and has delivered turnkey VoIP solutions to a variety of service providers, including telecom carriers, ISPs, broadband providers and licensed VoIP operators. Go2Call’s customer base consisted of approximately 95% service providers and 5% consumers located in approximately 100 countries throughout the world and, therefore, this strengthened our own customer base in most of these countries. Due to Go2Call’s geographical mix of customers, this acquisition has also brought us an increase in market penetration in certain key countries such as Brazil and Vietnam where we traditionally have not had a strong presence. Based on the similarity of offerings and customer bases and the complementary geographical mix, we were able to transition the Go2Call customers to our network in 2007.

Direct-to-Consumer Channel

Our direct-to-consumer channel includes our recently established joip offering, which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic (the world leader in consumer cordless phones) and our iConnectHere offering, which provides VoIP products and services directly to consumers and small businesses online. Prior to the recently launched joip offering, ICH was traditionally our direct-to-consumer channel. A description of these offerings is provided below.

joip: deltathree and Panasonic strategic alliance. We believe that with joip, our recently launched consumer brand, we have developed a unique, powerful, and innovative offering in both the VoIP and the cordless telephone markets. In connection with our strategic cooperation with Panasonic, which began in 2006, Panasonic and we have created, developed and are offering joip-enabled Panasonic Globarange telephones. Our joip offering is the exclusive VoIP service embedded in Panasonic’s Globarange series of innovative hybrid two-line cordless phones, which provide both landline and VoIP services. Because our VoIP services are embedded in this hybrid cordless telephone, there is no requirement for any software downloads, external adaptors or other complicated procedures. The customers merely plug the phone into their broadband connection and are able to communicate. Additionally, customers of the Globarange telephones are able to talk to each other for free through the use of the joip services, and are also be able to purchase a variety of enhanced features and value-added services. Through our joip offering and extensive experience in VoIP services and Panasonic’s consumer electronics expertise and vast distribution channels, Panasonic and we aim to create a global community by providing free calling between joip-enabled Globarange phones in all regions of the world. We commenced the development and launch of this offering in August 2007.  This phone is currently available in the United States, Canada, United Kingdom and Ireland, Germany, Spain and Austria.

We believe that this offering has many unique competitive advantages, such as:

•	dual functionality, in that it supports both VoIP services and traditional landline services;

•	end users maintain their traditional landline service;

•	customers are able to speak to each other for free;

•	strong brand recognition, consumer electronic experience, and vast distribution channels of Panasonic;

•	no set-up installation procedures, software downloads, external adaptors, or service contracts; and

•	the joip-enabled phone can be purchased through the customary mass market distribution retailers and channels - providing for a traditional consumer purchase experience.

Due to the features, functionality, and purchase experience, we believe that this offering could have a significant impact in expanding VoIP technology from the early adaptor phase into the mass market phase.

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

Through iConnectHere, consumer users can:

•	sign up for any of our services, including PC-to-Phone and Broadband Phone;

•	download our software and/or order IP-based Broadband Phone devices;

•	recharge their accounts, either by entering their credit card information or authorizing automatic recharging;

•	send a PC-to-Phone call;

•	check real-time billing and usage information;

•	communicate by e-mail with a customer service representative; and

•	view answers to frequently-asked questions.

Our Competitive Advantages

We believe we have several core competitive advantages that will allow us to maintain and expand our position as a leading provider of VoIP services.

Experience and Expertise in VoIP. We pioneered the development and deployment of commercially viable VoIP products and standards, and in doing so we have become a widely recognized provider of VoIP around the world. We have a proven track record of deploying robust, modular or comprehensive VoIP offerings to some of the most demanding large or mid-sized service providers, while successfully managing our VoIP services around the world and across a variety of networks and technologies. Over our twelve-year history, our engineering teams have consistently demonstrated their ability to develop and deploy innovative platforms (including what has become the dominant VoIP technology standard, SIP) while our research and development team has created inventive new products, feature enhancements and applications to improve the performance and quality of our services (including our innovative joip offering, which we have developed in connection with our strategic alliance with Panasonic). Our service provider and reseller solutions leverage the leading edge platform we developed for our own direct-to-consumer VoIP business and the lessons learned from first-hand experience in developing and deploying VoIP services around the world for more than a decade.

Scale. We deliver VoIP telephone services to tens of thousands of active, paying consumer and business users in over 100 countries through our direct-to-consumer channel, our service provider customers, and our global distribution network of approximately 400 resellers. As end-users around the world continue to look for alternative and improved telecommunications services, we can employ our products and services to a growing distribution network and capitalize on our existing relationships to partner with incumbent telecommunications providers, cable companies, ISPs, licensed VoIP operators, and various corporate enterprises. We expect to be well positioned to effectively and quickly deliver new products and services to large numbers of consumers through large and small service providers, resellers and our direct-to-consumer channel.

Strategic Relationships. We have established or expect to establish and expand our strategic relationships with large and mid-sized incumbent telecommunications providers, cable operators, ISPs, licensed VoIP operators, and various corporate enterprises. Through our innovative collaboration with Panasonic and our joip offering, we expect to develop a significant new market for our services and to have a significant impact in expanding VoIP technology from the early adaptor phase into the mass market phase. Through our relationships with companies such as Level 3 Communications and XO Communications, we are able to obtain access to high quality telecommunications services and networks at competitive prices, and also obtain access to such companies’ existing and potential partners. We believe our VoIP telephony platform, combined with our strategic relationships with a variety of leading providers around the world, will enable us to continue to differentiate ourselves from other VoIP providers.

Our Strategy

Our strategy is to become a leading provider of VoIP telephony products and services, worldwide. The following are key elements of our strategy:

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

Create Global Community with joip. Through our joip offering and extensive experience in VoIP services and Panasonic’s leading consumer electronics expertise and vast distribution channels, Panasonic and we aim to create a global community by providing free calling between joip-enabled Globarange phones in all regions of the world.  We are looking to leverage this strategic partnership to develop our direct-to-consumer channel and build value by up-selling a variety of enhanced features and value-added services to purchasers of these phones.

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

Service Provider and Reseller Channel

Service Provider Sales.     We have developed and deployed a focused sales team that specifically targets large and medium incumbent telecom providers, mid-sized to smaller cable companies, ISPs and other broadband service providers, virtual network operators, licensed VoIP operators, and various corporate enterprises. This highly talented team markets to these customer targets around the world, focusing on developed and developing markets in the United States, Europe, Latin America and Asia. Our well-known success in deploying sophisticated solutions to the most demanding large telecom providers supplies us with significant leverage as we introduce these services to other service providers.

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

Using our platform and solutions, resellers can quickly and easily sell our products to their own customers in their own specific markets.

Direct-to-Consumer Channel

joip: deltathree and Panasonic strategic alliance. We launched our joip service and Globarange offering with Panasonic in August 2007. In this strategic alliance Panasonic will use its leading global experience and well-established product distribution channels to market and sell the product in each applicable local market. We will engage in a variety of targeted strategies through the use of on-line media, direct marketing and inbound telemarketing to market our joip offering. Panasonic and we, together, have begun to market the joip-enabled Globarange phone to specific key channels.

iConnectHere.   We have developed low-cost, diversified promotional programs to stimulate demand for our iConnectHere services. Our promotional programs include:

•
On-line “affiliate” agent commission program. We have developed a Web-based agent program that allows for rapid agent enrollment and agent account maintenance. Agents may devise their own marketing programs, including Web-links, direct mail campaigns or co-branding of our services in select markets. Agents receive as commissions a percentage of revenue generated from end users who sign up for our services through the agent's website.

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

Our network is built around a high availability backbone that connects New York, Los Angeles, Atlanta, London, Frankfurt and Hong Kong. In each of, and between, these locations we maintain multiple interconnections or peering arrangements with Internet backbone and voice providers. These points are strategically located to allow access from our network to and from the Internet with the best performance. While operating as a private extension of the Internet, our backbone has a high level of security designed to isolate it from security threats found on the public Internet.

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

Support

Our NOC monitors and manages our network from a central location, seven days a week, 24 hours a day. The NOC monitors all aspects of our network, including the routers, databases, switches, leased lines, Internet connections, gatekeepers and gateways, to ensure that they are functioning at optimal levels. In the event of a failure of any of these network components, NOC personnel are provided with a real time, systems-generated notification via an instant messaging system consisting of pagers, cellular phones, screen pop-ups and e-mail, which identifies the malfunction so that proper measures can be taken to restore service in a timely fashion. Our NOC utilizes a combination of proprietary and leading industry technologies as well as unique applications developed by us. The NOC serves all of the different parts of our operations environment, including network nodes, Web servers and specific applications.

We provide customer support on various levels to different customers. With respect to certain of our service provider and reseller customers, we provide customer care and technical support directly to these customers, and they in turn provide their own support directly to the end user. With some of our other service provider and reseller customers, we provide customer care and technical support, on behalf of the customer, directly to the end user. Customers of iConnectHere receive technical support and customer care through e-mail support.

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

Suppliers

We outsource to third-party vendors the provisioning of certain of our local telecommunications services, including local phone numbers, access to the PSTN, operator assistance, directory listings and assistance, E-911 emergency services and local number portability. We also outsource the provisioning of our consumer premises equipment, such as our analog telephone adapters, IP Phones and gateways, and certain aspects of our customer care services. We do not rely on any one specific vendor for providing these services, except for E-911 emergency services and certain specific services of customer care. While we believe our relations with our suppliers are good, we believe that we could replace our suppliers if necessary and that although our ability to provide services to our customers may be impacted in such a case we do not expect that this would have a significantly adverse affect on our business, financial condition and results of operation.

Proprietary Rights

We rely and expect to be able to rely on trademark and trade secret laws, confidentiality agreements and other contractual arrangements with our employees, strategic partners and others to protect our proprietary rights.

We have registered trademarks, and have filed applications for additional registrations, for “deltathree®”, “iConnectHere.com®”, “joip®”, “joipy®”, “Click It®” and other trademarks in the United States and internationally. In connection with our acquisition of the Go2Call businesses, we acquired the “Go2Call®” trademark and a variety of trade-marked derivatives of “Go2Call®”. However, these trademarks may not provide adequate protection against competitive technology and may not be held valid and enforceable if challenged. We do not own any registered copyrights.

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

VoIP E-911 Matters

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of "interconnected VoIP services", meaning VoIP services that can be used to send and receive calls to or from users on the PSTN. The order applies to our iConnectHere customers. We do not believe that we are responsible for compliance with this order in connection with the services sold to our customers who purchase our services for the provision of services directly to end users. Clarification of this issue has been raised by similar providers with the FCC, however, the FCC has not addressed it to date and we cannot predict how the FCC would rule on this issue. Furthermore, depending on the FCC’s ruling on this issue, we cannot predict whether we would be subject to any third-party litigation in connection with such customers who resell our services.

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

We also have taken many significant steps to comply with the enhanced emergency service rules, but we were unable to comply with all of the requirements of the FCC's order by the November 28, 2005 deadline. Almost all of our iConnectHere customers currently receive E-911 service in conformity with the FCC’s order, but some may not receive such service. These are customers who were receiving service prior to the FCC’s deadline for compliance with the E-911 regulations. The FCC permitted service providers to continue to provide service to those existing customers rather than disconnect those customers. Pursuant to the FCC’s requirement, after the implementation of the FCC E-911 requirements, we provide services to customers only where we can provide the FCC required E-911 service. We may be required to stop serving those iConnectHere customers to whom we cannot provide the required enhanced emergency dialing capabilities that were being serviced prior to the issuance of the FCC’s rules at any time, but this is difficult to predict at this time.

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

Bundling of DSL and Voice Services by Incumbent Telephone Companies

In March 2005, the FCC ruled that state public utility commissions cannot require that incumbent telecommunications carriers permit competing carriers to provide voice service to retail customers over the same copper wires used by the incumbent carriers to provide DSL service. As a result of this ruling, many incumbent carriers no longer permit retail customers to purchase DSL as a stand-alone service. This ruling makes our service much less attractive to customers who obtain broadband Internet access through an incumbent telecommunications carrier because the incumbent carrier can require them to buy voice service together with DSL. While some incumbent carriers make DSL available on a stand-alone basis, they have no legal obligation to do so and could discontinue such offerings at any time. However, in connection with its approval on October 31, 2005, of the mergers of SBC and AT&T and Verizon and MCI, the FCC required each of the merged companies to offer DSL service for two years from the implementation of stand-alone DSL service, but no more than three years from the date of the FCC’s merger orders. The two combined companies also agreed to offer “naked DSL” services for a period of thirty months from the effective dates of the mergers as a condition for approval of their respective mergers. These conditions could make our service more attractive to our customers who obtain broadband Internet access through the merged entities. In addition to the FCC's requirements, some states imposed conditions on their approvals of the mergers that require the merged companies to offer stand-alone DSL.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act, or CALEA, requires certain communications service providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. On September 23, 2005, the FCC released an order concluding that CALEA applies to interconnected VoIP providers. The FCC established a deadline of May 14, 2007, for VoIP providers to comply with the requirements of CALEA. In May 2006 the FCC released an order finding that broadband Internet access service providers and interconnected VoIP providers are required to implement the same type of CALEA requirements that have been applied to wireline telecommunications carriers. These include obligations to (1) ensure that communications equipment, facilities, and services meet interception assistance capability requirements and (2) develop system security policies and procedures to define employee supervision and record retention requirements. The FCC determined that interconnected VoIP providers may rely on standards developed by industry standards-setting bodies as a “safe harbor” for CALEA implementation and may use trusted third parties as a reasonable method of achieving CALEA compliance. In either case, however, the interconnected VoIP provider remains responsible for compliance with the CALEA requirements.  As a result of the steps we have taken, we believe that we comply with the CALEA.

Universal Service Fund

The FCC decided in June 2006 that interconnected VoIP service providers should be required to contribute to the universal service fund, or USF, on an interim basis. The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end-user interstate services. The FCC developed three alternatives under which an interconnected VoIP service provider may elect to calculate its universal service contribution: (1) an interim safe harbor that assumes 64.9% of the provider’s end user revenues are interstate; (2) a traffic study to determine an allocation for interstate end user revenues; or (3) actual interstate and international end user revenues. If an interconnected VoIP service provider calculates its universal service contributions based on its actual percentage of interstate calls, the interstate classification of the service might no longer apply, in which case the interconnected VoIP service provider could be subject to regulation by each state in which it operates as well as federal regulation. In addition, the FCC is considering a number of proposals that could alter the way that the USF is assessed. For instance, the FCC is considering an assessment based on the use of telephone numbers. The FCC also is considering whether to apply universal service requirements to interconnected VoIP service providers on a permanent basis, and how contributions should be assessed in the future. Further, some states are looking at whether VoIP services should be subject to state universal service contribution requirements. We cannot predict how the courts, the FCC, and states may rule on these matters. Any changes to the assessment and recovery rules for universal service may affect our financial results.

Customer Proprietary Network Information

On April 2, 2007, the FCC issued an order that tightened existing rules on protection and use of Customer Proprietary Network Information, or CPNI, and extended coverage of the CPNI rules to interconnected VoIP service providers (such as the Company). Although the rules are aimed in large part at preventing the practice of pretexting (in which a caller impersonates a phone customer to gain access to his or her phone records), the rules impose greater obligations on us and other companies like us to protect customer calling and network information and to file formal certifications with the FCC regarding procedures for protecting this information. Failure to comply is subject to FCC enforcement. The new rules went into effect on December 8, 2007. We do not expect these rules, or our ability to comply with them, to have a material adverse effect on our operations, financial position or results of operations.

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

International

The regulatory treatment of Internet and Internet-based voice services, including IP telephony or VoIP, outside of the United States varies widely from country to country. A number of countries may prohibit Internet and IP telephony, while other countries expressly permit but regulate Internet and IP telephony. Some countries evaluate proposed Internet and IP telephony service on a case-by-case basis to determine whether any regulation is necessary or whether it should be regulated as a voice service or as another telecommunications or data service. Finally, in many countries neither Internet nor IP telephony have been addressed by legislation or regulatory action as of the date of this filing. Although we strive to comply with applicable international IP telephony regulations, we cannot be certain that we are in compliance with all of the relevant regulations at any given point in time.

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

As we make our services (particularly joip) available in foreign countries, and as we facilitate sales by our network partners to end users located in foreign countries, such countries may claim that we are required to qualify to do business in the particular foreign country. Such countries may also claim that we are subject to regulation, including requirements to obtain authorization for the provision of voice telephony or other telecommunications services, or for the operation of telecommunications networks.  Indeed, in connection with the launch of our joip service, we have registered to provide the service in various foreign countries and expect that we will be required to register in additional foreign countries in the future. It is also possible that such countries may claim that we are prohibited in all cases from providing our services or conducting our business in those countries. Failure to qualify as a foreign corporation in certain jurisdictions, or to comply with foreign laws and regulations, may adversely affect our business. In addition, we cannot predict how a regulatory or policy change of a particular country might affect the provision of our services.

Our network partners may also currently be, or in the future may become, subject to requirements to qualify to do business in a particular foreign country, comply with regulations (including requirements to obtain authorizations for the provision of voice telephony or other telecommunications services or for the operation of telecommunications networks) or cease providing services or conducting their business as conducted in that country. We cannot be certain that our network partners either are currently in compliance with any such requirements, will be able to comply with any such requirements, and/or will continue in compliance with any such requirements.

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

Competition

We compete primarily in the market for enhanced VoIP telephony. This market is highly competitive and there are numerous competing service providers. We believe that the primary competitive factors determining our success in the VoIP telephony market are: quality of service and network capacity; the ability to meet and anticipate customer needs through multiple service offerings and feature sets; customer services; and price.

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

IP Telephony Providers. Many companies provide, or are planning to provide, certain portions of the complete communications solution we offer, including Net2Phone, Vonage, and MediaRing.

Traditional Telecommunications Carriers and Broadband Services Providers. Several traditional telecommunications companies, such as AT&T, Sprint, Deutsche Telekom, and Qwest Communications International, and established broadband services providers, such as Time Warner, Comcast, and Cablevision, have announced VoIP telephony services and products and/or their intention to offer such products and services in both the United States and internationally. All of these competitors are significantly larger than we are and have:

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

Revenues and Assets by Geographic Area

For the year ended December 31, 2007, approximately $16.8 million, or 56.9%, of our revenue was derived from international customers, and $12.7 million, or 43.1%, was derived from customers in the United States. Most of our long-lived assets are located in the United States. For more detailed information concerning our geographic segments, see Note 13 to our financial statements included elsewhere in this Annual Report.

Employees

As of December 31, 2007, we employed 128 full-time and 20 part-time employees, of which 124 were located in Israel and 24 were located in New York. We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

Available Information

Our Internet address is www.deltathree.com. Through a link at the Investor Relations section of our website located at www.deltathree.com, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC.

ITEM 1A.   RISK FACTORS

Our business, financial condition and results of operations and the trading price of our common stock could be materially adversely affected by any of the following risks as well as the other risks highlighted elsewhere in this Annual Report, particularly the discussions about regulation, competition and intellectual property. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to our Company

We have a history of losses and we are uncertain as to our future profitability.

Except for the year ended December 31, 2006, in which the Company reported net income of approximately $500,000 but a net loss from operations of $52,000, the Company has had a history of significant losses since its inception, and we may continue to incur significant losses for the foreseeable future. We reported net losses of $9.3 million in 2007 and $0.9 million in 2005. As of December 31, 2007, our accumulated deficit was approximately $161.0 million. Our revenues may not grow or even continue at their current level. Going forward, we will need to increase our revenues and lower our current cost structure to obtain profitability. If our revenues do not increase and/or if we are unable to reduce our expenses, we may not be able to reach profitability again. We cannot assure you that we will be able to obtain profitability on a quarterly or annual basis in the future.

We may not be able to expand our revenue.

Our business strategy is to expand our revenue sources and our distribution channels in order to include the provision of VoIP telephony to different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are primarily generated by sales of our VoIP telephony products and services through our direct-to-consumer channel and our service provider and reseller sales channel (including sales of our Hosted Consumer VoIP Solution). VoIP telephony from these channels generated 98.3%, 94.6% and 96.1% of our total revenues in 2007, 2006 and 2005, respectively.

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

While we believe we have sufficient funds to meet our working capital requirements for at least the next fiscal year, if our cash flow from operations is not sufficient to meet our capital expenditure and working capital requirements we will need to raise additional capital. There can be no assurance that we will be able to raise such additional capital on favorable terms or at all. If we will not have sufficient funds to meet our working capital requirements and are unable to obtain additional capital we will be required to reduce the scope of our business, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Acquisitions are inherently risky. We can not be certain that our previous or future acquisitions will be successful and will not materially adversely affect the conduct, operating results or financial condition of our business. We paid approximately 60% of the purchase price for our Go2Call acquisition with shares of our common stock. If we continue to issue common stock or other equity-related purchase rights as consideration in future acquisitions, current shareholders’ percentage ownership and earnings per share may become diluted.

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

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, or its performance or reliability may decline. In addition, websites may from time to time experience interruptions in their service as a result of power outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, customers’ use of the Internet and our products and services as a means of communications could decline or may not grow as we anticipate.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. We maintain communications systems in facilities in New York, Los Angeles, Atlanta, London, Frankfurt and Hong Kong.. Although we have designed our network to reduce the possibility of disruptions or other outages, our systems and those that connect to our network are subject to damage or interruption from natural disasters, power loss, communications failure, hardware or software malfunction, network failures, physical or electronic break-ins, sabotage, computer viruses, intentional acts of terrorism or vandalism and other events that may be or may not be beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

Substantially all of the VoIP telephony calls made by our iConnectHere customers and a large percentage of our service providers and reseller customers are connected through local telephone companies and, at least in part, through leased facilities that may become unavailable.

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

We have experienced losses due to fraud. While in 2007 we experienced losses from fraud of less than 1% of our revenues, callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. While we have continued to implement anti-fraud measures in order to control losses relating to these practices, and these measures have proven to be effective today, these measures may not in the future be sufficient to effectively limit all of our exposure in the future from fraud and future losses could rise significantly above current levels.

We need to retain key personnel to support our products and ongoing operations.

The marketing and operations of our VoIP products and services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other key employees who have critical industry experience and relationships that we rely on to implement our business plan. Except for Mr. Shimmy Zimels, our Chief Executive Officer, and Mr. Lior Samuelson, our Chairman of the Board, none of our officers or key employees is bound by employment agreements for any specific term. The loss of the services of any of these officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees.

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

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively or at all, which could limit our growth. Currently, there are several countries where regulations prohibit us from offering service. These regulations have had an impact on us in 2007, particularly in connection with our offering of the joip service. We cannot assure you that these conditions will not have a material effect on our revenues and growth in the future. In addition, because customers can use our services almost anywhere that a broadband Internet connection is available, including countries where providing VoIP services is illegal, the governments of those countries may attempt to assert jurisdiction over us, which could expose us to significant liability and regulation. For a more detailed discussion of the regulation of IP telephony, see "Regulation."

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

We are not currently accepting customers in areas where we cannot provide E-911 service in conformity with the FCC’s rules. This has adversely impacted the ability of ICH to accept new customers and may also have an adverse effect on our sales to customers who resell our service.

Various fees and taxes will increase our costs and our customers' cost of using our services.

        There are numerous U.S. state and municipal and other fees and taxes assessed on traditional telephone services that we believe have not been applicable to us and that we have not paid in the past. However, we may begin to collect and remit some of these fees and taxes in the future. To the extent we increase the cost of services to our customers to recoup some of these costs of compliance this will have the effect of decreasing any price advantage we may have. Moreover, if we are subject to various state and municipal regulations and taxes in the U.S., this would increase our costs of doing business, and adversely affect our operating results and future prospects.

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

States have taken or may take the position that we should have collected sales and excise taxes in the past. If so, they may seek to collect those past taxes from us and impose fines, penalties or interest charges on us. Our payment of these past taxes and related charges could have a material adverse effect on us.

There may be risks associated with our ability to comply with funding requirements of the USF and similar state or federal funds, or that our customers will cancel service due to the impact of these or other price increases to their service.

   On June 21, 2006, the FCC expanded the base of USF contributions to interconnected VoIP providers. The Company may calculate its USF contribution based on any one of three methods: (1) a safe harbor percentage of interstate revenue of 64.9% of total VoIP service revenue, (2) a traffic study that has been approved by the FCC, or (3) reporting based on actual interstate end user telecommunications revenues. The Company is currently calculating its contribution based on the safe harbor. We began contributing to the USF during the fourth fiscal quarter of 2006, and as allowed by the FCC we began charging our end user subscribers a USF surcharge fee equal to the USF contribution amounts we must contribute based upon our subscribers' retail revenues. The USF contribution applies to the revenue from our direct-to-consumer channel. In general, revenue from our Service Provider and Reseller channel is not subject to the contribution because most of our customers from this channel are exempt from USF or make their own contribution. The impact of this price increase on our customers or our inability to recoup the costs or liabilities in remitting USF contributions or other factors could have a material adverse effect on our financial position, results of operations and cash flows.

The FCC continues to evaluate alternative methods for assessing USF charges, including imposing an assessment on telephone numbers. The outcome of the FCC’s evaluation cannot be determined at this time.

Risks Related to our Relationship with Atarey

Atarey exercises significant control over all matters submitted to a stockholder vote.

Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd., or Atarey, owns approximately 40% of the voting power and economic interest in us, and is the largest holder of our stock. As long as Atarey continues to beneficially own such a significant percentage of our capital stock and there are no other major stockholders, Atarey will be able to exercise a significant influence over decisions affecting us, including:

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

           Atarey’s significant ownership could delay, deter or prevent a third party from attempting to acquire control of us. This may have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of us, even though such a change in ownership would be economically beneficial to us and our stockholders.

Risks Related to our Common Stock

Volatility of our stock price could adversely affect our stockholders.

From the time that trading commenced in our common stock in November 1999, the market price of our common stock has been highly volatile and may continue to be volatile and could be subject to wide fluctuations in response to factors such as:

•	the market price for the stock of our major competitors;

•	variations in our actual or anticipated quarterly operating results or those of our competitors;

•	announcements by us or our competitors of technological innovations;

•	introduction of new products or services by us or our competitors;

•	conditions or trends in the Internet industry;

•	changes in the market valuations of other Internet companies;

•	announcements by us or our competitors of significant acquisitions;

•	our entry into strategic partnerships or joint ventures; and

•	sales of our common stock by Atarey.

All of these factors are, in whole or part, beyond our control and may materially adversely affect the market price of our common stock regardless of our performance.

Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. In addition, the market price for shares of telecommunications, Internet-related and technology companies has dramatically decreased. We cannot assure you that our common stock will trade at the same levels of other telecommunications or Internet stocks or that telecommunications or Internet stocks in general will sustain their current market prices.

The delisting of our common stock from The Nasdaq Capital Market may adversely affect the market price and liquidity of our stock, as well as our business and operations.

Our common stock was delisted from The Nasdaq Capital Market, and began to be listed and traded on the OTC Bulletin Board, on March 28, 2008. As disclosed in the Form 8-K filed by us on March 25, 2008, on March 19, 2008 we received notification from The Nasdaq Stock Market indicating that trading would be suspended and the common stock delisted from the Nasdaq Capital Market at the opening of business on March 28, 2008, unless we chose to appeal Nasdaq’s determination.   We had received notice from The Nasdaq Stock Market on September 17, 2007 indicating that we were not in compliance with Marketplace Rule 4310(c)(4) because the bid price of the common stock had closed below $1.00 for the previous 30 consecutive business days.  We were provided a period until March 17, 2008 to regain compliance with Rule 4310(c)(4) at which time, if we had not regained compliance, Nasdaq would determine whether we met the Nasdaq Capital Market initial listing criteria set forth in Nasdaq Marketplace Rule 4310(c) except for the bid price requirement.  The notification from Nasdaq stated that the Company had not regained compliance with Rule 4310(c)(4) and does not meet the initial listing criteria. The Company chose not to appeal Nasdaq’s determination.

The suspension of trading and delisting of our shares from The Nasdaq Capital Market, and listing and trading on the OTC Bulletin Board, may adversely affect the market price of our common stock, as well as the liquidity of the market for our shares which, as a result, may adversely affect the ability of our stockholders to purchase and sell their shares in an orderly manner, or at all. Furthermore, the delisting of our shares could damage our general business reputation and impair our ability to raise additional funds. Any of the foregoing events could have a material adverse effect on our business, financial condition and operating results.

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

Our costs of operations have at times been affected by changes in the cost of our operations in Israel resulting from changes in the value of the Israeli shekel relative to the U.S. dollar. Recently, the weakening of the dollar relative to the shekel has significantly increased the costs of our Israeli operations, stated in U. S. dollars.

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

We may be negatively impacted by employees being called for army service.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

We lease our executive offices at 75 Broad Street, New York, New York at an annual cost of approximately $731,000, which increases annually to $815,000 for the final year of the lease. The term of the lease is until July 2010, with an option to extend the lease for an additional five years. In October 2003 we entered into a sub-lease agreement with a third party to sub-lease approximately 30% of the overall New York office space. The annual sub-lease income was $156,000 for 2007, increasing annually to $168,000 for the final year of the sub-lease, and the term extends until July 2010.

We lease a 1,290 square meter office, which houses our research and development facilities, in Jerusalem, Israel, at an annual cost of $220,000.  In September 2005, we signed an amendment that extended our lease term through December 2009. We have an option to further extend the term of the lease for an additional five years through December 2014.

 ITEM 3.   LEGAL PROCEEDINGS

On or about August 30, 2007, one of our vendors commenced an action in the Southern District of New York against us for breach of contract, copyright infringement, breach of the duty of good faith and fair dealing and replevin relating to a license agreement that we entered into with the vendor in 2005 to license the vendor's software. In addition, the vendor sought a temporary restraining order and preliminary injunction prohibiting us from using the software during the course of the litigation. The temporary restraining order was denied, however we have since stopped using such vendor’s software and have begun using software provided by a different vendor. On February 4, 2008, we filed a motion for partial summary judgment, to which the other side submitted a reply.  Although we denied any liability, we argued that the agreement between us and such vendor clearly limits the amount of our total liability to the aggregate amounts we had paid such vendor ($111,350).  Rather than incur the costs and expenses (including attorneys’ fees) that would be required to defend the action – which we believe would certainly be greater than $111,350 – we petitioned the court to require the vendor to accept such amount from us as a full and final settlement of all amounts owing between the parties and, upon our tendering such amount, to dismiss the case.  The court has not yet ruled on this motion.  In the event that our motion is not granted, we plan to continue to defend the action and do not anticipate that this will be a material event in the event liability is found.

We, as well as certain of our former officers and directors, were named as co-defendants in a number of purported securities class actions in United States District Court for the Southern District of New York, arising out of our initial public offering, or IPO, in November 1999.  In addition, a number of other issuers and underwriters of public offerings of such issuers (including the underwriters of our IPO) were named as defendants in such class action suits in connection with such public offerings. A proposed omnibus settlement between the plaintiffs and certain issuer defendants (including us) was suspended when the district court signed a stipulation terminating the settlement approval process. The case is currently being litigated against a small number of focus issuers (which does not include the Company) selected by the district court. If the settlement does not occur, and litigation against us recommences, we believe that we have meritorious defenses to the claims us and we intend to defend the case vigorously.

We are not a party to any other material litigation and are not aware of any other pending or threatened litigation that could have a material adverse effect on us or our business taken as a whole.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “DDDC”. The listing of our common stock was transferred from The Nasdaq National Market (where it had traded since November 22, 1999) to The Nasdaq Capital Market effective on September 17, 2002, and from The Nasdaq Capital Market to the OTC Bulletin Board effective on March 28, 2008.

 The following table sets forth the per share range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low
Year ended December 31, 2006
First quarter	3.42	2.52
Second quarter	3.19	2.32
Third quarter	2.15	1.56
Fourth quarter	2.03	1.22
Year ended December 31, 2007
First quarter	1.83	1.32
Second quarter	1.79	1.24
Third Quarter	1.25	0.66
Fourth Quarter	0.77	0.40
Year ended December 31, 2008
First Quarter (through March 28, 2008)	0.49	0.15

Holders

As of March 28, 2008, we had 167 holders of record of the 32,870,105 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Persons

None.

ITEM 6.   SELECTED FINANCIAL DATA

You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu, independent certified public accountants, audited our historical financial statements since inception. The selected financial data for each of the years in the three-year period ended December 31, 2007, and as of December 31, 2007 and 2006 is derived from our audited financial statements that have been included in this Annual Report. The selected financial data as of December 31, 2003, 2004 and 2005 and for the years ended December 31, 2003 and 2004 is derived from consolidated financial statements that have not been included in this Annual Report.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Statement of Operations Data:
Revenues	$13,162	$21,069	$29,714	$37,953	$29,477

Costs and operating expenses:
Cost of revenues	(8,393)	(13,791)	(18,698)	(24,375)	(21,107)
Research and development expenses	(2,326)	(2,531)	(3,228)	(4,043)	(4,669)
Selling and marketing expenses	(3,325)	(3,274)	(4,173)	(4,956)	(5,068)
General and administrative expenses	(2,062)	(2,194)	(2,912)	(3,088)	(2,952)
Depreciation and amortization	(5,584)	(2,731)	(1,931)	(1,543)	(2,644)
Write down of intangible asset	-	-	-	-	(2,680)

Total costs and operating expenses	(21,690)	(24,521)	(30,942)	(38,005)	(39,120)

Loss from operations	(8,528)	(3,452)	(1,228)	(52)	(9,643)
Other non-operating income	-	-	-	-	13
Interest income, net	245	269	418	620	442
Income taxes	(57)	(66)	(44)	(61)	(126)
Net loss	$(8,340)	$(3,249)	$(854)	$507	$(9,314)

Net loss per share – basic and diluted	$(0.29)	$(0.11)	$(0.03)	$0.02	$(0.29)

Weighted average shares outstanding – basic and diluted	28,989	29,316	29,672	29,771	32,427

	December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,682	$4,856	$3,847	$3,790	$1,649
Short-term investments	16,442	10,527	10,648	12,067	5,883
Working capital	14,820	10,285	10,264	12,182	4,522
Long –term investments	--	1,095	1,216	1,085	1,085
Total assets	23,643	22,273	21,504	22,395	17,299
Total stockholder's equity	19,141	16,025	15,561	16,618	12,024

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” variations of such words and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors.” Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

Today we support tens of thousands of active users around the globe through our two primary distribution channels: our service provider and reseller channel and our direct-to-consumer channel. We offer a broad suite of private label VoIP products and services as well as a back-office platform for service providers, resellers, and corporate customers, such as incumbent telecommunications providers, Internet service providers, or ISPs, cable companies, licensed VoIP operators, and various corporate enterprises. Based on our customizable VoIP solutions, these customers can offer private label telecommunications to their own customer bases, under their own brand name, a white-label brand, our iConnectHere, or ICH, brand, or the deltathree brand. At the same time, our direct-to-consumer channel includes our iConnectHere offering (which provides VoIP products and services directly to consumers and small businesses online using the same primary platform) and our recently established joip offering (which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic, the world leader in consumer cordless phones). This joip-enabled phone first became available in August 2007 and is currently available in the United States, Canada, United Kingdom and Ireland, Germany, Spain and Austria.

In our service provider and reseller channel, we combined our global reseller program with our Hosted Consumer VoIP Solution. We gradually moved in this direction in 2005 and 2006 because we realized that the lines of differentiation between service provider customers and reseller customers continue to narrow as these customers grow increasingly similar. Both resellers and service providers are looking to leverage their own unique brands by selling sophisticated products and services to their own customers under their own brand, with their own look and feel. As such, our reseller customers are looking for advanced VoIP feature sets and applications to support their ability to deliver unique calling plans and bundled services to their end customers.   For several years we have offered businesses the opportunity to become resellers of our services through our global reseller program. In the early years of the life of our Company, these resellers met their customers’ needs by purchasing account numbers in bulk at reseller specific rates, and they in turn resold these accounts to private individuals under the deltathree brand, their own brand, or as a “white-label”. As our resellers became more sophisticated, we introduced new features and functions that allowed them to develop their own unique price plans and service bundles to more closely align their offerings with their own customers’ unique needs. In addition, we developed, and continue to develop, increasingly sophisticated online toolsets to allow our resellers to better manage their internal processes and enable them to utilize our web-based customer care tools to provide customer service to their end-users through their own customer service team. During 2005 and 2006, we realized that our global reseller business model was aligned with our Hosted Consumer VOIP Solution business model because customers for both of these products and services already had access to the same features and functions. We, therefore, decided to combine these customer groups. We believe that this group will be more strategically aligned with the market and we expect to benefit from synergies from both of these customer bases.

Within the new Service Provider and Reseller Channel, in 2007 we entered into an agreement with Market America, a leading on-line shopping and one-to-one marketing company, pursuant to which Market America launched its Voitel Home Phone Service powered by our Hosted Consumer VoIP Solution platform. In addition, we entered into an agreement with RCN Corporation, a leading provider of video, data, and voice services to residential, business, and commercial/carrier customers, to power its new Starpower Internet Phone Service.

Our direct-to-consumer channel includes our recently established joip offering, which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic, and our iConnectHere offering. Prior to the launch of our joip offering, iConnectHere was traditionally our direct-to-consumer channel. iConnectHere demonstrates our products, services and hosting capabilities to our reseller customers and service providers. Through iConnectHere, an account holder can access all of our product offerings, including PC-to-Phone and Broadband Phone. Additionally, iConnectHere permits us to collect usage information on our products and services and enables us to provide our service provider and reseller customers with key information and recommendations regarding implementation of our products and services. As for our joip offering, Panasonic and we have created, developed and are offering joip-enabled Panasonic Globarange telephones pursuant to our strategic cooperation which began in 2006. Our joip offering serves as the exclusive VoIP service embedded in Panasonic’s Globarange series of innovative hybrid 2-line cordless phones, which provide both landline and VoIP services. Because our VoIP services are embedded in this hybrid cordless telephone, there is no requirement for any software downloads, external adaptors or other complicated procedures. Additionally, customers of the Globarange telephones will be able to talk to each other for free through the use of the joip service, and will also be able to purchase a variety of enhanced features and value-added services. This phone first became available in August 2007. Through our joip offering and extensive experience in VoIP services and Panasonic’s consumer electronics expertise and vast distribution channels, Panasonic and we aim to create a global community by providing free calling between joip-enabled Globarange phones in all regions of the world as we expand our reach in our direct to consumer channel.

As a complement to the initiatives we plan to take to organically expand our businesses, we have also been evaluating opportunities for inorganic growth through strategic acquisitions and unique collaborations. In February 2007, we acquired the service provider and consumer businesses, including the customer bases, of Go2Call for cash and our stock valued at approximately $7.0 million.

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

Regulatory Factor:   Our business has developed in an environment largely free from regulation. However, the United States and other countries have begun to examine how VoIP services should be regulated, and a number of initiatives could have an impact on our business. These initiatives include the assertion of state regulatory and taxing authorities over us, FCC rulemaking regarding emergency calling services, CALEA, CPNI and electronic privacy, and proposed reforms for the inter-carrier compensation system. Complying with regulatory developments will impact our business by increasing our operating expenses, including legal fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees we pay. We may impose additional fees on our customers in response to these increased expenses. This would have the effect of increasing our revenues per customer, but not our profitability, and increasing the cost of our services to our customers, which would have the effect of decreasing any price advantage we may have.

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

Revenues

Our revenues are derived mainly from resellers, service providers, and end-users of our VoIP telephony products and services, including PC-to-Phone, and Broadband Phone. All revenues are recognized at the time the services are performed. The provision of VoIP telephony products and services through our service provider and reseller sales efforts (including sales of our Hosted Consumer VoIP Solution) accounted for 85.2% and 73.7% of our total revenues in 2007 and 2006, respectively, while the provision of VoIP telephony (primarily PC-to-Phone) through iConnectHere accounted for 13.4% and 22.4% of our total revenues in 2007 and 2006, respectively.

Costs and Operating Expenses

Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expenses, non-cash stock compensation, write-down of intangible assets and depreciation and amortization.

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

•	Write-down of intangible assets consists of management’s assessment of the remaining value of the intangible assets acquired by the Company in the purchase of certain assets of Go2Call.

•
Depreciation and amortization consists of the depreciation calculated on the Company’s fixed assets for the fiscal year ended December 31, 2007, and the amortization of the intangible assets acquired by the Company in the purchase of certain assets of Go2Call.

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2007.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of a company's financial condition and results of operations and most demanding on their calls on judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We believe our most critical accounting policies relate to:

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

We determine the recoverability of long-lived assets based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Such estimation process is highly subjective and involves significant management judgment. Determination of impairment loss from long-lived assets to be disposed of is reported at the lower of carrying amount or fair value less costs to sell.

Results of Operations

The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Revenues:

Total revenues	100.0	100.0	100.0
Costs and operating expenses:
Cost of revenues	71.6	64.2	62.9
Research and development expenses	15.8	10.7	10.9
Selling and marketing expenses	17.2	13.1	14.0
General and administrative expenses (exclusive of non-cash compensation expense)	10.0	8.1	9.8
Write down of intangible asset	9.1	-	-
Depreciation and amortization	9.0	4.1	6.5

Total costs and operating expenses	132.7	100.1	104.1

Loss from operations	(32.7)	(0.1)	(4.1)
Other non-operating income	-	-	-
Interest income, net	1.5	1.6	1.4
Income taxes	(0.4)	(0.2)	(0.1)

Net Income (loss)	(31.6)%	1.3%	(2.9)%

Comparison of 2007 and 2006

Revenues

Revenues overall decreased approximately $8.5 million or 22.4% to approximately $29.5 million in 2007 from approximately $38.0 million in 2006.  All of our revenue channels were affected. Revenues from VoIP telephony through our service provider and reseller sales efforts (both pre-paid and post-paid) decreased approximately $6.2 million or 19.8% from approximately $31.3 million in 2006 to approximately $25.1 million in 2007.  In addition, revenues from VoIP telephony (primarily PC-to-Phone) through iConnectHere decreased approximately $1.8 million or 31.6% from approximately $5.7 million in 2006 to approximately $3.8 million in 2007. Revenues generated by our Hosted Consumer VoIP Solution division decreased by approximately $0.9 million or 13.8% from $6.5 million in 2006 to approximately $5.6 million in 2007.

Our revenue decrease can be attributed to a number of factors, the most important being an increasingly competitive VoIP market causing market rates to decline. We made a decision not to change our existing policy regarding retaining certain margin rates and thus did not significantly lower our rates. As a result, the number of minutes on our network utilized by our resellers and end-users dropped by approximately 29% from 538 million in 2006 to 380 million in 2007.

Furthermore, our reseller revenues, which made up approximately 65% of our overall revenues in both 2006 and 2007, were adversely affected by regulatory problems in key destinations. In addition, the introduction of several competitors offering lower prices than ours to our biggest markets further adversely affected our revenues. Revenues generated by resellers we acquired in the Go2Call acquisition amounted to approximately $3.0 million or 15.4% of our reseller revenues in 2007.

Revenues generated by ICH declined by approximately $1.8 million or 33.3% from $5.7 million in 2006 to $3.8 million in 2007. This resulted in part from a decision we made to invest our time and resources in other areas.

Revenues from our Hosted Consumer VoIP Solution division decreased by approximately $0.9 million or 13.8%from $6.5 million in 2006 to $5.6 million in 2007, largely due to the expiration of our agreement with SBC.

No customer accounted for ten percent or more of our sales during 2007.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by $3.3 million or 13.5% from $24.4 million in 2006 to $21.1 million in 2007.  Although our network rent cost increased by 37.5% from $0.8 million in 2006 to $1.1 million in 2007, our termination cost decreased by 20.1% from $19.9 million in 2006 to $15.9 million in 2007. The main reason for the decrease in cost of revenues was a reduction in the amount of traffic being terminated over our network.

Research and development expenses.  Research and development expenses increased by $0.7 million or 17.5% from $4.0 million in 2006 to $4.7 million in 2007. Salary expenses increased by 16.6% to $3.5 million in 2007 from $3.0 million in 2006. The main reason for the increase was the cost associated with the development of the new services associated with joip and enhancements to our existing services.

Selling and marketing expenses.  Selling and marketing expenses increased by $0.1 million or 2.0% to $5.1 million in 2007 from $5.0 million in 2006. The cost of our selling and marketing personnel increased by approximately 8,3% to $2.6 million in 2007 from $2.4 million in 2006 due to an increase in branding and promotional activities.

General and administrative expenses.  General and administrative expenses decreased by $0.1 million or 3.2% to $3.0 million in 2007 from $3.1 million in 2006.

Depreciation and amortization.  Depreciation and amortization increased by $1.1 million or 73.3% from $1.5 million in 2006 to $2.6 million in 2007 due to a higher relative level of capital expenditures in 2006 compared to prior years and periodic amortization of intangible assets.

Loss from Operations

Loss from operations increased by $9.5 million or 9,500% from $0.1 million in 2006 to $9.6 million in 2007, due primarily to the decrease in revenues, increase in costs and operating expenses (including selling and marketing expenses) and a one time amortization charge.

Interest Income, Net

We earned interest income of $0.4 million in 2007 compared to $0.6 million in 2006 due primarily to interest earned on the  remaining proceeds from our IPO.

Income Taxes, Net

We paid net income taxes of $126,000 in 2007 compared to $61,000 in 2006.

Net Income/Loss

Net Income decreased by $9.8 million or 1,960% from $0.5 million in 2006 to a loss of $9.3 million in 2007, due to the foregoing factors.

Comparison of 2006 and 2005

Revenues

Revenues increased approximately $8.3 million or 27.9% to approximately $38.0 million in 2006 from approximately $29.7 million in 2005. Revenues from VoIP telephony through our service provider and reseller sales increased approximately $9.4 million or 37.9% to approximately $30.2 million in 2006 from approximately $21.9 million in 2005, due primarily to a greater number of PC-to-Phone and Broadband Phone calls being placed by an increasing user base. Revenues from VoIP telephony (primarily PC-to-Phone) through iConnectHere decreased approximately $0.9 million or 13.6% to approximately $5.7 million in 2006 from approximately $6.6 million in 2005 due primarily to a lower number of PC-to-Phone and Broadband Phone calls being placed by a decreasing user base. No customer accounted for ten percent or more of our sales during 2006.

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

Net Income/Loss

Net Income increased $1.4 million or 155.6% to $0.5 million in 2006 from a loss of $0.9 million in 2005, due to the foregoing factors.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations. For the year ended December 31, 2007, our Net Loss from Operations increased by $9.5 million or 9,400% from $0.1 million in 2006 to $9.6 million in 2007.  To date, the Company has an accumulated deficit of approximately $160.8 million.

As of December 31, 2007, we had cash and cash equivalents of approximately $1.6 million, restricted cash and short-term investments of approximately $5.9 million, and long-term investments of approximately $1.1 million, or a total of cash, cash equivalents, restricted cash and investments of $8.6 million, a decrease of $8.3 million from December 31, 2006.  In addition, we had working capital of approximately $4.5 million, down from $12.2 million in 2006 or a net change of $7.7 million.  The decrease in cash, restricted cash, and short and long term investments was primarily caused by a combination of the net cash used in operating activities of approximately $5.1 million, cash used in the purchase of certain assets of Go2Call of approximately $2.5 million and cash used to purchase property and equipment of approximately $0.7 million.  In addition, the Company invested significantly in developing the joip network.  During 2007, our average monthly cash burn was approximately $0.5 million (including cash used in our operations and our capital expenditures), and for the fourth quarter of 2007 the average monthly cash burn increased to approximately $0.6 million.  Looking forward, we estimate that the average monthly cash burn rate for the first quarter of 2008 increased to approximately $0.8 million, and in total will result in an overall cash burn for the quarter of approximately $2.5 million.  The increase in the cash burn during the first quarter of 2008 is the result of an overall decrease in sales, as well as certain working capital commitments from 2007 that were paid in 2008.  On March 24, 2008, our management and Board of Directors formulated a plan that we believe will conserve cash going forward by realigning our cost structure with our current business model.  Accordingly, we have begun to reduce our operations and expenses (including a significant reduction in work force) in order to immediately reduce the cash burn rate.   Based on our plan, we believe that if we are able to maintain our current revenues we will be able to immediately reduce our cash burn to approximately $250,000 per month.  We believe that the Company will have enough cash for the next twelve months without any increase in our current revenues.  In addition, with the assistance of outside strategic consultants we have begun the process of examining ways to possibly increase our current revenues by growing our current sales and/or entering into new sales channels.

Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $5.1 million during 2007 compared with positive cash flow from operating activities of approximately $2.0 million during 2006.  The decrease in our cash generated from operating activities was primarily driven by our net loss of $9.3 million plus changes in working capital of approximately $1.8 million which were offset by our write-off of a portion of the intangible assets we acquired in the Go2Call transaction of $2.7 million and depreciation and amortization of $2.6 million.  As described above, we have begun a process of immediately reducing our expenses (including a significant reduction in work force) in order to halt the continuing loss from operations.

Net cash used in investing activities is generally driven by our annual capital expenditures and changes in our short and long term investments.  In 2007, we spent $0.7 million on capital expenditures, reduced our investments by $6.2 million and used approximately $2.5 million in cash to purchase the assets of Go2Call, for a net use of cash of $3.0 million. In 2006, we spent $0.9 million on capital expenditures and increased our investments by $1.4 million, for a net increase of $2.2 million. In 2008, we have budgeted capital expenditures of approximately $0.8 million in connection with the upgrade of our primary data center. We have secured capital leases for much of the hardware that has been purchased to date in accordance with our budget for 2008 and will continue to draw down on our investments until such time as we are able to halt the cash burn.

On February 19, 2007, the Company completed the purchase of certain assets of Go2Call, including the assumption of certain deferred income, for approximately $7.7 million.  The Company paid approximately $2.5 million in cash and issued approximately 3.0 million shares of our common stock. Additionally, the Company paid approximately $0.5 million in transaction-related costs and expenses.

Financing cash flows consist primarily of proceeds from exercise of employee options. During 2007 and 2006 our employees exercised options of $0.03 million and $0.07 million, respectively.

We obtained our funding from our utilization of the remaining proceeds from our IPO, offset by positive or negative cash flow from our operations. These proceeds are maintained as cash, restricted cash, and short and long term investments. To the extent that the current trends remain steady and we are not able to execute the plan that we adopted on March 24, 2008, we will be required to raise additional funds for our ongoing operations. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution. If additional funds are raised through the issuance of debt securities, we may not be able to obtain additional subsequent financing, if necessary, if the debt security contains certain covenants restricting our ability to obtain additional financing while such debt security is outstanding. We cannot assure you that any third party will be willing or able to provide additional capital on favorable terms or at all.

Contractual Obligations and Commercial Commitments

The following table sets forth our future contractual obligations and commercial commitments in total, for each of the next five years and thereafter:

	Payments due by period (in thousands of dollars)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Real estate leases	3,801	1,074	1,829	449	449
Auto leases	667	354	313	-	-
Capital leases	213	69	144	-	-
Purchase obligations	-	-	-	-	-
Total	4,681	1,497	2,286	449	449

Off-Balance Sheet Arrangements

None.

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.

Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, those set forth under the heading "Risk Factors" contained in Item 1A of this Annual Report on Form 10-K.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report on Form 10-K or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to deltathree or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The federal securities law requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We believe our exposure to market risk is not material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements required by this Item are set forth in Item 15 beginning on page 50 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this Annual Report on Form 10-K, has concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)  Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated internal control over financial reporting by the Company using the framework for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007. Based on this assessment, we believe that the internal control over financial reporting of the Company was effective as of December 31, 2007. In connection with this assessment, there were no material weaknesses in the Company’s internal control over financial reporting identified by management.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

(c)  Changes in Internal Controls.  There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, which occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Listed below for our named executive officers (as determined in the Summary Compensation Table set forth in the Executive Compensation section below) are the salaries that were awarded during fiscal 2007, the bonuses that were earned for performance during 2007 but awarded in 2008, and the salaries that have been established for fiscal 2008. Bonuses for fiscal 2008 have not yet been determined.

Executive Officer	2007 Salary ($)		2007 Bonus (1) ($)		2008 Salary ($)
Shimmy Zimels Chief Executive Officer and President	258,005	(2)	0		258,005	(2)
Guy Gussarsky Executive VP Sales and Business Development	13,015	(3)	0	(4)	0	(4)
Richard Grant Senior VP of Finance and Treasurer	175,000		0		175,000

(1)	Bonus shown is the aggregate amount of bonuses earned by the executive in 2007, under our Amended and Restated 1999 Performance Incentive Plan, for his performance during 2007.

(2)	Salary is pursuant to Mr. Zimels’ employment agreement.

(3)	This amount represents Mr. Gussarsky’s salary and commissions through the date of his resignation on February 14, 2007.

(4)	Mr. Gussarsky resigned effective as of February 14, 2007.

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

Noam Bardin, 36, Mr. Bardin served as Chairman of the Board from April 2002 until January 2008.  Since January 2007, Mr. Bardin has been the Chief Executive Officer of Arootz, Inc., a private broadband TV content enabler and network provider.  Mr. Bardin co-founded deltathree and served as Chief Executive Officer and President of deltathree from July 2000 through June 2002.  Mr. Bardin served as Vice President of Technology and Chief Technology Officer of deltathree since June 1997, before being named President and Chief Executive Officer in April 2000.  He served as Global Network Director of deltathree from November 1996 to May 1997. Prior to founding deltathree, he served as Director of Operations at Ambient Corporation.  Mr. Bardin earned a B.A. in Economics from the Hebrew University (Jerusalem) and an M.P.A. from the Harvard University Kennedy School of Government.

Ilan Biran, 61, Director. Mr. Biran has served as a director of deltathree since December 2003. Mr. Biran brings a wealth of business and management experience from the telecom and defense industries. From January 2004 through June 2006, Mr. Biran has served as the Chairman of YES Satellite Television, one of the leading satellite television companies in Israel. From 1999 to 2003, Mr. Biran served as the President and Chief Executive Officer of Bezeq Ltd. - the Israeli PTT, with annual sales of over $2 billion and approximately 16,000 employees. Mr. Biran holds the rank of Major General (res.) in the Israeli Defense Force where, as Commander of the IDF's Central Command, he played an active role in reaching the peace agreements with Jordan. From 1996 to 1999, he served as the Director General of the Israeli Ministry of Defense, and prior to that command, he held a wide variety of senior-level positions in other Israeli units, since 1964. Mr. Biran holds a B.A. in Economics and Business Administration from Bar-Ilan University, and holds an Associate Diploma in Strategy and Political Economic Research from Georgetown University. He is also a graduate of the U.S. Marine Corps Command and Staff College. In addition, Mr. Biran's public activities include: serving as the Israeli Prime Minister's Special Coordinator for POWs and MIAs, and since 1996, has served as the Chairman of the Board of Directors of the Israeli Oil Refineries, Ltd.

Benjamin Broder, 44, Director. Mr. Broder has served as a director of deltathree since July 24, 2005. As of 2002, Mr. Broder has served as the Finance Director of Atarey. From 1996 to 2001, Mr. Broder worked as the chief financial officer of a telecom start-up company and a bio-tech start-up company. Previously, Mr. Broder also held various positions with several leading banks, including HSBC, Bank Hapoalim, and Bank of Israel. Mr. Broder earned a B.S. degree in Economics from University of London. Mr. Broder is a Chartered Accountant in the U.K. and a C.P.A. in Israel.

Lior Samuelson, 57, Chairman of the Board. Mr. Samuelson has served as a director of deltathree since August 2001 and as Chairman of the Board since January 2008. Since August 1999, Mr. Samuelson has served as a Co-Founder and Principal of Mercator Capital. His experience includes advising clients in the Technology, Communications and Consumer sectors on mergers, acquisitions and private placements. From March 1997 to August 1999, Mr. Samuelson was the President and Chief Executive Officer of PricewaterhouseCoopers Securities. Prior to that, he was the President and Chief Executive Officer of The Barents Group, a merchant bank specializing in advising and investing in companies in emerging markets. Mr. Samuelson was also the Co-Chairman of Peloton Holdings, a Private Equity management company. Before that, he was a managing partner with KPMG and a senior consultant at Booz, Allen & Hamilton. Mr. Samuelson earned B.S. and M.S. degrees in Economics from Virginia Polytechnic University.

Shimmy Zimels, 42, Chief Executive Officer and President and Director. Mr. Zimels has served as Chief Executive Office and President since June 2002, and served as Vice President of Operations and Chief Operating Officer of deltathree since June 1997, before being named President and Chief Executive Officer in June 2002. Prior to joining deltathree, Mr. Zimels was the Controller and Vice President of Finance at Net Media Ltd., a leading Israel based Internet Service Provider, from June 1995 to June 1997. From April 1991 to May 1995, Mr. Zimels was a senior tax auditor for the Income Tax Bureau of the State of Israel. Mr. Zimels graduated with distinction from Hebrew University with a degree in Economics and Accounting and holds a Masters in Economics from Hebrew University.

Executive Officers and Key Employees

Set forth below is a brief description of the present and past business experience of each of the persons who currently serve as our executive officers or key employees who are not also serving as directors.

Richard Grant, 44, Senior Vice President of Finance and Treasurer. Mr. Grant joined deltathree on January 23, 2006. Mr. Grant is a Certified Public Accountant. Prior to his employment with deltathree, Mr. Grant was a co-founder and Chief Financial Officer of Tel2Net, Inc., a technology infrastructure service company. From 2001 through 2003, Mr. Grant served as a Senior Manager for Marotta, Gund, Budd and Dzera LLP, a business restructuring consulting company. Prior to Marotta, Gund, Mr. Grant was a Senior Manager at KPMG LLP in the Audit Division, and a Senior Manager at Arthur Andersen LLP in the Transaction Advisory Services Group. Mr. Grant earned a B.A. in Business Administration-Accounting at Adelphi University.

Efraim Baruch, 32, Senior Vice President of Operations and Technology. In January 2007, Mr. Baruch became our Senior Vice President of Operations and Technology. Mr. Baruch has been with deltathree since 1998. Mr. Baruch began working with deltathree as an engineer in the Network Operation Center (NOC), and soon after specialized in the management of data networks and security at the Wide Area Network (WAN) department. During the past four years he has headed the deltathree VoIP data and security departments, along with managing the overall responsibility of the total uptime in the deltathree worldwide network. Mr. Baruch received his B.A. in Computer Science from Hadassah College and is a CCNP (Cisco Certified Network Professional).

Peter Friedman, 37, General Counsel and Secretary. In October 2007, Mr. Friedman became our General Counsel and Secretary. Mr. Friedman’s experience is in the areas of securities offerings and compliance, mergers and acquisitions, corporate governance, venture capital financing, technology licensing, joint ventures, and general corporate and commercial matters. Before joining deltathree, Mr. Friedman served as Senior Associate of Outside Counsel Solutions, a division of IDT Corporation that outsources U.S. legal services. Prior to that, Mr. Friedman was associated with the law firms of Weil, Gotshal & Manges, LLP, Lowenstein Sandler PC and Kronish Lieb Weiner & Hellman, LLP. Mr. Friedman holds a B.A. from Brown University and a J.D. from New York University School of Law.

Board of Directors and Committees of the Board

Our Amended and Restated Certificate of Incorporation provides that the number of members of our Board shall be not less than three and not more than thirteen. There are currently five directors on the Board. At each annual meeting of stockholders, directors are elected to hold office for a term of one year and until their respective successors are elected and qualified. All of the officers identified above under “Executive Officers” serve at the discretion of our Board.

The Board had nine regular meetings during the fiscal year ended December 31, 2007. During the fiscal year ended December 31, 2007, each member of the Board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director. Except for Mr. Zimels, none of our other directors attended our 2007 Annual Stockholder Meeting. The Board has established an Audit Committee and a Compensation Committee., but dissolved the Nominating and Governance Committee as of September 11, 2006. The functions of the remaining committees and their current members are set forth below.

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

Furthermore, our Board adopted a nominating and governance policy that was based on the former Nominating and Governance Committee Charter. This policy outlines our Board’s goals, responsibilities, and procedures related to nominating and governance matters.   In this regard, our Board may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Board may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need in the Board, and concern for the long-term interests of our stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at our 2008 Annual Meeting of Stockholders using the procedures set forth in the Company's Amended and Restated By-laws, it must follow the procedures described under "Nomination of Directors" in our By-laws. If a stockholder wishes simply to propose a candidate for consideration as a nominee by our Board, it should submit any pertinent information regarding the candidate to the Chairman of the Board by mail at 75 Broad Street, New York, New York 10004.

The Compensation Committee is responsible for:

•	evaluating our compensation policies;

•	determining executive compensation, and establishing executive compensation policies and guidelines; and

•	administering our stock option and compensation plans.

As part of these responsibilities, the Compensation Committee determines the compensation of our Chief Executive Officer, and conducts its decision making process with respect to this issue without the presence of the Chief Executive Officer. The Compensation Committee had four meetings during 2007. Benjamin Broder (Chairman) and Ilan Biran are the current members of the Compensation Committee.

The Audit Committee is responsible for:

•	recommending to the Board the appointment of the firm selected to serve as our independent auditors and monitoring the performance of such firm;

•	reviewing and approving the scope of the annual audit and evaluating with the independent auditors our annual audit and annual financial statements;

•	reviewing with management the status of internal accounting controls;

•	evaluating issues having a potential financial impact on us which may be brought to the Audit Committee’s attention by management, the independent auditors or the Board;

•	evaluating our public financial reporting documents; and

•	reviewing the non-audit services to be performed by the independent auditors, if any, and considering the effect of such performance on the auditor's independence.

Ilan Biran (Chairman) and Noam Bardin are the current members of the Audit Committee. The Board has determined that each of Mr. Bardin and Mr. Biran are “audit committee financial experts,” as the SEC has defined that term in Item 401 of Regulation S-K. The Audit Committee had six meetings during 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our common stock and other equity securities. Directors, officers and holders of more than 10% of any class of our equity securities are required by SEC regulations to furnish us with all Section 16(a) forms they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and holders of more than 10% of any class of our equity securities have complied with the applicable Section 16(a) reporting requirements, except that one report of change in beneficial ownership, covering one transaction, was not filed by Ilan Biran.

Code of Conduct and Ethics

On March 25, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of deltathree, including our principal executive officer, principal financial and accounting officer and controller. There were no changes made to the Corporate Code of Conduct and Ethics during 2007. The text of the Corporate Code of Conduct and Ethics is posted on the Corporate Governance section of our website at www.deltathree.com and will be made available to stockholders without charge, upon request, in writing to the Secretary at 75 Broad Street, New York, New York 10004. We intend to post on our website and include in a Current Report on Form 8-K filed with the SEC any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer, principal financial and accounting officer and controller. We have all of our new employees certify that they have read and understand our Corporate Code of Conduct and Ethics, and, periodically, we also ask our existing employees to certify that they have reviewed our Corporate Code of Conduct and Ethics.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

 The following table shows the total compensation paid or accrued during the fiscal year ended 2007 to (1) our Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer), and (2) our two next most highly compensated executive officers whose total compensation exceeded $100,000 during the fiscal year ended 2007. The table includes one additional former executive who would have been among the three most highly compensated executive officers except for the fact that he was not serving as an executive officer of the Company as of the end of 2007.   These executive officers are referred to in this Annual Report as our “named executive officers”.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Shimmy Zimels, Chief Executive Officer and President (principal executive officer, principal financial officer, and principal accounting officer)	2007	258,005	(1)	0	0	0	0	258,005
Guy Gussarsky (2), Former Executive Vice President of Sales and Business Development	2007	13,015	(3)	0	0	0	0	13,015
Richard Grant, Senior Vice President of Finance and Treasurer	2007	175,000		0	0	0	0	175,000

(1)	Mr. Zimels was entitled to receive a base salary of $264,971, but voluntarily waived his right to receive any additional salary for 2007. See “- Employment Agreement with Mr. Shimmy Zimels” below.
(2)	Mr. Gussarsky resigned effective as of February 14, 2007.
(3)	Includes both base and commission components of Mr. Gussarsky’s salary.

Employment Agreement with Mr. Shimmy Zimels

We currently have an employment agreement in place with Mr. Zimels, with the following principal terms:

•
The agreement was effective from April 26, 2004 through August 31, 2006 and, thereafter, is automatically extended for the same duration on the expiration date and on each expiration date thereafter unless either party provides the other party with written notice of non-renewal at least ninety days prior to expiration of the then-current term, provided that Mr. Zimels provides notice of renewal to the Compensation Committee six months prior to expiration of the then-current term.

•
Mr. Zimels’ base salary is increased on each January 1 by an amount equal to the base salary then in effect, multiplied by the applicable cost of living index during the prior year. Mr. Zimels was entitled to receive a base salary of $264,971 during 2007, which represented an increase of $6,966 from his base salary 2006, but voluntarily waived his right to receive the additional amounts; likewise, in 2008, Mr. Zimels was entitled to receive a base salary of $274,775, which represented an increase of $9,804 from the base salary he was entitled to receive in 2007, but voluntarily waived his right to receive any amounts in addition to his base salary for 2006. The employee’s base salary, as adjusted for cost of living increases, may be further increased at the option and in the discretion of our Board.

•
For principal terms contained in Mr. Zimels’ employment agreement pertaining to termination and change of control, see the subsection below titled “Termination of Employment and Change-in-Control Arrangements” in this Annual Report.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on December 31, 2007 to each of the named executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Shimmy Zimels	12/31/2000	130,000			1.38	12/31/2008
	3/16/2001	39,000			1.13	3/16/2008
	3/12/2002	100,000			1.02	3/12/2009
	11/4/2003	85,000			1.76	11/4/2010
	12/22/2004	80,000			2.86	12/22/2014
	7/31/2006						30,000	(2)	37,800	(3)

Guy Gussarsky(4)	7/31/2006						25,000		0

Richard Grant	1/23/2006	16,666	33,334	(5)	3.02	1/23/2016

(1)	For better understanding of this table, we have included an additional column showing the grant date of the stock options and the restricted shares of common stock.

(2)
Restricted shares of our common stock were granted on July 31, 2006 and vest as follows: 8,400 on the first anniversary of the grant date, 9,900 on the second anniversary of the grant date, and 11,700 on the third anniversary of the grant date, provided Mr. Zimels remains an employee of the Company on such date.

(3)
The market value of the stock awards is determined by multiplying the number of shares times $0.401, the closing price of our common stock on The Nasdaq Capital Market on December 31, 2007, the last day of our fiscal year.

(4)	Mr. Gussarsky resigned effective as of February 14, 2007.

(5)	Options to purchase 16,666 shares of common stock vested on each of January 23, 2007, and January 23, 2008. The remaining options will vest on January 23, 2009.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended 2007 to each of our directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		All Other Compensation ($)	Total ($)
Noam Bardin	15,000	23,755	(2)	0	38,755
Ilan Biran	15,000	18,796	(3)	0	33,796
Benjamin Broder	15,000	15,336	(4)	0	30,336
Lior Samuelson	15,000	15,336	(5)	0	30,336
Shimmy Zimels (6)	0	0		0	0

(1)
See Note 2(p) and Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report for details as to the assumptions used to determine the fair value of the stock awards.

(2)
Consists of $4,496 and $1,499 representing the compensation expense incurred by us in fiscal year 2007 in connection with the issuances of 18,000 and 6,000 restricted shares of our common stock on September 4, 2007 as the form of payment for board and chairman services and for services as a member of the audit committee, respectively, for the period from the 2007 annual stockholders’ meeting though and until the company’s next annual stockholders’ meeting in 2008, calculated in accordance with SFAS 123R, all of which fully vest on September 4, 2008. The restricted share grants were made pursuant to the 2006 Non-Employee Director Stock Plan.

(3)
Represents the compensation expense incurred by us in fiscal year 2007 in connection with the issuance of 16,000 restricted shares of our common stock on September 4, 2007 as the form of payment for board and committee chairman services for the period from the 2007 annual stockholders’ meeting though and until the company’s next annual stockholders’ meeting in 2008, calculated in accordance with SFAS 123R, all of which fully vest on September, 2008. The restricted share grants were made pursuant to the 2006 Non-Employee Director Stock Plan.

(4)
Represents the compensation expense incurred by us in fiscal year 2007 in connection with the issuance of 14,000 restricted shares of our common stock on September 4, 2007 as the form of payment for board and committee chairman services for the period from the 2007 annual stockholders’ meeting though and until the company’s next annual stockholders’ meeting in 2008, calculated in accordance with SFAS 123R, all of which fully vest on September 4, 2008. The restricted share grants were made pursuant to the 2006 Non-Employee Director Stock Plan.

(5)
Represents the compensation expense incurred by us in fiscal year 2007 in connection with the issuance of 14,000 restricted shares of our common stock on September 4, 2007 as the form of payment for board and audit committee services for the period from the 2007 annual stockholders’ meeting though and until the company’s next annual stockholders’ meeting in 2008, calculated in accordance with SFAS 123R, all of which fully vest on September 4, 2008. The restricted share grants were made pursuant to the 2006 Non-Employee Director Stock Plan.

(6)
Mr. Zimels is a management director, who is not entitled to any fees or awards other than the compensation he receives as our Chief Executive Officer and President. See “Executive Compensation - Summary Compensation Table” in this Annual Report for further information.

Director Compensation Policy

At our Annual Meeting on September 4, 2007, each of our non-employee directors (Noam Bardin, Ilan Biran, Benjamin Broder, and Lior Samuelson) became eligible to receive $15,000 for their services as directors through the date of our next Annual Meeting. In this regard, we paid $15,000 to each non-employee director in 2007. Directors are reimbursed for the expenses they incur in attending meetings of the Board and Board committees.

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

2004 Non-Employee Director Stock Option Plan

The purposes of the 2004 Non-Employee Director Stock Option Plan, as amended, or the Director Plan, are to enable us to attract, maintain and motivate qualified directors and to enhance a long-term mutuality of interest between our directors and shareholders of our common stock by granting our directors options to purchase our shares.

The Director Plan provides for the automatic grant of nonstatutory stock options. Options granted under the Plan are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code. The aggregate number of shares of common stock that may be issued under the Director Plan shall not exceed (a) 851,216 shares, plus (b) such additional shares of common stock as are represented by Options previously granted under the 1999 Directors Plan which are cancelled or expire after the date of stockholder approval of the Director Plan without delivery of shares of stock by the Company.

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

Non-Discretionary Grants:

Initial Restricted Stock Awards. Each director who is not an employee of the Company will be granted 8,000 shares of restricted stock on the date he or she joins the Board.

Subsequent Restricted Stock Awards. On the first business day after each annual meeting of stockholders of the Company occurring during the term of the Plan commencing with the Meeting, each non-employee director who meets the guidelines for Board service and who continues to be a non-employee director following such annual meeting shall automatically be granted 8,000 shares of restricted stock; provided that no Subsequent Restricted Stock Award shall be made to any non-employee director who has not served as a director of the Company, as of the time of such annual meeting, for at least six months.

Committee Chairman Awards. Each non-employee director who is appointed as chairman of a standing committee of the Board (and has not served as the chairman of such committee immediately prior to the appointment) shall be automatically granted 6,000 shares of restricted stock on the date of such appointment. Each non-employee director who serves as a chairman of the full Board or of a standing committee of the Board other than the audit committee, and who meets the guidelines for Board service, immediately following each annual meeting of the Company’s stockholders, commencing with the Meeting, shall be granted an additional 6,000 shares of restricted stock; provided that no Committee Chairman Award shall be made to: any non-employee director who has not served as a director of the Company, as of the time of such annual meeting, for at least six months, and no Committee Chairman Award shall be made to any Eligible Director who has received a Committee Chairman award for such service on the same committee within the past six months.

Audit Committee Service Awards. Each non-employee director who is appointed as a member of the audit committee of the Board (and has not served as a member of such committee immediately prior to that appointment) shall be automatically granted 6,000 shares of restricted stock on the date of such appointment. Each non-employee director who serves as a member of the audit committee of the Board, and who meets the guidelines for Board service, immediately following each annual meeting of the Company’s stockholders, commencing with the Meeting, shall be granted an additional 6,000 shares of restricted stock; provided that no Audit Committee Service Award shall be made to any non-employee director who has not served as a director of the Company, as of the time of such annual meeting, for at least six months, and no Audit Committee Award shall be made to any Eligible Director who has received an Audit Committee award for such service within the past six months. In addition, the chairman of the audit committee of the Board shall be granted an additional 2,000 shares of restricted stock.

Annual Limitation. There is no annual limitation on the maximum number of shares of restricted stock to be granted to a non-employee director during any single calendar year.

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

(ii) The Company sells all or substantially all of its business or assets (or both) to any other corporation, person, or other entity, less than 50% of the outstanding, voting stock or other capital interests of which are owned, in the aggregate, by the stockholders of the Company, directly or indirectly, immediately prior to or after such sale; or

(iii) Any “Person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) other than a Person who is an affiliate as of the effective date of the Plan becomes the “Beneficial Owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Company’s then outstanding voting securities (excluding for this purpose the Company or its affiliates or any employee benefit plan of the Company) pursuant to a transaction or a series of related transactions which the Board of Directors does not approve.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of January 31, 2008 by:

•	each person whom we know beneficially owns more than 5% of our common stock;
•	each of our directors individually;
•	each of our named executive officers individually; and
•	all of our directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of January 31, 2008 pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

	Number	Percentage(1)
	Shares of deltathree Class A Common Stock Beneficially Owned
Principal Stockholder:
Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd.	11,927,677	36.3%
7 Giborey Israel St., P.O. Box 8468
South Netanya Industrial Zone 42504, Israel

Executive Officers and Directors:
Noam Bardin(2)(3)(9)	588,366	1.8%
Shimmy Zimels(2)(4)	528,469	1.6%
Ilan Biran (2)(5)(9)	105,849	*
Benjamin Broder (2)(6)(9)	42,000	*
Lior Samuelson (2)(7)(9)	82,000	*
Richard Grant (2)(8)	50,000	*
All Directors and Executive Officers as a group (6 persons) (10)	1,396,684	4.1%

*	Less than 1%.

(1)	Percentage of beneficial ownership is based on 32,870,105 shares of common stock outstanding as of January 31, 2008.
(2)	The address for the director or executive officer listed is c/o the Company.
(3)	Includes (a) 187,366 shares of common stock, (b) options to purchase 365,000 shares of common stock and (c) 36,000 restricted shares of common stock.
(4)	Includes (a) 64,469 shares of common stock, (b) options to purchase 434,000 shares of common stock and (c) 30,000 restricted shares of common stock.
(5)	Includes (a) options to purchase 89,849 shares of common stock and (b) 16,000 restricted shares of common stock.
(6)	Includes (a) options to purchase 20,000 shares of common stock and (b) 22,000 restricted shares of common stock.
(7)	Includes (a) options to purchase 60,000 shares of common stock and (b) 22,000 restricted shares of common stock.
(8)	Includes options to purchase 50,000 shares of common stock.
(9)
All restricted share grants to our non-employee directors fully vest and are not subject to forfeiture upon the first anniversary of the date of grant, provided the individual is serving as a director upon such date. The grants are subject to partial vesting in the event the director no longer serves as a director upon the first anniversary date.

(10)	Includes (a) 251,835 shares of common stock, (b) options to purchase 1,018,849 shares of common stock and (c) 126,000 restricted shares of our common stock.

Equity Compensation Plan Information

 The following table provides certain aggregate information with respect to shares of our common stock that may be issued under our equity compensation plans in effect as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)(2)
Equity Compensation Plans Approved by Security Holders (3)	1,560,020	$1.91	3,337,875
Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A
Total	1,560,020	$1.91	3,337,875

(1)	Does not include 178,540 restricted shares of our common stock that had been granted under our equity compensation plans as of December 31, 2007.

(2)
During the first quarter of 2008, we issued to our employees under our 2004 Stock Incentive Plan restricted units to acquire 240,000 shares of our common stock and options to acquire approximately 1,4000,000 shares of our common stock.

(3)
These plans consist of our 2004 Stock Incentive Plan and 2006 Non-Employee Director Stock Plan. The table also includes information for our 1999 Directors’ Plan and our 1999 Employee Stock Incentive Plan, both of which have expired. Additionally, our 2004 Non-Employee Director Stock Option Plan was terminated, except with respect to outstanding options previously granted thereunder.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are not, and have not been during the last two fiscal years, a party to any related-party transactions. All transactions between us and our officers, directors, principal stockholders and affiliates must be reviewed and approved in advance by the Audit Committee.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Brightman Almagor & Co. for the audit of the Company's annual financial statements for the years ended December 31, 2007, and December 31, 2006, and fees billed for other services rendered by Brightman Almagor & Co. during those periods.

	2007	2006
Audit fees	$65,000	$62,500
Audit related fees	−	−
Tax fees	16,500	18,500
All other fees	-	−
Total	$81,500	$81,000

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

4. Other services are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The Consolidated Financial Statements filed as part of this Annual Report are identified in the Index to Consolidated Financial Statements on page F-1 hereto.

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

3.1.1	Form of Restated Certificate of Incorporation of deltathree, Inc. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

3.1.2	Form of Amendment to Restated Certificate of Incorporation of deltathree, Inc. (Incorporated by reference to our Annual Report on Form 10-K/A, filed on April 30, 2001).

3.2	Form of Amended and Restated By-laws of deltathree, Inc. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.1	Specimen Certificate of Class A Common Stock (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.2	Specimen Certificate of Class B Common Stock (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

10.1	Form of deltathree, Inc. 1999 Stock Incentive Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.2	Form of deltathree, Inc. 1999 Employee Stock Purchase Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

10.3	Form of deltathree, Inc. 1999 Performance Incentive Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.4	Form of deltathree, Inc. 1999 Directors’ Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.5	Employment Agreement, effective as of April 26, 2004, between Shimmy Zimels and deltathree, Inc. (Incorporated by reference to our Annual Report on Form 10-K/A, filed on April 29, 2004).+

10.6	2004 Stock Incentive Plan (Incorporated by reference to our registration statement on Form S-8 (Registration No. 333-86503)).+

10.7	2004 Non-Employee Director Stock Option Plan (Incorporated by reference to our registration statement on Form S-8 (Registration No. 333-86503)).+

10.8	Form of Option Agreement Pursuant to 2004 Stock Incentive Plan (Incorporated by reference to our Annual Report on Form 10-K, filed on March 31, 2005).+

10.9	Form of Option Agreement Pursuant to 2004 Non-Employee Director Stock Option Plan (Incorporated by reference to our Annual Report on Form 10-K, filed on March 31, 2005).+

10.10	Executive and Director Compensation Arrangements (Incorporated by reference to our Annual Report on Form 10-K, filed on March 31, 2005).+

10.11
First Amendment to the deltathree, Inc. 2004 Stock Incentive Plan, dated as of December 20, 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2005).+

10.12
First Amendment to the deltathree, Inc. 2004 Non-Employee Director Stock Option Plan, dated as of December 20, 2005 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on December 21, 2005).+

10.13
Registration Rights Agreement dated February 19, 2007 by and between deltathree, Inc. and Go2Call.com, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on February 20, 2007).

10.14	deltathree, Inc. Amended and Restated 1999 Performance Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 11, 2006).+

10.15	Deltathree, Inc. 2006 Non-Employee Director Stock Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 8, 2006).+

10.16*	Form of Restricted Unit Agreement Pursuant to 2004 Stock Incentive Plan.+

10.17	Employment Agreement, dated as of February 1, 2008, between Lior Samuelson and deltathree, Inc. (Incorporated by reference to our Current Report on Form 8-K, filed on February 4, 2008).+

14.1	deltathree, Inc. Corporate Code of Conduct and Ethics (Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 2004).

21.1*	Subsidiaries of deltathree, Inc.

23.1*	Consent of Brightman Almagor & Co.

31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.

+   Management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board and Stockholders of
deltathree, Inc.

We have audited the accompanying consolidated balance sheets of deltathree, Inc. ("the Company") and its subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2007 and 2006, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
March 27, 2008

DELTATHREE, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,649	$3,790
Restricted cash and short-term investments (Note 3)	5,883	12,067
Accounts receivable, net (Note 4)	1,061	1,286
Prepaid expenses and other current assets (Note 5)	526	444
Inventory	193	155
Total current assets	9,312	17,742

Restricted cash and long –term investments (Note 3)	1,085	1,085

Property and equipment:
Telecommunications equipment	18,219	18,147
Furniture, fixtures and other	679	639
Leasehold improvements	4,870	4,677
Capital leases	225	-
Computers hardware & software	8,946	8,474
	32,939	31,937
Less accumulated depreciation	(30,057)	(28,479)
Property and equipment, net	2,882	3,458

Goodwill, net	2,002	-
Other intangible assets, net	1,902	-

Deposits	116	110

Total assets	$17,299	$22,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital leases (Note 7)	$69
Accounts payable	2,505	$2,916
Deferred revenues	551	1,099
Other current liabilities (Note 6)	1,665	1,545
Total current liabilities	4,790	5,560

Long-term liabilities:
Capital leases - net of current portion (Note 7)	144	-
Severance pay obligations (Note 8)	341	217
Total current liabilities	485	217
Total liabilities	5,275	5,777
Commitments and contingencies (Note 9)

Stockholders’ equity (Note 10):
Share capital
Class A Common stock, - par value $0.001; authorized 75,000,000 shares;
issued and outstanding: 32,870,105 at December 31, 2007;
29,808,214 at December 31, 2006	33	30
Additional paid-in capital	172,747	168,030
Accumulated deficit	(160,756)	(151,442)
Total stockholder's equity	12,024	16,618

Total liabilities and stockholder's equity	$17,299	$22,395

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data)

	2007	2006	2005

Revenues (Note 13):	$29,477	$37,953	$29,714

Costs and operating expenses:
Cost of revenues (exclusive of $599, $615 and $822
depreciation included in a separate line below, respectively)	21,107	24,375	18,698
Research and development expenses (Note 11)	4,669	4,043	3,228
Selling and marketing expenses	5,068	4,956	4,173
General and administrative expenses	2,952	3,088	2,912
Write down of intangible asset	2,680	–	–
Depreciation and amortization	2,644	1,543	1,931

Total costs and operating expenses	39,120	38,005	30,942

Loss from operations	(9,643)	(52)	(1,228)
Other non operating income	13	–	–
Interest income, net	442	620	418
Loss before income taxes	(9,188)	568	(810)
Income taxes (Note 12)	126	61	44
Net loss	$(9,314)	$507	$(854)
Net loss per share-basic and diluted	$(0.29)	$0.02	$(0.03)

Basic weighted average number of shares outstanding	32,427,118	29,771,470	29,671,820

Diluted weighted average number of shares outstanding	32,427,118	30,129,011	29,671,820

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.
STATEMENTS OF STOCKHOLDER’S EQUITY
($ in thousands, except share data)

	Class A Common Stock
	Number of Outstanding Shares	Number of Treasury Shares	Amount		Additional Paid-in Capital	Treasury Stock (at Cost)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2005	29,381,313	257,600	29		167,301	(210)	(151,095)	16,025
Exercise of employee options	357,919		1		389			390
Loss for the year							(854)	(854)
Balance at December 31, 2005	29,739,232	257,600	30		167,690	(210)	(151,949)	15,561
Cancellation of treasury stock		(257,600)			(210)	210		–
Exercise of employee options	68,982		–	*	550			550
Loss for the year							507	507
Balance at December 31, 2006	29,808,214	–	30		168,030	–	(151,442)	16,618
Go2Call acquisition	2,959,831		3		4,200			4,203
Exercise of employee options	35,000		–	*	32			32
Vesting of restricted shares	67,060		–	*
Share based compensation					485			485
Loss for the year							(9,314)	(9,314)
Balance at December 31, 2007	32,870,105	–	$33		$172,747	$–	$(160,756)	$12,024

*  Less than $1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(9,314)	$507	$(854)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Write down for intangible asset	2,680	–	–
Depreciation and amortization	1,576	1,543	1,931
Amortization of intangible asset	1,068	–	–
Stock based compensation	485	480	–
Capital gain, net	–	(1)	–
Liability for severance pay, net	124	62	51
Provision for losses on accounts receivable	110	25	–
Exchange rates differences on deposits, net	(6)	–	–

Changes in operating assets and liabilities;
Decrease (Increase) in accounts receivable	115	(608)	(378)
(Increase) decrease in prepaid expenses other current assets	(82)	168	(84)
(Increase) decrease in inventory	(38)	87	(49)
(Decrease) increase in accounts payable	(778)	(988)	203
(Decrease) increase in deferred revenues	(1,172)	755	(109)
Increase (decrease) in other current liabilities	120	5	(494)
	4,202	1,528	1,071
Net cash (used in ) provided by operating activities	(5,112)	2,035	217

Cash flows from investing activities:
Purchase of property and equipment	(724)	(883)	(1,376)
Proceeds from sale of property and equipment	-	14	-
Long term investment, net	-	131	(121)
Decrease (increase) in short-term investments	6,184	(1,419)	(121)
Purchase of Go2Call operations, net	(2,509)
Net change in deposits	-	(5)	2
Net cash provided by (used in ) investing activities	2,951	(2,162)	(1,616)

Cash flows from financing activities:
Payment of capital leases	(12)	-	-
Proceeds from exercise of employee options	32	70	390
Net cash provided by financing activities	20	70	390

(Decrease) increase in cash and cash equivalents	(2,141)	(57)	(1,009)
Cash and cash equivalents at beginning of year	3,790	3,847	4,856
Cash and cash equivalents at end of year	1,649	3,790	3,847

Supplemental disclosures of cash flow information:
Cash paid for:
Taxes	108	68	21

Supplemental schedule of non cash investing and financing activities:
Acquisition of fixed assets on credit	-	-	44
Acquisition of capital leases	225	-	-
Cancellation of treasury stock	-	210	-

Supplemental schedule of acquisition of Go2Call
Fixed assets	$51
Goodwill	$2,002
Intangible asset	$5,650
Accounts payable	$(367)
Deferred revenues	$(624)
Stock issuance	$(4,203)
Total	$2,509

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

Prior to the end of the first quarter of 2008, the Company initiated a process of attempting to realign its cost structure with its current business model and began to reduce its operations and expenses (including a significant reduction in work force) in order to immediately reduce its cash burn rate.  In addition, with the assistance of outside strategic consultants the Company began the process of examining ways to possibly increase its current revenues by growing its current sales and/or entering into new sales channels.

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

d.   Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statement and the accompanying notes. Actual results could differ from those estimates

On an ongoing basis, the company evaluates it estimates, including those related to allowances for doubtful accounts receivable, the amortization of deferred revenue associated with customer accounts, the useful lives of property and equipment and the value of common stock, common stock options, and restricted stock for the purpose of determining stock-based compensation. The Company bases its estimates on historical experience, available market information, appropriate valuation methodologies, including the Black and Scholes option model and on various other assumptions that are believed to be reasonable, the results of which from the basis for making judgments about the carrying values of assets and liabilities.

e.   Cash and cash equivalents

The Company maintains cash with investment grade financial institutions. Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash with original maturities of three months or less.

f .     Restricted Cash

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

k.     Impairment of Goodwill and Intangible Asset

The Company evaluates its long-lived tangible and intangible assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is subject to an annual test for impairment. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2007, the Company amortized $2,680,000 from the asset’s book value.

l.     Revenue recognition

The Company recognizes revenues from Internet telephony services based on minutes (or fractions thereof) of customer usage. The Company records payments received in advance for prepaid services and services to be supplied under contractual agreements as deferred revenue until such related services are provided.

m.     Cost of revenues

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

n.    Research and development expenses

Research and development expenses are expensed as incurred and consist primarily of payroll and facilities charges associated with the research and development of our current and future products.

o.     Income taxes

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

p.     Stock-based compensation

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

Had compensation cost for the Company's option plans been determined on the basis of the fair value at the grant dates in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, the Company's pro forma net loss and pro forma basic and diluted net loss per share for 2005 would have been as follows:

Year ended December 31, 2005
Pro forma net loss:
Net loss for the year, as reported	$(854)
Add: stock-based compensation determined under SFAS 123	(367)

Pro forma net loss	$(1,221)

Net loss per share - basic and diluted:
As reported	$(0.03)
Pro forma	$(0.04)

The following assumptions were used for the fiscal year 2005: dividend yield of 0.00% for all periods; risk-free interest rate of 4.0% and 3.2% respectively; an expected life of 3-years for all periods; a volatility rate of 78% and 87% respectively.

Because the determination of the fair value of all options granted includes an expected volatility factor and since additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of reported net income for future years.

q.     Restricted shares

The Company has granted restricted shares to retain, reward and motivate those employees who are deemed critical to the future success of the Company. The restricted share plan has been approved by the Board of Directors. We record compensation expense associated with non-vested restricted shares that have been granted in accordance with SFAS No. 123(R). In accordance with the aforementioned statement, we calculate compensation expense on the date of grant (number of shares granted multiplied by the fair value of our common stock on the date of grant) and recognize this expense, adjusted for forfeitures, ratably over the applicable vesting period.

r.     Net Income (loss) per share

Basic and diluted net income (loss) per share have been computed in accordance with SFAS No. 128, "Earnings Per Share", using the weighted average number of common stock outstanding. Diluted earnings per share give effect to all potential dilutive issuances of ordinary shares that were outstanding during the period. A total of 1,061,427 incremental shares were excluded from the calculation of diluted net loss per ordinary share for 2005.

s.     Concentration of credit risk

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

t.     Fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term investments, current accounts receivable, accounts payable and long-term liabilities. In view of their nature, the fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying amounts.

u.     Derivatives

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

v.     Reclassification

Certain prior years’ amounts have been reclassified in conformity with the current year's financial statements presentation.

w.     Recently issued accounting standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in 2007. The adoption of FIN 48 did not have a material impact on the Company's consolidated results of operations and financial condition.

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

In December 2007, the FASB issued FASB 141(R), “Business Combinations”, of which the objective is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FASB No. 141(R) to have a material impact on its consolidated financial statements.

Note 3 -   Investment in marketable securities and deposits

As previously noted under Marketable Securities in Note 2, the Company concluded that it was appropriate to classify investments in Auction Rate Securities as short-term investments. Auction Rate Securities generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. The Company classifies all of its short-term investments as available-for-sale securities. As of March 27, 2008, the Company had approximately $225,000 in auction rate securities that had not been liquidated. The following is a summary of our restricted cash and available-for-sale securities as of December 31, 2007 and 2008.

a.     Restricted cash and short-term investments

Comprised as follows:

	December 31,
	2007	2006
	($ in thousands)
Restricted cash (money market funds)*	$481	$283
Auction rate securities	3,675	10,725
Bank deposits	1,727	1,059
	5,883	12,067

b.     Restricted cash and long-term investments

Comprised as follows:

	December 31,
	2007	2006
	($ in thousands)
Restricted cash (money market funds)*	$1,085	$1,085
	$1,085	$1,085

* Restricted cash represents amounts held in certificates of deposit and money market funds to support stand-by letters of credit used as security for third party vendors.

Note 4 -   Accounts receivable, net

Accounts receivable are stated net of an allowance for doubtful accounts of approximately $110,000 and $25,000 at December 31, 2007 and 2006, respectively.

Note 5 -  Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2007	2006
	($ in thousands)

Government of Israel (VAT refund and other)	$74	$39
Deposits with suppliers	61	60
Prepaid expenses	308	274
Other	83	71
Total prepaid expenses and other current assets	$526	$444

Note 6 - Other current liabilities

Other current liabilities consist of the following:

	December 31,
	2007	2006
	($ in thousands)

Accrued expenses	$1,176	$867
Employees and related expenses	427	616
Other	62	62
Total other current liabilities	$1,665	$1,545

Note 7 - Capital leases - net of current portion

During the fourth quarter of 2007 the Company entered into a number of non-cancelable capital leases from various suppliers that amounted to approximately $225,000. The Company entered into such capital leases to obtain equipment for its new data site. Future minimum non-cancelable lease payments required after December 31, 2007 are as follows:

2008	$69
2009	76
2010	68
2011 and thereafter	-
Total capital leases	$213

Note 8 - Severance pay obligations

deltathree Ltd., the Company's Israeli subsidiary, is subject to certain Israeli law and labor agreements that determine the obligations of deltathree Ltd. to make severance payments to dismissed employees and to employees leaving the Company under certain other circumstances. The obligation for severance pay benefits, as determined by Israeli law, is based upon length of service and the employee's most recent salary. This obligation is partially funded through regular deposits made by deltathree, Ltd. into unaffiliated companies for managers' insurance policies. Amounts funded are controlled by the fund trustees and insurance companies and are not under the control and management of deltathree, Ltd.

Expenses (income) relating to employee termination benefits were $19,942, $11,860 and $62,368 for the years ended December 31, 2007, 2006 and 2005, respectively.

The aggregate value of the insurance policies as of December 31, 2007 and 2006 was $910,452 and $920,843, respectively.

Note 9 - Commitments and contingencies

a.     Lease commitments

The Company leases offices in New York City for the headquarters of its United States operation with an initial cost of approximately $731,000, increasing annually to $815,000 during the final year of the lease. The lease extends until July 2010 with an option to extend the lease for an additional five years.

On October 2003 the Company entered into a sub-lease agreement with a third party to sub-lease approximately thirty percent of the overall the New York office space. The annual sub-lease income in 2007 was approximately $156,000, increasing annually to $168,000 during the final year of the lease. The sub-lease extends until July 2010.

Rent expense, net was $628,000, $ 650,000 and 653,202 for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition, on September 2005 the Israeli subsidiary signed an amendment to its lease agreement that extended the lease term through December 2009 and increased the total space in the Israel office by 250 square meters, bringing the aggregate office space to 1,290 square meters, at an annual cost of $220,000. According to the terms of this amendment, the Israeli subsidiary has an option to further extend the term of the lease for an additional five years, ending in December 2014.

Rent expense, net was $220,000, $ 200,000 and $209,000 for the years ended December 31, 2007, 2006 and 2005, respectively

b.   Legal proceedings

On or about August 30, 2007, one of our vendors commenced an action in the Southern District of New York against us for breach of contract, copyright infringement, breach of the duty of good faith and fair dealing and replevin relating to a license agreement that we entered into with the vendor in 2005 to license the vendor's software. In addition, the vendor sought a temporary restraining order and preliminary injunction prohibiting us from using the software during the course of the litigation. The temporary restraining order was denied, however we have since stopped using such vendor’s software and have begun using software provided by a different vendor. On February 4, 2008, we filed a motion for partial summary judgment, to which the other side submitted a reply.  Although we denied any liability, we argued that the agreement between us and such vendor clearly limits the amount of our total liability to the aggregate amounts we had paid such vendor ($111,350).  Rather than incur the costs and expenses (including attorneys’ fees) that would be required to defend the action – which we believe would certainly be greater than $111,350 – we petitioned the court to require the vendor to accept such amount from us as a full and final settlement of all amounts owing between the parties and, upon our tendering such amount, to dismiss the case.  The court has not yet ruled on this motion.  In the event that our motion is not granted, we plan to continue to defend the action and do not anticipate that this will be a material event in the event liability is found.

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

d.   Stand-by letters of credit

At March 27, 2008, the company had stand-by letters of credit totaling $1.5 million, which were issued to guarantee certain contractual obligations, and are secured by certificates of deposit and money market funds at the Company’s banks. These amounts are recorded in the restricted cash and investments line items on the consolidated balance sheets.

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

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of "interconnected VoIP services", meaning VoIP services that can be used to send and receive calls to or from users on the public switched telephone network. The order applies to the Company’s iConnectHere customers. The Company does not believe that it is responsible for compliance with this order in connection with the services sold to its customers who purchase its services for the provision of services directly to end users. Clarification of this issue has been raised by similar providers with the FCC, however, the FCC has not addressed it to date and the Company cannot predict how the FCC would rule on this issue. Furthermore, depending on the FCC’s ruling on this issue, the Company cannot predict whether it would be subject to any third-party litigation in connection with such customers who resell the Company’s services.

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

In orders issued in September 2005 and May 2006, the FCC also has determined that interconnected VoIP providers must comply with the Communications Assistance for Law Enforcement Act, or CALEA, which requires providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. The FCC established a deadline of May 14, 2007 for VoIP providers to comply with the requirements of CALEA. As a result of the steps we have taken, we believe that we comply with the CALEA.

The FCC decided in June 2006 that interconnected VoIP service providers should be required to contribute to the universal service fund on an interim basis. The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end user interstate services. Additional changes to the assessment and recovery rules for universal service may affect our financial results.

On April 2, 2007, the FCC issued an order that tightened existing rules on protection and use of Customer Proprietary Network Information, or CPNI, and extended coverage of the CPNI rules to interconnected VoIP service providers (such as the Company). Although the rules are aimed in large part at preventing the practice of pretexting (in which a caller impersonates a phone customer to gain access to his or her phone records), the rules impose greater obligations on us and other companies like us to protect customer calling and network information and to file formal certifications with the FCC regarding procedures for protecting this information. Failure to comply is subject to FCC enforcement. The new rules went into effect on December 8, 2007. We do not expect these rules, or our ability to comply with them, to have a material adverse effect on our operations, financial position or results of operations.

Note 10 -   Stockholders' equity

a.   Share capital

Following the Company's initial public offering, effective December 1999, the Company's stock was listed on The Nasdaq National Market System. On September 17, 2002 the listing of the Company’s common stock was transferred from The Nasdaq National Market to The Nasdaq Capital Market. On March 28, 2008, the Company’s common stock was delisted from The Nasdaq Capital Market and began to be listed and traded on the OTC Bulletin Board (OTCBB).

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

As of December 31, 2007, options to purchase 1,560,020 shares of Class A Common Stock were exercisable and outstanding with exercise prices ranging between $1.02 and $10.25 per share.

A summary of the status of the Company’s stock option plans as of December 31, 2007, 2006 and 2005 and changes during the years then ended, is presented below:

	December 31, 2007		December 31, 2006		December 31, 2005
	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price
Options outstanding at beginning of year	2,330,835	$2.06	2,762,686	$2.58	3,066,939	$2.50
Granted during the year	-	-	105,000	3.17	120,000	3.06
Exercised during the year	35,000	0.89	68,982	1.04	352,253	1.10
Forfeited during the year	735,815	1.02	467,869	5.53	72,000	6.72
Outstanding at end of year	1,560,020	1.91	2,330,835	2.06	2,762,686	$2.58

Weighted average fair value of options granted during the year	$0.00-		$3.17		$3.06

Additional information regarding options outstanding as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$0.74 – $1.02	363,266	1.1	1.01	363,266	1.01
$1.13 – $1.38	510,458	1.2	1.23	510,458	1.23
$1.75 – $2.15	161,348	2.9	1.81	161,348	1.81
$2.85 – $3.20	514,348	5.7	2.95	481,015	2.95
$10.25 – $15.00	10,600	1.3	10.25	10,600	10.25
	1,560,020	3.8	$1.91	1,526,687	$1.88

c.   Restricted shares of the Company’s Common Stock

During the year ended December 31, 2007, the Company granted restricted shares of the Company’s common stock to retain, reward, and motivate those employees who are deemed critical to the future success of the Company. The restricted shares of common stock were granted pursuant to the Company’s 2004 Stock Incentive Plan, which was approved by the Board of Directors and stockholders of the Company.   The restricted shares are subject to certain forfeiture provisions, and therefore are restricted as to transferability until such forfeiture restrictions have lapsed. The restrictions relate to continued service with the Company. The vesting period for such restricted shares of common stock is typically three years. The intrinsic value of the restricted shares of common stock issued to employees of the Company is amortized as of the date of grant to compensation expense over the vesting period of such grant.

During  2007, the Company recognized approximately $154,775 of compensation expense related to the amortization of the restricted shares of common stock. During 2007, the Company granted a total of 15,000 restricted shares of common stock to its employees.

d.   Non-employee restricted stock plan

On July 5, 2006, the Board approved the 2006 Non-Employee Director Stock Plan (“2006 Stock Plan”) and it was subsequently approved by the stockholders at the annual meeting on September 8, 2006. The 2006 Stock Plan provides for the automatic grant of restricted stock. With the adoption of this plan, the 2004 Non-employee Stock Option Plan was terminated except with respect to outstanding options previously granted thereunder. The 2006 Stock Plan permits only the grant of restricted shares to purchase shares of our common stock. The aggregate number of shares of restricted stock that may be issued under the 2006 Stock Plan shall be 500,000 shares, which represents the number of additional shares underlying potential option grants that were available under the 2004 Non-Employee Option Plan approved for issuance by our stockholders at our 2004 annual stockholders’ meeting. A grant of restricted stock under the 2006 Stock Plan is a grant of shares of the common stock that, at the time of issuance, are subject to certain forfeiture provisions, and thus are restricted as to transferability until such forfeiture restrictions have lapsed. The restrictions on the restricted stock issued pursuant to the Plan relate to continued service on the Company’s board of directors (lapsing on a monthly basis). If the Company reacquires (at not more than its original issuance price) any shares of restricted stock or if any shares of restricted stock are forfeited, or otherwise cancelled or terminated, such shares which were subject to such restricted stock award shall again be available for issuance from time to time pursuant to the 2006 Stock Plan. At December 31, 2007, no shares of restricted stock were awarded to non-employee directors under the plan.

Note 11 - Research and development expenses

Research and development expenses consist of the following:

	Year ended December 31,
		($ in thousands)
	2007	2006	2005
Salaries and related expenses	$3,498	$2,370	$2,331
Consulting and advisory fees	235	297	101
Travel	104	816	104
Other	832	560	692
Total research and development expenses	$4,669	$4,043	$3,228

Note 12 -     Income taxes

a.   Provision for income taxes

No provision for income taxes was required for the years ended December 31, 2007, 2006 and 2005 due to net losses in these periods.

b.   Tax loss carryforwards

As of December 31, 2007, the Company had net operating loss carryforwards generated in the U.S. and Israel of approximately $67,910,000 -and $6,376,000, respectively. The Company's U.S. net operating loss carryforwards will expire at various dates between 2012 and 2025 if not utilized. In addition, a portion of those net operating loss carryforwards could be subject to limitation due to changes in ownership of the Company. The Company's net operating losses generated in Israel may be carried forward indefinitely. The Israeli subsidiary received final tax assessments through the tax year ended December 31, 1999.

c.   In accordance with SFAS No. 109, the components of deferred income taxes are as follows:

	December 31,
	2007	2006
	($ in thousands)
Net operating losses carryforwards	$26,042	$20,822
Less valuation allowance	(26,042)	(20,822)
Net deferred tax assets	$—	$—

As of December 31, 2007, and 2006, a valuation allowance of $26,042,000 and $20,822,000, respectively, is provided as the realization of the deferred tax assets are not assured.

	Year ended December 31,
	2007	2006	2005
	(US$ in thousands)

Domestic	$(9,497)	$250	$(782)
Foreign	309	257	(28)
Total	$(9188)	$507	$(810)

Note 13 -Segment reporting, geographical information and major customers

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

	Year ended December 31,
	2007	2006	2005
		($ in thousands)
Revenues:
United States	$12,677	$16,855	$9,573
Europe	5,682	2,758	1,378
South America	3,949	6,703	3,603
Far East	2,559	5,092	5,009
Middle East	3,744	5,238	8,551
Other	866	1,307	1,600
Total revenues	$29,477	$37,953	$29,714

Revenues from major customers exceeding 10% of revenues:
Master Reseller – A	--%	--%	--%

	December 31,
	2007	2006
	($ in thousands)
Long-lived assets:
United States	2,363	3,068
Israel	385	297
Europe	68	93
Other	66	-
Total long-lived assets	2,882	3,458

Selected Quarterly Financial Information (Unaudited)
	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2007
Total revenues	$8,312	$7,602	$7,260	$6,303
Costs and operating expenses:
Cost of revenues	5,276	5,551	5,284	4,996
Research and development expenses	1,136	1,107	1,154	1,273
Selling and marketing expenses	1,227	1,318	1,267	1,256
General and administrative expenses	612	649	902	789
Write down of intangible asset	-	-	-	2,680
Depreciation and amortization	568	774	783	519
Total costs and operating expenses	8,819	9,399	9,390	11,513
Loss from operations	(507)	(1,797)	(2,130)	(5,210)
Other non operating income	-	-	-	13
Interest income, net	120	175	97	50
Profit (Loss) before income taxes	(387)	(1,622)	(2,033)	(5,147)
Income taxes	10	17	91	8
Net Profit (loss)	$(397)	$(1,639)	$(2,124)	$(5,155)
Net loss per share - basic and diluted	$(0.01)	$(0.05)	$(0.06)	$(0.16)

Basic weighted average number of shares outstanding	31,288,130	32,781,545	32,795,045	32,843,752

Diluted weighted average number of shares outstanding	31,288,130	32,781,545	32,795,045	32,843,752

2006
Total revenues	$10,749	$9,966	$8,537	$8,701
Costs and operating expenses:
Cost of revenues	7,194	6,166	5,331	5,684
Research and development expenses	1,080	1,044	961	958
Selling and marketing expenses	1,202	1,271	1,276	1,207
General and administrative expenses	932	732	693	731
Depreciation and amortization	371	379	389	404
Total costs and operating expenses	10,779	9,592	8,650	8,984
Loss from operations	(30)	374	(113)	(283)
Interest income, net	129	148	162	181
Profit (Loss) before income taxes	99	522	49	(102)
Income taxes	11	26	19	5
Net loss	$88	$496	$30	$(107)
Net loss per share - basic and diluted	$(0.00)	$0.02	0.00	$(0.00)

Basic weighted average number of shares outstanding	29,741,307	29,745,897	29,788,403	29,807,755

Diluted weighted average number of shares outstanding	30,673,141	30,604,982	29,907,650	29,807,755

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 31, 2008.

DELTATHREE, INC.

By:	/s/Shimmy Zimels
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

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/Shimmy Zimels	Chief Executive Officer, President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 31, 2008

/s/Noam Bardin	Director	March 31, 2008

/s/Ilan Biran	Director	March 31, 2008

/s/Benjamin Broder	Director	March 31, 2008

/s/Lior Samuelson	Chairman of the Board of Directors	March 31, 2008

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

3.1.1	Form of Restated Certificate of Incorporation of deltathree, Inc. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

3.1.2	Form of Amendment to Restated Certificate of Incorporation of deltathree, Inc. (Incorporated by reference to our Annual Report on Form 10-K/A, filed on April 30, 2001).

3.2	Form of Amended and Restated By-laws of deltathree, Inc. (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.1	Specimen Certificate of Class A Common Stock (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.2	Specimen Certificate of Class B Common Stock (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

10.1	Form of deltathree, Inc. 1999 Stock Incentive Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.2	Form of deltathree, Inc. 1999 Employee Stock Purchase Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

10.3	Form of deltathree, Inc. 1999 Performance Incentive Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.4	Form of deltathree, Inc. 1999 Directors' Plan (Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).+

10.5	Employment Agreement, effective as of April 26, 2004, between Shimmy Zimels and deltathree, Inc. (Incorporated by reference to our annual report on Form 10-K/A, filed on April 29, 2004).+

10.6	2004 Stock Incentive Plan (Incorporated by reference to our registration statement on Form S-8 (Registration No. 333-86503)).+

10.7	2004 Non-Employee Director Stock Option Plan (Incorporated by reference to our registration statement on Form S-8 (Registration No. 333-86503)).+

10.8	Form of Option Agreement Pursuant to 2004 Stock Incentive Plan (Incorporated by reference to our Annual Report on Form 10-K, filed on March 31, 2005).+

10.9	Form of Option Agreement Pursuant to 2004 Non-Employee Director Stock Option Plan (Incorporated by reference to our Annual Report on Form 10-K, filed on March 31, 2005).+

10.10	Executive and Director Compensation Arrangements (Incorporated by reference to our Annual Report on Form 10-K, filed on March 31, 2005).+

10.11
First Amendment to the deltathree, Inc. 2004 Stock Incentive Plan, dated as of December 20, 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2005).+

10.12
First Amendment to the deltathree, Inc. 2004 Non-Employee Director Stock Option Plan, dated as of December 20, 2005 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on December 21, 2005).+

10.13
Registration Rights Agreement dated February 19, 2007 by and between deltathree, Inc. and Go2Call.com, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed on February 20, 2007).

10.14	deltathree, Inc. Amended and Restated 1999 Performance Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 11, 2006).+

10.15	Deltathree, Inc. 2006 Non-Employee Director Stock Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on September 8, 2006).+

10.16*	Form of Restricted Unit Agreement Pursuant to 2004 Stock Incentive Plan.+

10.17	Employment Agreement, dated as of February 1, 2008, between Lior Samuelson and deltathree, Inc. (Incorporated by reference to our Current Report on Form 8-K, filed on February 4, 2008).+

14.1	deltathree, Inc. Corporate Code of Conduct and Ethics (Incorporated by reference to our annual report on Form 10-K, filed on March 30, 2004).

21.1*	Subsidiaries of deltathree, Inc.

23.1*	Consent of Brightman Almagor & Co.

31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.

+   Management contract or compensatory plan.