Form 10-Q
period 2008-03-31
DELTATHREE INC
filed 2008-05-14
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer     ☐                                      Accelerated filer                     ☐
Non-accelerated filer      ☒                                      Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of May 12, 2008, the registrant had outstanding 32,870,105 shares of Class A Common Stock, par value $0.001 per share.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)

	As of March 31,	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$817	$1,649
Restricted cash and short-term investments	4,176	5,883
Accounts receivable, net	1,023	1,061
Prepaid expenses and other current assets	510	526
Inventory	127	193

Total current assets	6,653	9,312

Restricted cash and long-term investments	1,085	1,085

Property and equipment, net	2,619	2,882

Goodwill	2,002	2,002

Intangible assets, net	1,667	1,902

Deposits	122	116

Total assets	$14,148	$17,299

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital leases	$82	$69
Accounts payable and accrued expenses	1,622	2,505
Deferred revenues	570	551
Other current liabilities	2,166	1,665

Total current liabilities	4,440	4,790

Long-term liabilities:
Capital leases, net of current portion	151	144
Severance pay obligations	317	341

Total long-term liabilities	468	485

Total liabilities	4,908	5,275

Stockholders’ equity:
Class A Common stock - par value $0.001; authorized 75,000,000 shares; issued and outstanding: 32,870,105 at March 31, 2008 and at December 31, 2007	33	33
Additional paid-in capital	172,802	172,747
Accumulated deficit	(163,595)	(160,756)

Total stockholders’ equity	9,240	12,024

Total liabilities and stockholders’ equity	$14,148	$17,299

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
Revenues	$5,395	$8,312

Costs and operating expenses:
Cost of revenues	4,029	5,276
Research and development expenses	1,184	1,136
Selling and marketing expenses	1,238	1,227
General and administrative expenses	778	612
Depreciation and amortization	617	568
Reorganization expenses	372	-

Total costs and operating expenses	8,218	8,819

Loss from operations	(2,823)	(507)

Interest (expense) income, net	(10)	120
Net (loss) before taxes	(2,833)	(387
Income taxes	6	10
Net (loss)	$(2,839)	$(397)

Basic net (loss) per share	$(0.09)	$(0.01)

Diluted net (loss) per share	$(0.09)	$(0.01)

Basic weighted average number of shares outstanding	32,870,105	31,288,130

Diluted weighted average number of shares outstanding	32,870,105	31,288,130

See notes to unaudited condensed consolidated financial statements

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Loss for the period	$2,839	$397

Adjustments to reconcile loss for the period
to net cash used in operating activities:
Depreciation of property and equipment	382	377
Amortization of intangible assets	235	191
Stock based compensation	55	97
Provision for losses on accounts receivable	10	-
(Decrease) Increase in liability for severance pay, net	(24)	77
Exchange rates differences on deposits, net	(6)	-

Changes in assets and liabilities:
Decrease in accounts receivable	28	157
Decrease (increase) in prepaid expenses and other current assets	16	(92)
Decrease (increase) in inventory	66	(42)
(Decrease) in accounts payable	(883)	(689)
Increase (decrease) in deferred revenues	19	(348)
Increase in other current liabilities	501	114
	399	(158)
Net cash used in operating activities	(2,440)	(555)

Cash flows from investing activities:
Purchase of property and equipment	(82)	(207)
Increase in deposits	-	(1)
Decrease in short-term investments	1,707	2,805
Purchase of Go2Call operations, net	-	(2,509)
Net cash provided by investing activities	1,625	88

Cash flows used in financing activities:
Payment of capital leases	(17)	-
Net cash used in financing activities	(17)	-

Decrease in cash and cash equivalents	(832)	(467)
Cash and cash equivalents at beginning of period	1,649	3,790
Cash and cash equivalents at end of the period	$817	$3,323

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)
(continued)

	Three Months Ended March 31,
	2008	2007
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$6	$-
Supplemental schedule of non cash investing
and financing activities:
Acquisition of capital leases	$-	$-
Cancellation of treasury stock	$-	$-
Supplemental schedule of acquisition of Go2Call
Fixed assets	-	$51
Intangible asset	-	$7,652
Accounts payable	-	$(367)
Deferred revenues	-	$(624)
Stock issuance	-	$(4,203)
Total	$-	$2,509

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

New Accounting Pronouncements

In November 2007, the FASB proposed a one-year deferral of Statement 157. FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of Statement 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company expects no material effect on its result of operations and financial position statements as a result of its adoption of SFAS 157.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock option and stock incentive compensation plans, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. We did not calculate the diluted earnings per common share for the quarter ended March 31, 2008, or 2007, since the company recorded a net loss.

2.  Stock-Based Compensation

A.  Options.

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

There were 1,760,000 options granted during the three months ended March 31, 2008.

B.  Restricted shares/units to purchase restricted shares of the Company’s common stock.

The Company grants restricted shares of its Class A Common Stock, par value $0.0001 per share, or the common stock, to retain, reward and motivate selected employees and directors, whom we believe are critical to the future success of the Company. The restricted share plan has been approved by the Board of Directors. We record compensation expense associated with non-vested restricted shares which have been granted in accordance with SFAS No. 123(R). In accordance with the aforementioned statement, we calculate compensation expense on the date of grant (number of shares granted multiplied by the fair value of our common stock on the date of grant) and recognize this expense, adjusted for forfeitures, ratably over the applicable vesting period.

The Company granted 180,000 restricted units to purchase shares to its employees during the three months ended March 31, 2008.

3.  Commitments and Contingencies

 Sublease of our New York Office

On March 24, 2008, our management and Board of Directors approved a restructuring plan for the Company that included, amongst other things, subleasing our New York office for the remainder of the term under the lease.  Pursuant to this plan, in conjunction with such sublease we would attempt to lease a different office space that would be better suited for our current needs and decrease our monthly costs substantially.  To date, we have entered into a Letter of Intent with a prospective sublessee and are working diligently to finalize the terms of the sublease.  If we are able to finalize the terms and execute the sublease, we estimate that we will incur approximately $50,000 in broker commissions and will have to pay the remaining liability (representing the difference between the rent we currently pay and the rent that would be payable by the sublessee over the reminder of the term of the lease) to the landlord.  As of March 31, 2008, we have not accrued the costs associated with the execution of the sublease since we do not meet all the criteria under SFAS 146, but we believe that we will complete and execute such a sublease by the end of the second quarter of 2008 and will make the appropriate provision at such time.

Litigation

On or about August 30, 2007, one of our vendors commenced an action in the Southern District of New York against us for breach of contract, copyright infringement, breach of the duty of good faith and fair dealing and replevin relating to a license agreement that we entered into with the vendor in 2005 to license the vendor's software. In addition, the vendor sought a temporary restraining order and preliminary injunction prohibiting us from using the software during the course of the litigation. The temporary restraining order was denied, however we have since stopped using such vendor’s software and have begun using software provided by a different vendor. On February 4, 2008, we filed a motion for partial summary judgment, to which the other side submitted a reply.  Although we denied any liability, we argued that the agreement between us and such vendor clearly limits the amount of our total liability to the aggregate amounts we had paid such vendor ($111,350).  Rather than incur the costs and expenses (including attorneys’ fees) that would be required to defend the action – which we believed would be greater than $111,350 – we petitioned the court to require the vendor to accept such amount from us as a full and final settlement of all amounts owing between the parties and, upon our tendering such amount, to dismiss the case.  On April 29, 2008, our motion was denied on the grounds that the parties were still in dispute as to the total amount of royalty payments required to be paid by us to such vendor under the license agreement.  Nevertheless, we plan to continue to defend the action and do not anticipate that this will be a material event in the event liability is found.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

For a more complete list and description of such risks and uncertainties, as well as other risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2007.  Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after we have filed this Quarterly Report on Form 10-Q with the SEC, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

Founded in 1996, we are a leading provider of integrated VoIP telephony services, products, hosted solutions, and infrastructure.  We offer customers high quality Internet telephony solutions that are viable and cost-effective alternatives to traditional telephone services.  Supporting tens of thousands of active users around the world, we serve customers through our two primary distribution channels: the service provider and reseller channel, and the direct-to-consumer channel. Our advanced solutions offer service providers and resellers a full spectrum of private label VoIP products and services, as well as a back-office suite of services. Utilizing advanced Session Initiation Protocol technology, we provide all the components to support a complete VoIP service deployment.  Our direct-to-consumer channel consists of our iConnectHere offering (which provides VoIP products and services directly to consumers and small businesses online using the same primary platform) and our joip offering (which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic Communications Co.).

During the first quarter of 2008 we continued to see some weakness in our top line performance primarily due to the impact of ongoing competition in the direct-to-consumer market for VoIP services and certain non-differentiated reseller markets.  During the quarter, we moved to implement a wide range of initiatives aimed at significantly reducing costs, increasing operating efficiencies in order to streamline our operations and, ultimately, reducing our quarterly cash utilization. These measures included the culmination of a roughly 45% reduction in global headcount over approximately the last five months, which we believe will begin to translate into a material reduction in operating expense during the second half of the current quarter. Combined with reductions in professional service agreements, the renegotiation of certain long-term agreements and real estate obligations as well as other cost reduction measures, we believe these measures will allow us to scale the organization to more effectively match the current revenue run rate.  While weakness in the reseller market accounted for the majority of the decline in our quarter–to-quarter and year-over-year revenue, we are now strengthening and redirecting our sales efforts in this area by offering an improved suite of higher value, more unique VoIP products that are positioned to command more attractive pricing and enjoy less direct competition.

Overall, we believe that the global market for advanced VoIP services remains attractive and that we are taking the appropriate steps for potential long-term growth.

The above items are forward-looking statements about our expectations for future performance. Actual results could differ materially.

Results of Operations - Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

Revenues

Revenues decreased by approximately $2.9 million or 35% to approximately $5.4 million for the three months ended March 31, 2008 from approximately $8.3 million for the three months ended March 31, 2007.

Revenues from VoIP telephony services through our reseller and service provider sales efforts (including sales of our outsourced platform solution) decreased approximately $2.0 million or 29% to approximately $4.9 million for the three months ended March 31, 2008 from approximately $6.9 million for the corresponding period in 2007.  The decrease in reseller revenues was primarily due to intense competition in the wholesale and retail reseller markets, resulting in a drop in the number of minutes transported together with price reductions in key markets. We were particularly affected in the Middle East and Asian markets (which make up just over 60% of our reseller revenues), where regulatory problems forced us to use more expensive termination routes. This caused us to raise the rates we had previously charged in those markets, resulting in a decline in our revenue run rate. As a result, revenues through these channels for the first quarter of 2008 dropped by approximately $1.7 million or 36% to approximately $3.0 million from $4.7 million for the first quarter of 2007.

Reseller revenues in the first quarter of 2007 include approximately $0.6 million of revenues related to the Go2Call acquisition (which occurred in February 2007). For the first quarter of 2008, this figure dropped by $0.2 million or 25% to $0.4 million due to pricing problems and a migration of former Go2Call customers.

Revenues generated by our outsourced service platform provider channel increased by approximately $0.1 million or 20% from approximately $0.5 million for the three months ended March 31, 2007 to approximately $0.6 million for the three months ended March 31, 2008. There was no growth in the monthly recurring user customer base (of approximately 81,000 users), but improvements in billing allowed us to generate more revenues from the current customers.

 In addition to the decrease in reseller revenues, our revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere decreased by approximately $0.3 million or 27% to approximately $0.8 million for the three months ending March 31, 2008 from approximately $1.1 million for the same period in 2008, due primarily to a lower number of PC-to-Phone and Broadband Phone calls being placed by a decreasing user base, continuing the trend from throughout 2007.

For the first time, we have seen revenues generated by minutes sent using joip during the first quarter of 2008. The total revenues were only $30,000 for the quarter, but the monthly increase has averaged approximately 60% and we are confident that this trend will continue.

Non-core revenues (i.e., revenues not generated by VoIP sales) decreased by approximately $0.8 million or 57% to approximately $0.6 million for the three months ended March 31, 2008 from approximately $1.4 million for the three months ended March 31, 2007. In the first quarter of 2007 we were able to recognize $0.4 million revenues for the development of joip, as compared to no development revenues for the first quarter of 2008. Similarly, in the first quarter of 2007 we were able to recognize $0.4 million revenues due to our service agreement with SBC, one of our outsourced platform solution customers.  The agreement expired in 2007, and we were not able to recognize such revenue in the first quarter of 2008.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $1.3 million or 24.5% to approximately $4.0 million, or a 25% gross margin, for the three months ending March 31, 2008 from approximately $5.3 million or a 36% gross margin for the three months ending March 31, 2007. The difference in the gross margin was primarily due to:

•
The expiration of our agreement with SBC (see above), which contributed an additional $0.4 million to our gross margin at no additional cost during the first quarter of 2007, as compared to the same period in 2008;

•
The lack of joip development revenues in the first quarter of 2008 (described above), which contributed an additional $0.4 million to our gross margin with minimal costs included in cost  of goods sold for the first quarter of 2007;

•	an increase in our customer support costs of approximately $89,000, which was attributable to the launch of joip;

•	an increase in our network costs of approximately $152,000 in preparation for the launch of joip; and

•	a one time amortization for defective devices of approximately $74,000.

We continue to see pricing pressures that are affecting our margins in addition to costs related to the joip, which will continue to negatively affect our gross margins in the near future until we achieve greater penetration in the market of joip.

Research and development expenses.  Research and development expenses for the three months ending March 31, 2008 were approximately $1.2 million, which represented a slight increase compared to the three months ending March 31, 2007 of approximately $1.1 million. However, as a percentage of revenues, research and development expenses increased to 22.2% for the three months ending March 31, 2008 from 13.2% for the three months ending March 31, 2007. Salaries and related expenses is the main cost component that comprises this item, and they have remained relatively consistent from period to period.

Selling and marketing expenses.  Selling and marketing expenses were approximately $1.2 million for both the first quarter of 2008 and the first quarter of 2007. As a percentage of revenues, selling and marketing expenses increased to 22.2% for the three months ending March 31, 2008, from 14.5% for the three months ending March 31, 2007. The cost of marketing efforts during the three months ended March 31, 2008 was reduced by the decrease in sales commissions’ expense resulting from our revenue decline but was offset by an increase in direct marketing costs associated with our direct to consumer offering. Due to our recent decline in sales, we are in the process of evaluating our sales and marketing cost structure and we are considering whether to realign it based on our current level of sales.

General and administrative expenses.  General and administrative expenses increased by approximately $0.2 million or 33.3% to approximately $0.8 million for the three months ending March 31, 2008 from approximately $0.6 million for the three months ending March 31, 2007. As a percentage of revenues, general and administrative expenses increased to 14.8% for the first quarter of 2008 from 7.2% in the first quarter of 2007. The change was primarily due to an increase in professional fees for consultants providing strategic advisory services to the Company and costs associated with our ongoing litigation (described below).

Depreciation and amortization.  Depreciation and amortization increased by approximately $50,000 or 8.8% to approximately $620,000 for the three months ending March 31, 2008 from approximately $570,000 for the three months ending March 31, 2007,  primarily due to amortization of the intangible asset that was recorded as a result of the Go2Call acquisition. Depreciation on our fixed assets has remained consistent.

Reorganization Expenses. For the three month period ending March 31, 2008, we recorded reorganization expenses totaling approximately $0.4 million. No such expenses were recorded in the three month period ending March 31, 2007. The reorganization expenses are one-time costs related to reductions in headcount during the quarter as well as severance costs to be paid to our current Chief Executive Officer following the termination of his employment with the Company (currently scheduled for the end of May 2008).

(Loss) Income from Operations

Net loss from operations for the three months ending March 31, 2008 was $2.8 million, compared to a net loss from operations of $0.5 million for the corresponding period in 2007. This was due primarily to the following:

•	A decrease in our revenue base of approximately $2.9 million (35%), when comparing the three month period ending March 31, 2008 to the same period in 2007;

•	A decrease of 53% or $1.7 million in the gross margin when comparing the three month period ending March 31, 2008 to the same period ending March 31, 2007;

•	One-time reorganization expenses during the first quarter of 2008 of approximately $400,000; and

•
An increase of approximately $0.2 million in general and administrative expenses related to professional fees for consultants providing strategic advisory services to the Company and costs associated with our ongoing litigation (described below).

Interest Income, Net

Interest income, net decreased by approximately $130,000 or 108% to a net loss of approximately $10,000 for the three months ending March 31, 2008 from net income of approximately $120,000 for the three months ending March 31, 2007.  The decrease is mainly due to the decrease in interest received on short-term investments and restricted cash and the weakness in the U.S. dollar and the corresponding strength of the Israeli Shekel, the currency in which we incur the majority of our expenses.

Income Taxes, Net

We recorded net income taxes of approximately $6,000 for the three months ending March 31, 2008 as compared to approximately $10,000 for the three months ending March 31, 2007.  The change of approximately $4,000 was caused by decreased advanced payments on lower volume of nontaxable expenses during the periods for the Company’s subsidiary.

Net (Loss) Profit

For the three months ending March 31, 2008, we had a net loss of approximately $2.8 million, or $0.09 per share. For the three months ending March 31, 2007 we had a net loss of approximately $0.4 million, or $0.01 per share. The increase in the net loss was due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations.  As of March 31, 2008, we had an accumulated deficit of approximately $164 million.

As of March 31, 2008, we had cash and cash equivalents of approximately $0.8 million, restricted cash and short-term investments of approximately $4.2 million and long-term investments of $1.1 million, or a total of $6.1 million in cash, restricted cash, and short and long term investments, which represented a decrease of $2.5 million as compared to December 31, 2007.  The decrease in cash, restricted cash, and short and long term investments was primarily caused by the net cash used in operating activities of approximately $2.4 million.

We generated negative cash flow from operating activities of approximately $2.4 million during the three months ended March 31, 2008, compared with negative cash flow from operating activities of approximately $0.6 million during the three months ended March 31, 2007.  The decrease in our cash generated from operating activities was primarily driven by our net loss of $2.8 million, a decrease in accounts payable of $0.9 million and an increase of $0.5 million in other current liabilities. Generally, since our revenue base decreased, we noticed a decrease in our termination payable float which, coupled with the loss that was generated for the first three months of 2008, lead to the negative impact of cash used in operations.  On March 24, 2008, we initiated a process of attempting to realign our cost structure with our current business model and began to reduce our operations and expenses (including a significant reduction in work force) in order to immediately reduce our cash burn rate.  We expect that the effects of our changes will begin to be reflected in our second quarter 2008 financial results and be more fully reflected in the beginning of the third quarter of 2008.

Our capital expenditures during the three months ended March 31, 2008 were $0.1 million compared to $0.2 million for the three months ended March 31, 2007. We continued to make moderate investments to optimize our overall utilization of our existing domestic and international network infrastructure.

To the extent that these trends remain steady and we are not able to execute the plan that we adopted on March 24, 2008, we will be required to raise additional funds for our ongoing operations. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.  If additional funds are raised through the issuance of debt securities, we may not be able to obtain additional subsequent financing, if necessary, if the debt security contains certain covenants restricting our ability to obtain additional financing while such debt security is outstanding.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

Item 4T.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our principal executive and financial officer, with the participation of our management, evaluated the effectiveness of our disclosure controls and procedures.   Based on that evaluation, the principal executive and financial officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and timely reported as provided in the SEC rules and forms.

(b) Changes in Internal Controls.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

 On or about August 30, 2007, one of our vendors commenced an action in the Southern District of New York against us for breach of contract, copyright infringement, breach of the duty of good faith and fair dealing and replevin relating to a license agreement that we entered into with the vendor in 2005 to license the vendor's software. In addition, the vendor sought a temporary restraining order and preliminary injunction prohibiting us from using the software during the course of the litigation. The temporary restraining order was denied, however we have since stopped using such vendor’s software and have begun using software provided by a different vendor. On February 4, 2008, we filed a motion for partial summary judgment, to which the other side submitted a reply.  Although we denied any liability, we argued that the agreement between us and such vendor clearly limits the amount of our total liability to the aggregate amounts we had paid such vendor ($111,350).  Rather than incur the costs and expenses (including attorneys’ fees) that would be required to defend the action – which we believe would be greater than $111,350 – we petitioned the court to require the vendor to accept such amount from us as a full and final settlement of all amounts owing between the parties and, upon our tendering such amount, to dismiss the case.  On April 29, 2008, our motion was denied on the grounds that the parties were still in dispute as to the total amount of royalty payments required to be paid by us to such vendor under the license agreement.  Nevertheless, we plan to continue to defend the action and do not anticipate that this will be a material event in the event liability is found.

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

Item 6.    Exhibits.

See Exhibit Index on page 14 for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: May 14, 2008	By:	/s/ Shimmy Zimels
Name: Shimmy Zimels
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of PEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of PEO and PFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.