Form 10-Q
period 2008-06-30
DELTATHREE INC
filed 2008-08-14
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-28063

DELTATHREE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4006766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

419 Lafayette Street, New York, N.Y.	10003
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of August 11, 2008, the registrant had outstanding 32,870,105 shares of Class A Common Stock, par value $0.001 per share.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)
	As of June 30,	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$232	$1,649
Restricted cash and short-term investments	2,896	5,883
Accounts receivable, net	940	1,061
Prepaid expenses and other current assets	473	526
Inventory	160	193

Total current assets	4,701	9,312

Restricted cash and long-term investments	1,085	1,085

Property and equipment, net	2,550	2,882

Goodwill	2,002	2,002
Intangible assets, net	1,180	1,902

Deposits	126	116

Total assets	$11,644	$17,299

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital leases	$98	$69
Accounts payable	1,811	2,505
Deferred revenues	914	551
Other current liabilities	2,045	1,665

Total current liabilities	4,868	4,790

Long-term liabilities:
Capital leases, net of current portion	266	144
Other long term liabilities	228	-
Severance pay obligations	187	341

Total long-term liabilities	681	485

Total liabilities	5,549	5,275

Stockholders’ equity:
Class A common stock, par value $0.001	33	33
Additional paid in capital	172,874	172,747
Accumulated deficit	(166,812)	(160,756)

Total stockholders’ equity	6,095	12,024

Total liabilities and stockholders’ equity	$11,644	$17,299

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Revenues	$5,393	$7,602	$10,788	$15,914

Costs and operating expenses:
Cost of revenues	4,027	5,551	7,856	10,827
Research and development expenses	1,065	1,107	2,249	2,243
Selling and marketing expenses	1,178	1,318	2,416	2,545
General and administrative expenses	427	649	1,205	1,261
Restructuring costs	585	-	957	-
Write down for Go2call intangible asset	475	-	475	-
Deferred revenue restatement	*396	-	596	-
Depreciation and amortization	399	774	1,016	1,342

Total costs and operating expenses	8,552	9,399	16,770	18,218

Loss from operations	(3,159)	(1,797)	(5,982)	(2,304)
Other non-operating income	12	-	12	-
Interest (expense) income, net	(61)	175	(71)	295
Net loss before taxes	(3,208)	(1,622)	(6,041)	(2,009)
Income taxes	9	17	15	27
Net loss	$(3,217)	$(1,639)	$(6,056)	$(2,036)

Basic net loss per share	$(0.10)	$(0.05)	$(0.18)	$(0.06)

Basic weighted average number of shares outstanding	32,870,105	32,781,545	32,870,105	32,034,837

See note 2 to the unaudited condensed consolidated financial statements regarding the restatement of deferred revenue.

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Loss for the period	$(6,056)	$(2,036)

Adjustments to reconcile loss for the
period to net cash used in operating activities:
Depreciation and amortization	1,016	1,342
Write down for Go2call intangible asset	475	-
Stock based compensation	127	190
Provision for losses on accounts receivable	10	24
Exchange rates differences on deposits, net	(10)	-
Deferred revenues restatement	396	-
Change in liability for severance pay	(154)	80

Changes in assets and liabilities:
Decrease in accounts receivable	111	58
Decrease in prepaid expenses and other current assets	53	8
Decrease (increase) in inventory	33	(16)
Decrease in accounts payable	(694)	(618)
Decrease in deferred revenues	(33)	(859)
Increase in other current liabilities	609	267
	1,939	476
Net cash used in operating activities	(4,117)	(1,560)

Cash flows from investing activities:
Purchase of property and equipment	(241)	(531)
Purchase of Go2Call operations, net		(2,509)
Decrease in short-term investments	2,987	2,682
Net cash provided by (used in) investing activities	2,746	(358)

Cash flows from financing activities:
Proceeds from exercise of employee option	-	27
Payment of capital leases	(46)	-
Net cash used in (provided by) financing activities	(46)	27

Decrease in cash and cash equivalents	(1,417)	(1,891)
Cash and cash equivalents at beginning of period	1,649	3,790
Cash and cash equivalents at end of the period	$232	$1,899

Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$14	$17

Supplemental schedule of non-cash investing and financing activities
Acquisition of capital leases	$198	-

Supplemental schedule of acquisition of Go2Call
Fixed assets	-	$51
Goodwill	-	$2,002
Intangible asset	-	$5,650
Accounts payable	-	$(367)
Deferred revenues	-	$(624)
Stock issuance	-	$(4,203)
Total	-	$2,509

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION TO GAAP
($ in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(3,217)	$(1,639)	$(6,056)	$(2,036)

Write down for Go2Call intangible asset	475	-	475	-
Restatement of deferred revenue	396	-	596	-
Restructuring costs	585	-	957	-
Depreciation	399	774	1,016	1,342
Stock based compensation	72	93	127	190
Interest expense (income), net	61	(175)	71	(295)
Taxes	9	17	15	27
Adjusted EBITDA	(1,220)	(930)	(2,799)	(772)

Basic adjusted EBITDA per share (in US$)	$(0.04)	$(0.03)	$(0.09)	$(0.02)

Basic weighted average number of shares outstanding	32,870,105	32,781,545	32,870,105	32,034,837

Adjusted EBITDA (earnings before write down of intangible asset, restatement of deferred revenue, restructuring costs, depreciation and amortization, non-cash stock-based compensation, interest and taxes).

See notes to unaudited condensed consolidated financial statements.

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

Going Concern

The Company has sustained significant operating losses in recent periods, which has led to a significant reduction in its cash reserves.  The Company has initiated a restructuring plan that has helped the Company cut its operating costs significantly and better align the Company’s operations with its current business model, but there are no assurances that these actions will be sufficient to return the Company to positive cash flow.  At this time management is unable to determine if the Company has sufficient funds to continue its current operations over the foreseeable future if it does not receive additional financing.  The Company is in the process of seeking additional financing, but has not yet entered into any definitive agreement or understanding regarding such financing and we cannot assure you that any third party will be willing or able to provide additional capital to us on favorable terms or at all. In addition, if additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock option and stock incentive compensation plans, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated, based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. We did not calculate the diluted earnings per common share for the quarter ended June 30, 2008, since the company had a net loss.

2.           Restatement

During the quarter ended March 31, 2008, the Company took a $200,000 charge as an initial estimate to the deferred revenue liability.  As part of a continued review of the deferred revenue liability, the Company determined that amount was insufficient and should be adjusted for the quarter ended June 30, 2008, by an additional $396,000.  Management has concluded that the error in the deferred revenue liability is not a result of its current operations but rather most likely occurred during the year ended December 31, 2005 and possibly years prior. Although the cumulative error might have been material to the financial statements for the fiscal year ended December 31, 2005, management does not believe that restating the financial statements for the fiscal year ending December 31, 2005, would have a material impact on the profit and loss statements of the Company for the years ended December 31, 2006 and 2007.

3.             Restructuring

Due to the Company’s ongoing losses and reduction in cash, the Company has initiated a restructuring process in an attempt to cut the Company’s operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, we have recently (i) subleased our New York office to a third party for the remaining term of the lease (as previously disclosed in the Form 8-K filed by the Company with the SEC on August 6, 2008) and accrued the shortfall between the rental amounts we will be receiving from the subtenant and the rental amount we need to pay to the landlord, legal costs and brokerage fees associated with the sublease and (ii) continued the reduction in force instituted during the first quarter of 2008 and reduced the number of full time employees from approximately 120 at the beginning of the year to 42.   In total, we have recognized $585,000 in costs for this period that we believe relate directly to the restructuring.

4.           Intangible Assets Impairment

The Company evaluates it long-lived intangible assets for impairment in accordance with SFAS  No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Goodwill and intangible assets are subject to an annual test for impairment.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  As part of its assessment of the Company’s operations, management has reached the conclusion that we will not invest significant resources into a segment of the business that the Company purchased as part of the Go2Call transaction.  As a result, the Company has decided to write off $475,000, representing the entire amount of the asset allocated to that portion of the business, in the current period to properly adjust the value of the intangible asset associated with that asset.

5.           Stock-Based Compensation

A.  Options

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period in accordance with the provisions of FAS 123R. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year in 2006, using a modified prospective application. Under the modified prospective method, prior periods grant date fair values are not revised. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

The Company has no awards with market or performance conditions.

The Company used the implied volatility market-traded options in the Company’s stock for the expected volatility assumption input in the Black-Scholes model, consistent with the guidance is FAS 123R.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company does not target a specific dividend yield for its dividends payments but is required to assume a dividend yield as an input to the Black –Scholes model. The dividend yield assumption is based on the Company’s history and expectation of future dividends payout and may be subject to substantial change in the future. The expected life of employee stock options represent the period the stock options are expected to remain outstanding. The Black-Scholes model assumes that employee’s exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money. (i.e., the average stock price during the period is above the strike price of the stock option).

There were options representing the right to purchase 1,200,000 shares of the Company’s Class A Common Stock, or the common stock, granted during the three months ended June 30, 2008.

B.  Restricted shares of the Company’s common stock

The Company grants restricted shares of the common stock to retain, reward and motivate selected employees and directors whom we believe are critical to the future success of the Company. The restricted share plan has been approved by the Board of Directors. We record compensation expense associated with non-vested restricted shares which has been granted in accordance with SFAS No. 123(R). In accordance with the aforementioned statement, we calculate compensation expense on the date of grant (number of shares granted multiplied by the fair value of our common stock on the date of grant) and recognize this expense, adjusted for forfeitures, ratably over the applicable vesting period.

There were no restricted shares granted during the three months ended June 30, 2008.

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

For a more complete list and description of such risks and uncertainties, as well as other risks, refer to our Form 10-K for the year ended December 31, 2007.  Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

Founded in 1996, we are a leading provider of integrated VoIP telephony services, products, hosted solutions, and infrastructure.  We offer customers high quality Internet telephony solutions that are viable and cost-effective alternatives to traditional telephone services.  Supporting tens of thousands of active users around the world, we serve customers through our two primary distribution channels: the service provider and reseller channel, and the direct-to-consumer channel. Our advanced solutions offer service providers and resellers a full spectrum of private label VoIP products and services, as well as a back-office suite of services. Utilizing advanced Session Initiation Protocol technology, we provide all the components to support a complete VoIP service deployment.  Our direct-to-consumer channel consists of our iConnectHere offering (which provides VoIP products and services directly to consumers and small businesses online using the same primary platform) and our joip offering (which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic Communications).

During the second quarter of 2008, we began to see some signs of stabilization in terms of sequential revenue as the business realignment and cost reduction measures we began implementing in the first quarter of 2008 gained traction and the effects began to flow through to our financial performance. Following a comprehensive review of the company’s strategy initiated by the Board of Directors, we are refocusing our near-term strategy and market initiatives around our core VoIP reseller business, with an additional enhanced focus on key higher growth international markets such as the Middle East, Africa, Asia and Latin America, while still supporting our existing business segments in both the platform and iConnectHere business segments.  As part of the restructuring of the business we:

•	Subleased our New York office to a third party, which will save the Company over $1.5 million over the next two years;
•
Continued with the reduction in force that was initiated in the first quarter of 2008, as a result of which the Company has gone from approximately 120 full-time employees at the beginning of 2008 to 42;

•	Analyzed our cost structure by line item and cut our expenses significantly; and
•
Revamped our sales department, both in terms of seeking to use salespeople that will be located in the geographic markets in which we provide service and in terms of the compensation structure we utilize to incentivize our salespeople.

The Company has recently decided not to invest significantly in one of the international markets that contained contracts that we acquired as part of the Go2Call transaction. As required by GAAP, we had previously assigned a monetary value to our rights in this international market as an intangible asset. Under GAAP, since this asset is now considered to be impaired as a result of our recent decision, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.   As a result, the Company has decided to write off $475,000, representing the entire amount of the asset allocated to that market, in the current period to properly adjust the value of the intangible asset associated with that asset.

We believe that the restructuring plan that has helped the Company cut it operating costs significantly and better align our operations with our current business model, but there are no assurances that these actions will be sufficient to return the Company to positive cash flow.   At this time management is unable to determine if the Company has sufficient funds to continue its current operations over the foreseeable future if it does not receive additional financing.  The Company is in the process of seeking additional financing, but has not yet entered into any definitive agreement or understanding regarding such financing.

The above items are forward-looking statements about our expectations for future performance. Actual results could differ materially.

Results of Operations - Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Revenues decreased by approximately $5.1 million or 32.2% to approximately $10.8 million for the six months ended June 30, 2008 from approximately $15.9 million for the six months ended June 30, 2007. Revenues from VoIP telephony services through our reseller and service provider sales efforts (including sales of our Outsourced Platform Solution) decreased approximately $4.3 million or 32.3% to approximately $9.1 million for the six months ended June 30, 2008 from approximately $13.5 million for the six months ended June 30, 2007. The decrease in revenues is primarily due to intense competition in the wholesale and retail reseller markets, resulting in a drop in the number of minutes transported together with price reductions in key markets.  In addition, the following factors have contributed to the decrease in our revenues:

•
The development agreement with Panasonic for joip expired during 2007, for which we recognized revenues in the first half of 2007 of approximately $807,000. In the first half of 2008 we only recognized $64,000 in revenues from our service agreement with Panasonic. We believe that this segment of our business will not be a future growth driver based on the current sales forecasts from Panasonic of the Globarange phones;

•
The revenues in the first and second quarters of 2007 included approximately $1.6 million of revenues related to the Go2Call acquisition. However, this number fell by $849,000 or 51.8% to $790,000 for the first and second quarters of 2008. As with our other resellers, our retention of the Go2Call resellers suffered from increasing competition and falling rates; furthermore, many of the Go2Call resellers chose not to continue to work with us after we acquired Go2Call due to technical problems and a lack of familiarity with deltathree. In anticipation of this, the Company wrote-down its investment in Go2Call at December 31, 2007 and, as discussed above, has now written off its investment in another segment of the Go2Call business; and

•
Revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere have decreased by $0.7 million or 31.6% to approximately $1.4 million for the six months ended June 30, 2008 from approximately $2.1 million for the six months ended June 30, 2007, due primarily to a lower number of PC-to-Phone and Broadband Phone calls being placed by a decreasing user base.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $2.9 million or 26.9% to approximately $7.9 million or approximately 26.9% gross margin for the six months ended June 30, 2008 from approximately $10.8 million or 32.0% gross margin for the six months ended June 30, 2007.  The drop in gross margin can be attributable to competition that we have been experiencing in the reseller market.  There have been significant pricing pressures put on the market, as a result of which our rates have dropped significantly in these markets.  As part of our restructuring plan, we will begin to attempt to compete more aggressively in these markets going forward, which we believe will help us to raise revenues and increase our gross profit overall.

Research and development expenses.  Research and development remained relatively flat at $2.2 million for each of the six months ended June 30, 2008 and the six months ended June 30, 2007. As a percentage of sales, research and development expenses increased to 20.4% for the six months ended June 30, 2008, from 13.8% for the six months ended June 30, 2007.  We expect our research and development costs to drop over the next six months, as a significant portion of the costs incurred are related to salaries, which should decline as a result of the reduction in force discussed above. In addition, we do not plan to focus on developing new products in the near future, but rather expect to focus on our reseller division.

Selling and marketing expenses.  Selling and marketing expenses decreased by approximately $0.1 million or 4.0% to approximately $2.4 million for the six months ended June 30, 2008 from approximately $2.5 million for the six months ended June 30, 2007. As a percentage of sales, sales and marketing expenses increased to 22.2% for the six months ended June 30, 2008, from 15.7% for the six months ended June 30, 2007.

General and administrative expenses.  General and administrative expenses decreased by approximately $0.1 million or 7.7% to approximately $1.2 million for the six months ended June 30, 2008 from approximately $1.3 million for the six months ended June 30, 2007. As a percentage of sales, general and administrative expenses increased to 11.2% for the six months ended June 30, 2008, from 7.9% for the six months ended June 30, 2007. Included in general and administrative expenses for the period are certain one-time costs associated with the settlement with our vendor discussed under “Litigation” below of $240,000 and the costs associated with an outside consultant hired by the board to review our business plan of approximately $235,000, amounting to $475,000.

Depreciation and amortization.  Depreciation and amortization decreased by approximately $300,000 or 23.1% to approximately $1.0 million for the six months ended June 30, 2008 from approximately $1.3 million for the six months ended June 30, 2007 primarily due to two write downs of the intangible asset that we acquired as a result of the Go2Call acquisition as of December 31, 2007 and June 30, 2008, respectively, which changed the base value of this asset offset by overestimated amortization of $135,000 during the second quarter of 2008. Depreciation on our fixed assets has remained consistent.

Restructuring Costs. For the six month period ending June 30, 2008, we recorded reorganization expenses totaling approximately $0.9 million. No such expenses were recorded in the six month period ending June 30, 2007. The reorganization expenses are one-time costs related to (i) changes to the structure of our work force, including two reductions in force, that totaled approximately $0.3 million and (ii) the sublease of our New York office for the remaining term of the lease, for which we have accrued the shortfall between the rental amounts we will be receiving from the subtenant and the rental amount we need to pay to the landlord and legal costs associated with the sublease, legal costs and broker fees associated with the sublease, or approximately $0.6 million.

Write-down of Go2Call intangible asset.   As part of its assessment of the Company’s operations, the management has reached the conclusion that we will not invest significant resources into a segment of the business that the Company purchased as part of the Go2Call transaction.  As a result, the Company has decided to write off $475,000, representing the entire amount of the asset allocated to that portion of the business, in the current period to properly adjust the value of the intangible asset associated with that asset.

Deferred revenue restatement.   During the quarter ended March 31, 2008, the Company took a $200,000 charge as an initial estimate to the deferred revenue liability.  As part of a continued review of the deferred revenue liability, the Company determined that amount was insufficient and should be adjusted for the quarter ended June 30, 2008, by an additional $396,000.  Management has concluded that the error in the deferred revenue liability is not a result of its current operations but rather most likely occurred during the year ended December 31, 2005 and possibly years prior. Although the cumulative error might have been material to the financial statements for the fiscal year ended December 31, 2005, management does not believe that restating the financial statements for the fiscal year ending December 31, 2005, would have a material impact on the profit and loss statements of the Company for the years ended December 31, 2006 and 2007.

(Loss) Income from Operations

                 Net loss from operations for the six months ended June 30, 2008 was $6.1 million, compared to a net loss from operations of $2.3 million in the six months ended June 30, 2007. This was due primarily to the following:

•	A significant decrease in our revenue base of approximately $5.1 million, when comparing the period ended June 30, 2008 to the period ended June 30, 2007;
•	A significant decrease of 47.1% or $2.4 million in the gross margin when comparing the period ended June 30, 2008 to the period ended June 30, 2007;
•	The write down of the Go2call intangible asset of approximately $0.5 million;
•	The adjustment to the deferred revenue liability of $0.6 million;
•	A one-time reorganization expense of approximately $0.9 million; and
•
An increase of approximately $0.4 million in general and administrative expenses related to professional fees for consultants providing strategic advisory services to the Company and costs associated with our ongoing litigation.

Interest (expense) Income, Net

Interest (expense) income, net decreased by approximately $0.4 million to a net expense of approximately $0.1 million for the six months ending June 30, 2008 from net income of approximately $0.3 million for the six months ending June 30, 2007.  The decrease is mainly due to the decrease in interest received on short-term investments and restricted cash, the weakness in the U.S. dollar and the corresponding strength of the Israeli Shekel and interest expense paid on capital assets leased.

Income Taxes, Net

We incurred net income taxes of approximately $15,000 for the six months ended June 30, 2008 compared to approximately $27,000 for the six months ended June 30, 2007.  There was no income tax provisions recorded during the six months ended June 30, 2008, because of our net loss in the period. We have not recorded any tax benefits due to our accrued net operating losses, as we believe that, based on our history of net operating losses and other factors, the evidence does not support the realization of the benefit of our net operating losses at this time.  Accordingly, a full valuation allowance has been recorded against our net deferred tax assets.  Management believes that we have enough usable net operating losses in the foreseeable future to offset any net income that we expect to generate at this time and that, if we will achieve net income in the future, we will have to reevaluate our valuation of our net operating losses and deferred tax assets.

Net Loss

For the six months ended June 30, 2008, we had a net loss of approximately $6.1 million, or $0.18 per share. For the six months ended June 30, 2007 we had a net loss of approximately $2.0 million, or $0.06 per share. Expenses related to adoption of FAS 123R in the six months ended June 30, 2008 were approximately $0.1 million. The increase in net loss was due to the factors set forth above.

Results of Operations - Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Revenues decreased approximately $2.2 million or 29.1% to approximately $5.4 million for the three months ended June 30, 2008 from approximately $7.6 million for the three months ended June 30, 2007. Revenues from VoIP telephony services through our reseller and service provider sales efforts (including sales of our Outsourced Platform Solution) decreased approximately by $1.8 million or 28.2% to approximately $4.6 million for the three months ended June 30, 2008 from approximately $6.4 million for the three months ended June 30, 2007. The decrease in revenues is primarily due to intense competition in the wholesale and retail reseller markets, resulting in a drop in the number of minutes transported together with price reductions in key markets.  In addition, the following factors have contributed to the decrease in our revenues:

•
The development agreement with Panasonic for joip expired during 2007, for which we recognized revenues in the second quarter of 2007 of approximately $0.4 million.  In the second quarter of 2008 we only recognized $34,000 in revenues from our service agreement with Panasonic. We believe that this segment of our business will not be a future growth driver based on the current sales forecasts from Panasonic of the Globarange phones;

•
The revenues in the second quarter of 2007 included approximately $1.1 million of revenues from the Go2Call acquisition. However, this number fell by $703,000 or 66.7% to $351,000 for the first and second quarters of 2008. As with our other resellers, our retention of the Go2Call resellers suffered from increasing competition and falling rates; furthermore, many of the Go2Call resellers chose not to continue to work with us after we acquired Go2Call due to technical problems and a lack of familiarity with deltathree.  In anticipation of this, the Company wrote-down its investment in Go2Call at December 31, 2007 and, as discussed above, has now written off its investment in another segment of the Go2Call business; and

•
Revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere have decreased by $0.3 million or 31.4% to approximately $0.6 million for the second quarter of 2008 from approximately $1.0 million for the second quarter of 2007, due primarily to a lower number of PC-to-Phone and Broadband Phone calls being placed by a decreasing user base.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $1.5 million or 26.8 % to approximately $4.1 million or approximately 24.7% gross margin for the three months ended June 30, 2008 from approximately $5.6 million or 27.0% gross margin for the three months ended June 30, 2007.  The drop in gross margin can be attributable to competition that we have been experiencing in the reseller market.  There have been significant pricing pressures put on the market, as a result of which own rates have dropped significantly in our markets.  As part of our restructuring plan, we will attempt to compete more aggressively in these markets going forward, which we believe will help us raise revenues and increase our gross profit overall.

Research and development expenses.  Research and development expenses remained relatively flat at $1.1 million for each of the three months ended June 30, 2008 and the three months ended June 30, 2007. As a percentage of sales, research and development expenses increased to 20.4% for the three months ended June 30, 2008, from 14.5% for the three months ended June 30, 2007. We expect our research and development costs to drop over the next six months, as a significant portion of the costs incurred are related to salaries, which should decline as result of the reduction in force discussed above.

Selling and marketing expenses.  Selling and marketing expenses slightly decreased by approximately $0.1 million or 7.7% to approximately $1.2 million for the three months ended June 30, 2008 from approximately $1.3 million for the three months ended June 30, 2007. As a percentage of sales, sales and marketing expenses increased to 22.2% for the three months ended June 30, 2008, from 17.1% for the three months ended June 30, 2007. The cost of marketing efforts during the three months ended June 30, 2008 was reduced by the decrease in sales commissions’ expenses resulting from the revenue decline.

General and administrative expenses.  General and administrative expenses decreased by approximately $0.2 million or 33.3% to approximately $0.4 million for the three months ended June 30, 2008 from approximately $0.6 million for the three months ended June 30, 2007, primarily due to an increase in payroll and related expenses. As a percentage of sales, general and administrative expenses increased to 14.8% for the three months ended June 30, 2008, from 7.9% for the three months ended June 30, 2007. Included in general and administrative expenses for the period are certain one-time costs associated with the settlement with our vendor discussed below under “Litigation” of $0.1 million and the costs associated with an outside consultant hired by the board to review our business plan of approximately $0.1 million, amounting to $0.2 million.

Depreciation and amortization.  Depreciation and amortization decreased by approximately $0.4 million or 12.5% to approximately $0.4 million for the three months ended June 30, 2008 from approximately $0.8 million for the three months ended June 30, 2007 primarily due to two write downs of the intangible asset that we acquired as a result of the Go2Call transaction as of December 31, 2007 and June 30, 2008, respectively, which changed the base value of this asset offset by overestimated amortization of the intangible asset by approximately of $135,000 during the second quarter of 2008.

 Restructuring Costs. For the three month period ending June 30, 2008, we recorded reorganization expenses totaling approximately $0.6 million. No such expenses were recorded in the three month period ending June 30, 2007. The reorganization expenses are one-time costs related to (i) changes to the structure of our work force, including a reduction in force that totaled approximately $70,000 and (ii) the sublease of our New York office for the remaining term of the lease, for which we have accrued the shortfall between the rental amounts we will be receiving from the subtenant and the rental amount we need to pay to the landlord and legal costs associated with the sublease, legal costs and broker fees associated with the sublease, or approximately $0.5 million.

Write-down of Go2Call intangible asset.  As part of its assessment of the Company’s operations, management has reached the conclusion that we will not invest significant resources into a segment of the business that the Company purchased as part of the Go2Call transaction.  As a result, the Company has decided to write off $475,000, representing the entire amount of the asset allocated to that portion of the business, in the current period to properly adjust the value of the intangible asset associated with that asset.

Deferred revenue restatement.   During the quarter ended March 31, 2008, the Company took a $200,000 charge as an initial estimate to the deferred revenue liability.  As part of a continued review of the deferred revenue liability, the Company determined that amount was insufficient and should be adjusted for the quarter ended June 30, 2008, by an additional $396,000.  Management has concluded that the error in the deferred revenue liability is not a result of its current operations but rather most likely occurred during the year ended December 31, 2005 and possibly years prior. Although the cumulative error might have been material to the financial statements for the fiscal year ended December 31, 2005, management does not believe that restating the financial statements for the fiscal year ending December 31, 2005, would have a material impact on the profit and loss statements of the Company for the years ended December 31, 2006 and 2007.

(Loss) Income from Operations

Net loss from operations for the three months ended June 30, 2008 was $3.2 million, compared to a net loss from operations of $1.8 million in the three months ended June 30, 2007. This was due primarily to the following:

•	A significant decrease in our revenue base of approximately $2.2 million, when comparing the second quarter of fiscal year 2008 to second quarter of fiscal year 2007;
•	A significant decrease of 30% or $0.6 million in the gross margin when comparing the second quarter of fiscal year 2008 to second quarter of fiscal year 2007;
•	The write down of the Go2Call intangible asset of approximately $0.5 million;
•	The adjustment to the deferred revenue liability of approximately $0.4 million; and
•	A one-time reorganization expense of approximately $0.5 million.

Interest (expense) income, Net

Interest (expense) income, net decreased by approximately $236,000 to approximately $61,000 for the three months ended June 30, 2008 from interest income net approximately $175,000 for the three months ended June 30, 2007. The decrease is mainly due to the decrease in interest received on short-term investments and restricted cash, the weakness in the U.S. dollar and the corresponding strength of the Israeli Shekel and interest expense paid on capital assets leased.

Income Taxes, Net

We incurred net income taxes of approximately $9,000 for the three months ended June 30, 2008 compared to approximately $17,000 for the three months ended June 30, 2007.  There was no income tax provisions recorded during the three months ended June 30, 2008 because we had a net loss in the period. We have not recorded any tax benefits due to our accrued net operating losses, as we believe that, based on our history of net operating losses and other factors, the evidence does not support the realization of the benefit of our net operating losses at this time.  Accordingly, a full valuation allowance has been recorded against our net deferred tax assets.  Management believes that we have enough usable net operating losses in the foreseeable future to offset any net income that we expect to generate at this time and understands that, if we will achieve net income in the future, we will have to reevaluate our valuation of our net operating losses and deferred tax assets.

Net Loss

For the three months ended June 30, 2008 we had a net loss of approximately $3.2 million. For the three months ended June 30, 2007 we had a net loss of approximately $1.6 million. Expenses related to adoption of FAS 123R in the three months ended June 30, 2008 were $72,421. The increase in the net loss was due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations.  As of June 30, 2008, we had an accumulated deficit of approximately $166.8 million.

As of June 30, 2008, we had cash and cash equivalents of approximately $0.2 million, restricted cash and short-term investments of approximately $2.9 million, long-term investments of $1.1 million or a total of $4.2 million in cash, restricted cash, short and long term investments, a decrease of $4.4 million, as compared to December 31, 2007.  The decrease in cash, restricted cash, and short and long term investments noted was primarily caused by the net cash used in operating activities of approximately $4.1 million.

We generated negative cash flow from operating activities of approximately $4.1 million during the six months ended June 30, 2008 compared to negative cash flow from operating activities of approximately $1.6 million during the six months ended June 30, 2007.  The decrease in our cash generated from operating activities was primarily driven by an  increase in our net loss to $5.1 million offset by our restatement of deferred revenues of approximately $0.6 million and our write-off a portion of our intangible assets of approximately $0.5 million.

Our capital expenditures during the six months ended June 30, 2008 were $0.2 million compared to $0.5 million for the six months ended June 30, 2007. We continued to make moderate investments, and began leasing fixed assets, to optimize our overall utilization of our existing domestic and international network infrastructure.

The Company has sustained significant operating losses in recent periods, which has led to a significant reduction in its cash reserves.  The Company has initiated a restructuring plan that has helped the Company cut it operating costs significantly and better align our operations with its current business model, but there are no assurances that these reductions in costs will be sufficient to return the Company to positive cash flow.  At this time management is unable to determine if the Company has sufficient funds to continue its current operations over the foreseeable future if it does not receive additional financing.  The Company is in the process of seeking additional financing, but has not yet entered into any definitive agreement or understanding regarding such financing and we cannot assure you that any third party will be willing or able to provide additional capital to us on favorable terms or at all.  In addition, if additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

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

Item 4T.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and principal financial officer, with the participation of our management, evaluated the effectiveness of our disclosure controls and procedures.   Based on that evaluation, the principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and timely reported as provided in the SEC rules and forms.

(b) Changes in Internal Controls.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

 On or about August 30, 2007, one of our vendors commenced an action in the Southern District of New York against us for breach of contract, copyright infringement, breach of the duty of good faith and fair dealing and replevin relating to a license agreement that we entered into with the vendor in 2005 to license the vendor's software. In addition, the vendor sought a temporary restraining order and preliminary injunction prohibiting us from using the software during the course of the litigation, which was denied. On February 4, 2008, we filed a motion for partial summary judgment, to which the other side submitted a reply.  Although we denied any liability, we argued that the agreement between us and such vendor clearly limited the amount of our total liability to the aggregate amounts we had paid such vendor ($111,350).  Rather than incur the costs and expenses (including attorneys’ fees) that would be required to defend the action – which we believed would be greater than $111,350 – we petitioned the court to require the vendor to accept such amount from us as a full and final settlement of all amounts owing between the parties and, upon our tendering such amount, to dismiss the case.  On April 29, 2008, our motion was denied on the grounds that the parties were still in dispute as to the total amount of royalty payments required to be paid by us to such vendor under the license agreement.

On June 19, 2008, the parties executed a Settlement Agreement and Mutual Release pursuant to which, among other things, deltathree made a cash payment to the vendor and each of the parties fully released the other party from any and all claims with respect to the subject matter of the action.  On July 7, 2008, the vendor filed a Stipulation of Dismissal and Proposed Order dismissing the action with prejudice, which was approved by the court.

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

 We are not a party to any other material litigation and are not aware of any other pending litigation that could have a material adverse effect on us or our business taken as a whole.

Item 6.    Exhibits.

See Exhibit Index on page 22 for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: August 14, 2008	By:	/s/ Dror Gonen
Name: Dror Gonen
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Richard Grant
Name: Richard Grant
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of PEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of PEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of PFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.