Form 10-Q
period 2008-09-30
DELTATHREE INC
filed 2008-11-19
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer   ☐                               Accelerated filer  ☐                        Non-accelerated filer  ☐                              Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of November 17, 2008, the registrant had outstanding 32,870,105 shares of Class A Common Stock, par value $0.001 per share.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)

	As of September 30,	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,839	$1,649
Restricted cash and short-term investments	382	5,883
Accounts receivable, net	790	1,061
Prepaid expenses and other current assets	493	526
Inventory	81	193

Total current assets	3,585	9,312

Restricted cash and long-term investments	1,035	1,085

Property and equipment, net	2,230	2,882

Goodwill	-	2,002
Intangible assets, net	-	1,902

Deposits	121	116

Total assets	$6,971	$17,299

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital leases	$144	$69
Accounts payable	1,657	2,505
Deferred revenues	1,077	551
Other current liabilities	1,336	1,665

Total current liabilities	4,214	4,790

Long-term liabilities:
Capital leases, net of current portion	186	144
Other long-term liabilities	181	-
Severance pay obligations	179	341

Total long-term liabilities	546	485

Total liabilities	4,760	5,275

Stockholders’ equity:
Class A common stock, par value $0.001	33	33
Additional paid in capital	173,031	172,747
Accumulated deficit	(170,853)	(160,756)

Total stockholders’ equity	2,211	12,024

Total liabilities and stockholders’ equity	$6,971	$17,299

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Revenues	$4,792	7,260	15,580	23,174
Costs and operating expenses:
Cost of revenues	3,414	5,284	*11,269	16,111
Research and development expenses	607	1,154	2,857	3,397
Selling and marketing expenses	638	1,267	3,055	3,812
General and administrative expenses	692	902	1,897	2,163
Restructuring costs	-	-	957	-
Write down for Go2call intangible asset	3,091	-	3,566	-
Deferred revenue restatement	-	-	596	-
Depreciation and amortization	478	783	1,494	2,125

Total costs and operating expenses	8,920	9,390	25,691	27,608

Loss from operations	(4,128)	(2,130)	(10,111)	(4,434)
Other non-operating income	7	-	18	-
Interest (expense) income, net	93	97	23	392
Net loss before taxes	(4,028)	(2,033)	(10,070)	(4,042)
Income taxes	12	91	27	118
Net loss	$(4,040)	(2,124)	(10,097)	(4,160)

Basic net loss per share	$(0.12)	(0.06)	(0.31)	(0.13)

Basic weighted average number of shares outstanding	32,870,105	32,795,045	32,870,105	32,288,240

* See note 2 to the unaudited condensed consolidated financial statements regarding the restatement of deferred revenue.

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows used in operating activities:
Loss for the period	$(10,097)	$(4,160)

Adjustments to reconcile loss for the
period to net cash used in operating activities:
Depreciation	1,156	1,159
Write down for Go2call intangible asset	3,566	-
Amortization of intangible assets	338	966
Stock based compensation	285	354
Provision for losses on accounts receivable	121	56
Exchange rates differences on deposits, net	(5)	-
Deferred revenues restatement	596	-
Capital gain, net	(2)	-
(Decrease) increase in liability for severance pay	(162)	116

Changes in assets and liabilities:
Decrease in accounts receivable	150	132
Decrease (increase) in prepaid expenses and other current assets	33	(81)
Decrease (increase) in inventory	112	(139)
Decrease in accounts payable	(848)	(860)
(Decrease) in deferred revenues	(70)	(1,058)
Increase in other long-term liabilities	181	-
(Decrease) increase in other current liabilities	(329)	170
	5,122	815
Net cash used in operating activities	(4,975)	(3,345)

Cash flows from investing activities:
Purchase of property and equipment	(327)	(681)
Proceeds from disposal of property and equipment	21	-
Increase in deposit	-	(3)
Long-term investment, net	50	-
Purchase of Go2Call operations, net	-	(2,509)
Decrease in short-term investments	5,501	4,277
Net cash provided by investing activities	5,245	1,084

Cash flows from financing activities:
Proceeds from exercise of employee option	-	27
Payment of capital leases	(80)	-
Net cash used in (provided by) financing activities	(80)	27

Increase (decrease) in cash and cash equivalents	190	(2,234)
Cash and cash equivalents at beginning of period	1,649	3,790
Cash and cash equivalents at end of the period	$1,839	$1,566

Nine months ended September 30,
2008	2007

Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$14	44

Supplemental schedule of non-cash investing and financing activities
Acquisition of capital leases	$198
Acquisition of fixed assets on credit		125

Supplemental schedule of acquisition of Go2Call
Fixed assets	-	$51
Goodwill	-	$2,002
Intangible asset	-	$5,650
Accounts payable	-	$(367)
Deferred revenues	-	$(624)
Stock issuance	-	$(4,203)
Total	-	$2,509

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION TO GAAP
($ in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(4,040)	$(2,124)	$(10,097)	$(4,160)

Write down for Go2Call intangible asset	3,091	-	3,566	-
Restatement of deferred revenue	-	-	596	-
Restructuring costs	-	-	957	-
Depreciation and amortization	478	783	1,494	2,125
Stock based compensation	157	164	285	354
Interest expense (income), net	93	(97)	(23)	(392)
Taxes	12	91	27	118
Adjusted EBITDA	(396)	(1,183)	(3,196)	(1,955)

Basic adjusted EBITDA per share (in US$)	$(0.01)	(0.04)	(0.10)	(0.06)

Basic weighted average number of shares outstanding	32,870,105	32,795,045	32,870,105	32,288,130

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

Going Concern

The Company has sustained significant operating losses in recent periods, which has led to a significant reduction in its cash reserves.  The Company has initiated a restructuring plan that has helped the Company cut its operating costs significantly and better align the Company’s operations with its current business model, but there are no assurances that these actions will be sufficient to return the Company to positive cash flow. In addition, in an attempt to increase the Company’s liquidity the Company has commenced negotiations with certain of its suppliers to release letters of credit (and, as a result, the cash securing such letters of credit) guaranteeing the Company’s obligations to them.  In this connection, the Company has received some indications that such suppliers intend to release all or a portion of such letters of credit.  There is no assurance that these indications will result in definitive agreements between the Company and such creditors or that the Company will receive any cash as a result of these negotiations.  However, if the Company were successful, the maximum amount of cash currently securing such letters of credit that would be released to the Company and available for use, net of cash that the Company may pay to obtain such releases, would be approximately $750,000.  At this time, management and the Board of Directors believe that, if our negotiations with such suppliers are not successful and we are not able to effect the release of some of the cash securing the letters of credit, the Company would not have sufficient funds to continue its current operations over the foreseeable future and effect its restructuring plan if it does not receive additional financing.  The Company is in the process of seeking additional financing, but has not yet entered into any definitive agreement or understanding regarding such financing and we cannot assure you that any third party will be willing or able to provide additional capital to us on favorable terms or at all. In addition, if additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

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

3.             Restructuring

Due to the Company’s ongoing losses and reduction in cash, the Company has initiated a restructuring process in an attempt to cut the Company’s operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, we have recently (i) subleased our New York office to a third party for the remaining term of the lease (as previously disclosed in the Form 8-K filed by the Company with the SEC on August 6, 2008) and accrued the shortfall between the rental amounts we will be receiving from the subtenant and the rental amount we need to pay to the landlord, legal costs and brokerage fees associated with the sublease and (ii) continued the reduction in force instituted during the first quarter of 2008 and reduced the number of full time employees from approximately 120 at the beginning of the year to 38.   Cumulatively, through September 30, 2008, we have recognized $585,000 in costs that relate directly to the restructuring.

4.           Intangible Assets Impairment

The Company evaluates it long-lived intangible assets for impairment in accordance with SFAS  No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Goodwill and intangible assets are subject to an annual test for impairment.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  As part of its assessment of the Company’s operations, management has reached the conclusion that the Company will not invest significant resources into a segment of the business that it purchased as part of the Go2Call transaction.  As a result, the Company decided to write off $475,000, representing the entire amount of the asset allocated to that portion of the business, during the second quarter to properly adjust the value of the intangible asset associated with that portion of the business.

In addition, during the quarter ended September 30, 2008, management assessed the life of its remaining intangible assets associated with the Go2Call transaction and reached the conclusion that the carrying amount of the assets exceeds the fair value attributable to those assets as a result of the Company’s current financial situation.  Consequently, the Company has decided to write off the remaining value of these assets, or approximately $3.1 million, since management believes that these assets can no longer sustain their value.

In total, the Company has written-off approximately $3.6 million in intangible assets associated with the Go2Call transaction during the nine months ended September 30, 2008. There are no other intangible assets related to the Go2Call transaction remaining on the balance sheet of the Company.

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

The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company does not target a specific dividend yield for its dividends payments but is required to assume a dividend yield as an input to the Black–Scholes model. The dividend yield assumption is based on the Company’s history and expectation of future dividends payout and may be subject to substantial change in the future. The expected life of employee stock options represent the period the stock options are expected to remain outstanding. The Black-Scholes model assumes that an employee’s exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average market price of the underlying stock during the period is above the strike price of the stock option).

There were no options granted during the three months ended September 30, 2008.

B.  Restricted shares of the Company’s common stock

The Company grants restricted shares of the common stock to retain, reward and motivate selected employees and directors whom we believe are critical to the future success of the Company. The restricted share plan has been approved by the Board of Directors. We record compensation expense associated with non-vested restricted shares that have been granted in accordance with FAS 123R. In accordance with the aforementioned statement, we calculate compensation expense on the date of grant (number of shares granted multiplied by the fair value of our common stock on the date of grant) and recognize this expense, adjusted for forfeitures, ratably over the applicable vesting period.

There were no restricted shares granted during the three months ended September 30, 2008.

6.           Commitments and Contingencies

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

Forward-Looking Statements

This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following:

•	our ability to obtain additional capital in the near term to finance operations and allow us to effect our restructuring plan;
•	our ability to retain key personnel and employees needed to support our services and ongoing operations;
•	our ability to reduce our costs and expenses and expand our revenues from multiple sources and customer bases;
•	decreasing rates of all related telecommunications services;
•	the public’s acceptance of Voice over Internet Protocol, or VoIP, telephony, and the level and rate of customer acceptance of our new products and services;
•	the competitive environment of Internet telephony and our ability to compete effectively;
•	fluctuations in our quarterly financial results;
•	our ability to handle a large number of simultaneous calls;
•	our ability to maintain and operate our computer and communications systems without interruptions or security breaches;
•	our ability to operate in international markets;
•	our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of equipment owned and operated by third parties;
•	the uncertainty of future governmental regulation;
•	the need for ongoing product and service development in an environment of rapid technological change; and
•	other risks referenced from time to time in our filings with the SEC.

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

During the third quarter of 2008, we continued to see some signs of stabilization in terms of sequential revenue as the business realignment and cost reduction measures we began implementing in the first and second quarters of 2008 gained traction and the effects began to flow through to our financial performance. Following a comprehensive review of the company’s strategy initiated by the Board of Directors, we are refocusing our near-term strategy and market initiatives around our core VoIP reseller business, with an additional enhanced focus on key higher growth international markets such as the Middle East, Africa, Asia and Latin America, while still supporting our existing business segments in both the platform and iConnectHere business segments.  As part of the restructuring of the business, since the beginning of the year we have:

•	subleased our New York office to a third party, which will save the Company over $1.5 million over the next two years;
•	reduced the number of our employees from approximately 120 full-time employees at the beginning of 2008 to 38;
•	analyzed our cost structure by line item and cut our expenses significantly; and
•	revamped our sales department by beginning to work with sales support people that will be located in the geographic markets in which we provide service.

During the second quarter, we decided not to invest significantly in one of the international markets in which we were a party to various agreements acquired as part of the Go2Call transaction. As required by GAAP, we had previously assigned a monetary value to our rights to the agreements relating to this international market as an intangible asset. Under GAAP, since this asset was now considered to be impaired as a result of that decision, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets.   As a result, in the second quarter we decided to write off $475,000, representing the entire amount of the asset allocated to that market, to properly adjust the value of the intangible asset associated with that asset.

In addition, during the third quarter our management assessed the life of its remaining intangible assets associated with the purchase of certain assets from Go2Call and reached the conclusion that the carrying amount of the assets exceeded the fair value attributable to those assets as a result of our current financial situation.  Consequently, we decided to write off the remaining value of these assets, or approximately $3.1 million, since management believes that these assets can no longer sustain their value.

The restructuring plan that was put into plan during 2008 has helped us cut our operating costs significantly and better align our operations with our current business model, but there are no assurances that these actions will be sufficient to return us to a positive cash flow.   In addition, in an attempt to increase our liquidity we have commenced negotiations with certain of our suppliers to release letters of credit (and, as a result, the cash securing such letters of credit) guaranteeing our obligations to them.  In this connection, we have received some indications that such suppliers intend to release all or a portion of such letters of credit.  There is no assurance that these indications will result in definitive agreements between us and such creditors or that we will receive any cash as a result of these negotiations.  However, if we were successful, the maximum amount of cash currently securing such letters of credit that would be released to us and available for use, net of cash that we may pay to obtain such releases, would be approximately $750,000.  At this time management and the Board of Directors believe that, if our negotiations with such suppliers are not successful and we are not able to effect the release of some of the cash securing the letters of credit, we would not have sufficient funds to continue our current operations over the foreseeable future and effect our restructuring plan if we does not receive additional financing.  We are in the process of seeking additional financing, but we have not yet entered into any definitive agreement or understanding regarding such financing and can provide no assurance that any third party will be willing or able to provide such financing on favorable terms or at all.

The above items are forward-looking statements about our expectations for future performance. Actual results could differ materially.

Results of Operations - Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

 Revenues

Revenues decreased by approximately $7.6 million, or 33%, to approximately $15.6 million for the nine months ended September 30, 2008 from approximately $23.2 million for the nine months ended September 30, 2007. Revenues from VoIP telephony services through our reseller and service provider sales efforts (including sales of our Outsourced Platform Solution) decreased approximately $6.5 million, or 33%, to approximately $13.2 million for the nine months ended September 30, 2008 from approximately $19.7 million for the nine months ended September 30, 2007. The decrease in revenues was primarily due to intense competition in the reseller market, as well as a price reduction in some areas.  In addition, the following other factors have contributed to the decrease in our revenues:

•
The development agreement with Panasonic for joip ended during 2007, for which we recognized revenues in the first three quarters of 2007 of $952,000. For the corresponding period in 2008 we have only recognized $93,000 in revenues from our service agreement with Panasonic. We believe that this segment of our business will not be a future growth driver based on the current sales forecasts from Panasonic of the Globarange phones;

•
The reseller revenues in the first three quarters of 2007 included approximately $2.4 million of revenues related to the Go2Call acquisition. This number fell by $1.4, or 57%, to approximately $1.0 million for the first three quarters of 2008. Our retention of the Go2Call resellers suffered from increasing competition and falling rates; furthermore, many of the Go2Call resellers chose not to continue to work with us after we acquired Go2Call.  In anticipation of this, the Company wrote-down its investment in Go2Call at December 31, 2007 and, as discussed above, has now written off its investment in the assets acquired in the Go2Call transaction; and

•
Revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere have decreased by $0.92 million, or 31%, to approximately $2.1 million for the nine months ended September 30, 2008 from approximately $3.0 million for the nine months ended September 30, 2007, due primarily to a lower number of PC-to-Phone and Broadband Phone calls being placed by a decreasing user base.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $4.8 million, or 29.8%, to approximately $11.3 million or approximately 27.5% gross margin for the nine months ended September 30, 2008 from approximately $16.1 million, or 30.6%, gross margin for the nine months ended September 30, 2007.  The decline in gross margin can be attributed to competition that we have been experiencing in our reseller market.  There have been significant pricing pressures put on the market, as a result of which we have dropped our own wholesale rates. As part of our restructuring plan, we will attempt to compete more aggressively in these markets going forward, which we believe will help us raise revenues and increase our gross profit but will lower our overall gross profit margin percentage.

Research and development expenses.  Research and development decreased by approximately $0.5 million, or 14.7%, to approximately $2.9 million for the nine months ended September 30, 2008 from approximately $3.4 million for the nine months ended September 30, 2007. As a percentage of sales, research and development expenses increased to 18.6% for the nine months ended September 30, 2008, from 14.6% for the nine months ended September 30, 2007.  We expect our research and development costs to continue to drop over the short-term, as a significant portion of the costs incurred are payroll costs, which should decline as a result of the reductions in force discussed above.

Selling and marketing expenses.  Selling and marketing expenses decreased by approximately $0.7 million, or 18.4%, to approximately $3.1 million for the nine months ended September 30, 2008 from approximately $3.8 million for the nine months ended September 30, 2007. As a percentage of sales, sales and marketing expenses increased to 19.8% for the nine months ended 30, 2008, from 16.4% for the nine months ended September 30, 2007.

General and administrative expenses.  General and administrative expenses decreased by approximately $0.3 million, or 13.6%, to approximately $1.9 million for the nine months ended September 30, 2008 from approximately $2.2 million for the nine months ended September 30, 2007. As a percentage of sales, general and administrative expenses increased to 12.2% for the nine months ended September 30, 2008, from 9.5% for the nine months ended September 30, 2007. Included in general and administrative expenses for the period are certain one-time costs associated with the settlement with our vendor discussed under “Litigation” below of $240,000, the costs associated with an outside consultant hired by the board to review our business plan of approximately $235,000, other litigation-related costs of approximately $75,000, for a total of approximately $550,000. If these one-time costs were excluded, the drop in general and administrative expenses would have been approximately $0.9 million, or 41%.

Depreciation and amortization.  Depreciation and amortization decreased by approximately $0.6 million, or 28.5%, to approximately $1.5 million for the nine months ended September 30, 2008 from approximately $2.1 million for the nine months ended September 30, 2007.  This was primarily due to two write-downs of the intangible asset that was recorded as a result of the Go2Call acquisition, which decreased the base value of this asset to $0 in the current period.

Restructuring Costs. For the nine months period ending September 30, 2008, we recorded reorganization expenses totaling approximately $1.0 million. No such expenses were recorded in the nine months period ending September 30, 2007. The reorganization expenses are one-time costs related to (i) changes to the structure of our work force, including two reductions in force, that totaled approximately $0.3 million, (ii) the sublease of our New York office for the remaining term of the lease, for which we have accrued the shortfall between the rental amounts we will be receiving from the subtenant and the rental amount we need to pay to the landlord and legal costs associated with the sublease, legal costs and broker fees associated with the sublease, or approximately $0.6 million and (iii) severance costs we have paid to our former Chief Executive officer of approximately $0.1 million.

Write-down of Go2Call intangible asset.  As part of our assessment of our current financial situation and operations, management has written off the balance of the intangible assets associated with the Go2Call transaction during the nine months ended September 30, 2008.  During the second quarter of this year, management reached the conclusion that we will not invest significant resources into a segment of the business that we purchased as part of the Go2Call transaction.  As a result, we decided to write off $475,000, representing the entire amount of the asset allocated to that portion of the business, in the second quarter to properly adjust the value of the intangible asset associated with that portion of the business.  In addition, during the third quarter our management assessed the life of the remaining intangible assets associated with the purchase of certain assets from Go2Call and reached the conclusion that the carrying amount of the assets exceeded the fair value attributable to those assets as a result of our current financial situation.  Consequently, we decided to write off the remaining value of these assets, or approximately $3.1 million, since management believes that these assets can no longer sustain their value.

Deferred revenue restatement.  During the first half of 2008, the Company restated its deferred revenue to include $0.6 million in deferred revenue liability.  Management has concluded that the adjustment is not a result of its current operations but rather most likely occurred during the year ended December 31, 2005 and possibly years prior.

(Loss) Income from Operations

Net loss from operations for the nine months ended September 30, 2008 was $10.1 million, compared to a net loss from operations of $4.4 million in the nine months ended September 30, 2007. This was due primarily to the following:

•	a significant decrease in our revenue base of approximately $7.6 million, when comparing the period ended September 30, 2008 to the period ended September 30, 2007;
•	a significant decrease of $2.8 million, or 39.4%, in the gross margin when comparing the period ended September 30, 2008 to the period ended September 30, 2007;
•
a decrease of $1.7 million in salaries across the company when comparing the period ended September 30, 2008 to the period ended September 30, 2007, due to the reduction in force instituted during the first quarter and continuing into the second quarter;

•	the write down of the Go2call intangible asset of approximately $3.6 million;
•	the adjustment to the deferred revenue liability of $0.6 million; and
•	a one-time reorganization expense of approximately $0.9 million.

Interest (expense) Income, Net

Interest (expense) income, net decreased by approximately $369,000 to a net income of approximately $23,000 for the nine months ending September 30, 2008 from net income of approximately $392,000 for the nine months ending September 30, 2007.  The decrease was mainly due to the decrease in interest received on short-term investments and restricted cash.

Income Taxes, Net

We accrued net income taxes of approximately $27,000 for the nine months ended September 30, 2008 compared to approximately $118,000 for the nine months ended September 30, 2007.  There was no income tax provisions recorded during the nine months ended September 30, 2008, because of our net loss during this period. We have not recorded any tax benefits due to our accrued net operating losses, as we believe that our history of net operating losses and other factors does not support the realization of the benefit of our net operating losses at this time.  Accordingly, a full valuation allowance has been recorded against our net deferred tax assets.  Management believes that we have enough usable net operating losses in the foreseeable future to offset any net income that we may generate at this time and that, if we will achieve net income in the future, we will have to reevaluate our valuation of our net operating losses and deferred tax assets.

Net (Loss) Profit

For the nine months ended September 30, 2008 we had a net loss of approximately $7.0 million, or $0.21 per share. For the nine months ended September 30, 2007 we had a net loss of approximately $4.2 million, or $0.13 per share. The increase in net loss was due to the factors set forth above.

Results of Operations - Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

 Revenues

Revenues decreased approximately $2.5 million, or 34%, to approximately $4.8 million for the three months ended September 2008 from approximately $7.3 million for the three months ended September 30, 2007. Revenues from VoIP telephony services through our reseller and service provider sales efforts (including sales of our Outsourced Platform Solution) decreased approximately by $2.2 million, or 35%. to approximately $4.1 million for the three months ended September 30, 2008 from approximately $6.3 million for the three months ended September 30, 2007. The decrease in revenues is primarily due to intense competition in the wholesale and retail reseller market, resulting in price reduction in key markets. In addition, the following factors have contributed to the decrease in our revenues:

•
The development agreement for joip expired during 2007, for which we recognized revenues in the third quarter of 2007 of approximately $146,000. In the third quarter of 2008 we only recognized $28,000 in revenues from our service agreement with Panasonic. We believe that this segment of our business will not be a future growth driver based on the current sales forecasts from Panasonic of the Globarange phones;

•
The reseller revenues in the third quarter of 2007 included approximately $736,000 of revenues from the Go2Call acquisition. This number fell by $495,000, or 67%, to $241,000 for the third quarter of 2008. Our retention of the Go2Call resellers suffered from increasing competition and falling rates; furthermore, many of the Go2Call resellers chose not to continue to work with us after we acquired Go2Call.  In anticipation of this, the Company wrote-down its investment in Go2call at December 31, 2007 and June 30, 2008 and, as discussed above, has now written off its investment in another segment of the Go2Call business; and

•
Revenues from VoIP telephony services (primarily PC-to-Phone and Broadband Phone) through iConnectHere have decreased by $251,000, or 28%, to approximately $634,000 for the third quarter of 2008 from approximately $886,000 for the third quarter of 2007, due primarily to a lower number of PC-to-Phone and Broadband Phone calls being placed by a decreasing user base.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $1.9 million, or 35.8%, to approximately $3.4 million or approximately 29.2% gross margin for the three months ended September 30, 2008 from approximately $5.3 million or 27.4% gross margin for the three months ended September 30, 2007.  The increase in gross margin can be attributed to one-time items recorded in the current quarter due to our ability to settle certain outstanding claims with some of our termination partners of approximately $0.3 million. Excluding these onetime items, our gross margin has dramatically decreased as a result of the competition that the Company has been experiencing in our reseller market. There have been significant pricing pressures put on the market, as a result of which we have dropped our own wholesale rates. As part of our restructuring plan, we will attempt to compete more aggressively in these markets going forward, which we believe will help us raise revenues and increase our gross profit but will lower our overall gross profit percentage.

Research and development expenses.  Research and development expenses decreased by approximately $0.6 million, or 50%, for the three months ended September 30, 2008 from approximately $1.2 million for the three months ended September 30, 2007. As a percentage of sales, research and development expenses decreased to 12.5% for the three months ended September 30, 2008 from 16.4% for the three months ended September 30, 2007. We expect our research and development costs to continue to drop over the short-term, as a significant portion of the costs incurred are payroll costs, which should decline as a result of the reductions in force discussed above.

Selling and marketing expenses.  Selling and marketing expenses decreased by approximately $0.7 million, or 53.8%, to approximately $0.6 million for the three months ended September 30, 2008 from approximately $1.3 million for the three months ended September 30, 2007. As a percentage of sales, sales and marketing expenses increased to 12.5% for the three months ended September 30, 2008 from 17.8% for the three months ended September 30, 2007. The cost of marketing efforts during the three months ended September 30, 2008 declined due to the decrease in sales commissions’ expenses resulting from the drop in revenue as well as the reductions in force discussed above.

General and administrative expenses.  General and administrative expenses decreased by approximately $0.2 million, or 22.2%, to approximately $0.7 million for the three months ended September 30, 2008 from approximately $0.9 million for the three months ended September 30, 2007, primarily due to a decrease in payroll and related expenses. As a percentage of sales, general and administrative expenses increased to 14.6% for the three months ended September 30, 2008 from 12.3% for the three months ended September 30, 2007. Included in general and administrative expenses for the period are certain one-time costs associated with the increase of doubtful debts and the reservation of future loss from one of our platform clients of approximately $0.2 million.

Depreciation and amortization.  Depreciation and amortization decreased by approximately $0.3 million, or 37.5%, to approximately $0.5 million for the three months ended September 30, 2008 from approximately $0.8 million for the three months ended September 30, 2007. This was primarily due to the write-downs of the intangible asset that was recorded as a result of the Go2Call acquisition, which decreased the base value of this asset to zero in the current period.

Write-down of Go2Call intangible asset.  During the third quarter our management assessed the life of the remaining intangible assets associated with the purchase of certain assets from Go2Call and reached the conclusion that the carrying amount of the assets exceeded the fair value attributable to those assets as a result of the Company’s current financial situation.  Consequently, the Company decided to write off the remaining value of these assets, or approximately $3.1 million, since management believes that these assets can no longer sustain their value.

(Loss) Income from Operations

Net loss from operations for the three months ended September 30, 2008 was $4.1 million, compared to a net loss from operations of $2.1 million in the three months ended September 30, 2007. This was primarily due to the following:

•	A significant decrease in our revenue base of approximately $2.5 million, when comparing the third quarter of fiscal year 2008 to the third quarter of fiscal year 2007;
•	A significant decrease of $0.6 million, or 30%, in the gross margin when comparing the third quarter of fiscal year 2008 to the third quarter of fiscal year 2007; and
•	The write down of the Go2call intangible asset of approximately $3.1 million.

Interest (expense) income, Net

Interest expense, net remained flat by approximately $0.1 million for the three months ended September 30, 2008 and 2007. This was primarily due to the strength in the U.S. dollar during the third quarter of 2008 and the corresponding weakness of the Israeli Shekel, the currency in which we incur the majority of our expenses.  This was somewhat offset by the small balances of short term and restricted cash in banks, as a result of which interest income decreased in the current quarter compared to the third quarter of 2007.

Income Taxes, Net

We accrued net income taxes of approximately $12,000 for the three months ended September 30, 2008 compared to approximately $91,000 for the three months ended September 30, 2007.  There was no income tax provisions recorded during the three months ended September 30, 2008 because we had a net loss during this period. We have not recorded any tax benefits due to our accrued net operating losses, as we believe that our history of net operating losses and other factors does not support the realization of the benefit of our net operating losses.  Accordingly, a full valuation allowance has been recorded against our net deferred tax assets.  Management believes that we have enough usable net operating losses in the foreseeable future to offset any net income that we may generate at this time and that, if we will achieve net income in the future, we will have to reevaluate our valuation of our net operating losses and deferred tax assets.

Net Loss

For the three months ended September 30, 2008 we had a net loss of approximately $4.0 million. For the three months ended September 30, 2007 we had a net loss of approximately $2.1 million. Expenses related to adoption of FAS 123R in three month ended September 30, 2008 were $156,613. The increase in the net loss was due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations.  As of September 30, 2008, we had an accumulated deficit of approximately $171 million.

As of September 30, 2008, we had cash and cash equivalents of approximately $1.9 million, restricted cash and short-term investments of approximately $0.4 million and long-term investments of $1.0 million, or a total of $3.3 million in cash, restricted cash, short and long term investments, a decrease of $5.3 million as compared to December 31, 2007.  The decrease in cash, restricted cash, and short and long term investments was primarily caused by the net cash used in operating activities of approximately $5.0 million

We had negative cash flow from operating activities of approximately $5.0 million during the nine months ended September 30, 2008 compared to negative cash flow from operating activities of approximately $3.3 million during the nine months ended September 30, 2007.  The decrease in our cash generated from operating activities was primarily caused by an increase in our net loss of $5.9 million offset by our restatement of deferred revenues of approximately $0.6 million and our write-off of the Go2Call intangible assets of $3.6 million.

Our capital expenditures during the nine months ended September 30, 2008 were $0.3 million compared to $0.7 million for the nine months ended September 30, 2007. We continued to make moderate investments and began leasing fixed assets, to optimize our overall utilization of our existing domestic and international network infrastructure.

We have sustained significant operating losses in recent periods, which has led to a significant reduction in our cash reserves.   We have initiated a restructuring plan that has helped us cut it operating costs significantly and better align our operations with our current business model, but there are no assurances that these reductions in costs will be sufficient to return us to positive cash flow.  In addition, in an attempt to increase our liquidity we have commenced negotiations with certain of our suppliers to release letters of credit (and, as a result, the cash securing such letters of credit) guaranteeing our obligations to them.  In this connection, we have received some indications that such suppliers intend to release all or a portion of such letters of credit.  There is no assurance that these indications will result in definitive agreements between us and such creditors or that we will receive any cash as a result of these negotiations.  However, if we were successful, the maximum amount of cash currently securing such letters of credit that would be released to us and available for use, net of cash that we may pay to obtain such releases, would be approximately $750,000.   At this time management and the Board of Directors believe that, if our negotiations with such suppliers are not successful and we are not able to effect the release of some of the cash securing the letters of credit, we would not have sufficient funds to continue our current operations over the foreseeable future and effect its restructuring plan if we does not receive additional financing. We are in the process of seeking additional financing, but have not yet entered into any definitive agreement or understanding regarding such financing and we cannot assure you that any third party will be willing or able to provide additional capital to us on favorable terms or at all.  In addition, if additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

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

(b) Changes in Internal Controls.

As discussed above, the Company instituted a series of reductions in force from the beginning of the year that continued into the third quarter of 2008.  As a result of these reductions in force, there have been changes in our internal control over financial reporting that may be reasonably likely to materially affect our internal control over financial reporting.  The Company is in the processing of examining and assessing the effects of these reductions in force on the Company’s internal control over financial reporting.

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

Item 6.    Exhibits.

See Exhibit Index on page 17 for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: November 19, 2008	By:	/s/ Dror Gonen
Name: Dror Gonen
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: November 19, 2008	By:	/s/ Richard Grant
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