Form 10-K
period 2008-12-31
DELTATHREE INC
filed 2009-04-15
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number: 000-28063

deltathree, Inc.
(Exact name of registrant as specified in charter)

Delaware	13-4006766
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
419 Lafayette Street, Second Floor New York, New York	10003
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:(212) 500-4850

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which the Securities are Registered
Class A Common Stock, par value $0.001 per share	OTC Bulletin Board

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant based upon the closing bid of the Class A Common Stock as reported by the OTC Bulletin Board on June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $3,288,254. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's Class A Common Stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

As of April 6, 2009, the Registrant had outstanding 71,932,405 shares of Class A Common Stock, par value $0.001 per share.

Documents incorporated by reference: None

DELTATHREE, INC.
2008 ANNUAL REPORT ON FORM 10-K

PART I

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Please see “Item 1A. Risk Factors” in this Annual Report for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements. All forward-looking statements and risk factors included in this Annual Report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor, whether as a result of new information, future events, changes in assumptions or otherwise.

Our fiscal year ends on December 31 of each calendar year. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending December 31 of the calendar year indicated. Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company,” and “deltathree” refer to deltathree, Inc. and its subsidiaries, collectively.

ITEM 1.   BUSINESS

Company Overview

We are a well-known provider of integrated Voice over Internet Protocol, or VoIP, telephony services, products, hosted solutions and infrastructure. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol, or IP, telephony services, or VoIP telephony.  VoIP telephony is the real-time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. While we began as primarily a low-cost alternative source of wholesale minutes for carriers around the world, we have evolved into a well-known provider of next generation communication services.

Today we support tens of thousands of active users around the globe through our two primary distribution channels: our service provider and reseller channel, and our direct-to-consumer channel. We offer a broad suite of private label VoIP products and services as well as a back-office platform for service providers, resellers and corporate customers, such as VoIP operators and various corporate enterprises. Based on our customizable VoIP solutions, these customers can offer private label telecommunications to their own customer bases under their own brand name, a “white-label” brand (in which no brand name is indicated and different customers can offer the same product), or the deltathree brand. At the same time, our direct-to-consumer channel includes our iConnectHere offering (which provides VoIP products and services directly to consumers and small businesses online using the same primary platform) and our joip offering (which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic Communications).

We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and offer our customers a suite of IP telephony products, including PC-to-Phone and Broadband Phone products. We provide a robust set of value-added services and features that enable us to address the challenges that have traditionally made the provision of telecommunications services difficult, and we offer our products and services to a global customer base in a fashion that meets the disparate needs of this diverse customer base. Our operations management tools include, among others: account provisioning; e-commerce-based payment processing systems; billing and account management; operations management; web development; network management; and customer care. We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

Prior to 1999, we focused on building a privately-managed, global network utilizing IP technology, and our business primarily consisted of carrying and transmitting traffic for communications carriers over our network. Beginning in 1999, we began to diversify our offerings by layering enhanced IP telephony services over our network. These enhanced services were targeted at consumers and were primarily accessible through our consumer website. During 2000, we began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases. In 2001, we continued to enhance our unique strengths through our pioneering work with the Session Initiation Protocol, or SIP, an Internet Engineering Task Force standard that has been embraced by industry leaders such as Microsoft and Cisco. These efforts culminated in the launch of our state-of-the-art SIP infrastructure, and in doing so we became the first major VoIP service provider to deploy an end-to-end SIP network and services. In recent years, we have continued our pioneering efforts in SIP and these efforts have yielded significant new releases. For example, in 2007 we released a next generation SIP-based PC-to-Phone application, certified many new devices which function as access points to our services, and added new features and new calling plans to our offerings.

In 2004, we announced our first major service provider contract with Verizon Communications to provide the Verizon VoiceWing VoIP service.  In 2007, we entered into an agreement with Market America, a leading on-line shopping and one-to-one marketing company, pursuant to which Market America launched its Voitel Home Phone Service powered by our Hosted Consumer VoIP Solution platform. In addition, we entered into an agreement with RCN Corporation, a leading provider of video, data, and voice services to residential, business, and commercial/carrier customers, to power its Starpower Internet Phone Service.  On January 15, 2009, we received notice from Verizon that no later than May 15, 2009, our service provider contract with Verizon would be terminated pursuant to the terms of the agreement.  Verizon is not required to pay us any termination penalties or fees in connection with its termination of the agreement, and following the termination date we will not receive any more revenue as a result of this agreement.  In addition, on February 5, 2009, we entered into a Termination, Settlement Agreement and Mutual Release with RCN, pursuant to which the service agreement between us and RCN was terminated and RCN transferred to us some of the subscribers to the VoIP service we had been providing to RCN under the agreement. In addition, RCN paid us a termination fee of $230,000.

As a complement to the initiatives we have taken to attempt to organically expand our businesses, we have also evaluated opportunities for growth through acquisitions and strategic relationships. In February 2007, we acquired the service provider and consumer business assets (including the customer bases) of Go2Call.com, Inc., a privately held U.S.-based VoIP solutions provider. However, in 2008 we wrote-off approximately $2.0 million in goodwill and approximately $1.6 million in intangible assets acquired in the Go2Call transaction. Through our joip offering we attempted to expand into other product and geographic consumer markets, but in 2008 we recognized only $119,000 in revenues from our service agreement with Panasonic and we do not expect that this will be a significant source of revenue in the future. In addition, as discussed below under “ - Transaction with D4 Holdings”, on February 12, 2009, we consummated a transaction with D4 Holdings LLC, or D4 Holdings, a Delaware limited liability company, pursuant to which, among other things, D4 Holdings acquired (i) 39,000,000 shares of our common stock, representing approximately 54.3% of the total number of issued and outstanding shares of common stock following the transaction and (ii) a warrant, exercisable for ten years, to purchase up to an additional 30,000,000 shares of our common stock at an exercise price of $0.04 per share.  D4 Holdings is a private investment fund whose ownership includes owners of ACN, Inc., or ACN, a direct seller of telecommunications services.  As a result of the investment in our company by D4 Holdings, we expect to seek opportunities to provide services to ACN and enter into other commercial transactions that give us access to ACN’s international marketing and distribution capabilities.

We have sustained significant operating losses in recent periods, which has led to a significant reduction in our cash reserves.  As a result, in 2008 we effected a restructuring that helped us reduce our operating costs significantly and better align our operations with our current business model.  As part of this restructuring, we initiated a series of reductions in force, which  resulted in a decrease in the number of our employees from 148 as of December 31, 2007, to 43 as of December 31, 2008, as discussed below in “ – Employees”.  In addition, as discussed below in “ - Properties”, we subleased our principal executive offices, following which we entered into an agreement with the landlord pursuant to which we paid a termination fee equal to $450,000, our lease agreement for the offices was terminated, and the landlord returned to us the letter of credit in the approximate amount of $1.0 million we had provided to secure our obligations under the lease.  We also secured the release of letters of credit we had previously provided to other suppliers.  From an operational standpoint, we shifted the focus of our efforts and resources away from our service provider and consumer divisions towards our reseller business.  Within the reseller business itself we made a decision to focus on servicing fewer, larger resellers rather than more, smaller resellers.  Finally, we began seeking additional financing, which culminated in the transaction with D4 Holdings described below in “ – Transaction with D4 Holdings”.

Going forward, we expect to:

•
continue to devote significant resources to develop and expand our reseller base, as we expect our revenue from this key channel will represent a significant percentage of our total revenue in the foreseeable future;

•	actively market our products and services to licensed VoIP operators and corporate enterprises, specifically small and medium-sized business; and
•
pursue a targeted strategy of identifying and evaluating appropriate strategic collaborations, such as potentially engaging in commercial transactions with ACN, that we hope will continue to expand and diversify our customer base.

Transaction with D4 Holdings

On February 10, 2009, we entered into a Securities Purchase Agreement with D4 Holdings pursuant to which we issued to D4 Holdings (i) 39,000,000 shares of our common stock, representing approximately 54.3% of the total number of issued and outstanding shares of common stock following the transaction, for an aggregate purchase price of $1,170,000, paid in cash, and (ii) a warrant, exercisable for ten years, to purchase up to an additional 30,000,000 shares of our common stock at an exercise price of $0.04 per share. The transaction closed on February 12, 2009.

Upon the closing of the transaction and pursuant to the terms of the Purchase Agreement, Noam Bardin resigned as a director and the board of directors appointed Robert Stevanovski and Anthony Cassara to serve on the board.  In addition, Lior Samuelson resigned as Chairman of the Board and remained a director, and Robert Stevanovski was appointed to serve as Chairman.  Following the closing of the transaction, our Board of Directors appointed three additional directors to serve on the Board. The appointments of the three new directors became effective on March 28, 2009.

In connection with the transaction, the parties also entered into an Investor Rights Agreement, pursuant to which we have agreed to file, upon the request of D4 Holdings, a registration statement covering the resale of any shares of our common stock held by D4 Holdings (including the shares of common stock underlying the warrant issued to D4 Holdings). Subject to our ability to suspend the effectiveness of the registration statement for a limited period of time under certain circumstances, we are required to maintain the effectiveness of any such registration statement until the earlier of (i) the date on which all shares of common stock covered by the registration statement have been sold thereunder or (ii) the date on which all such shares of common stock can be sold without registration pursuant to Rule 144 or another similar exemption under the Securities Act of 1933.  Subject to certain limitations, D4 Holdings will also be entitled to “piggy-back” registration rights on all future registrations by and any registrations initiated by our other stockholders.

Industry Background

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

As a result of these growth trends, various service providers, enterprises and consumers are continuing to procure offerings from VoIP providers such as deltathree. Specifically, consumers in emerging markets are increasingly using VoIP-enabled services, such as IP telephones, to realize significant cost savings on long distance and international calls, while in markets where a significant number of consumers have access to broadband internet services these consumers are increasingly viewing VoIP as a viable and more affordable substitute for their traditional telecommunications provider.  As broadband connectivity has become more available and less expensive around the world, it is now possible for providers like us to offer voice as well as video services to businesses and residential consumers.

Our Products and Services

Products

We have built a privately-managed, global network using IP technology and offer our customers a suite of IP telephony products. Our VoIP products include:

Broadband Phone. Our Broadband Phone product is a phone replacement solution available to business and consumer customers over the "last mile" through broadband connections via cable modem, DSL or fixed wireless. In addition to offering capabilities similar to those offered by traditional telephony providers and allowing users to use their existing phone, Broadband Phone enables a user to conveniently operate features and retrieve voice mail through email, web or a phone interface. For our potential partners, the turnkey or customizable solution is delivered with our full back-end infrastructure, including customer service for end users and service providers, pricing information, fulfillment, billing, provisioning, local number portability, and fraud services. Additionally, Broadband Phone is easily integrated (a variety of devices are available to plug directly into a PC or IP network) so as to allow broadband providers to begin delivering our voice solution rapidly.

PC-to-Phone. Our PC-to-Phone offering enables a user to conveniently and inexpensively place a call to a standard telephone anywhere in the world directly from a personal computer while remaining on-line.

Services

We provide a robust set of value-added services that enables us to address the challenges that have traditionally made the provision of telecommunications services difficult. These operations management tools include the following:

•
account provisioning: we provide our service provider and reseller customers with a dedicated Web page through which they can order additional services or accounts, generate and activate PINs and perform other customary implementation functions;

•	payment processing systems: we provide our customers with a fraud detection and prevention system to permit secure credit card transactions over the Web;
•	billing and account management: we provide our customers with real-time, Web-based access to billing records to check billing and usage information or to increase prepaid accounts;
•	customer care: we have moved and consolidated traditional first tier customer care functions onto the Web for ease and flexibility and support this with second tier customer care; and
•
network operations care: we provide a Network Operations Center, or NOC, automated trouble ticket system, which enables our customers to submit, manage, and follow-up with technical questions and issues online.

The provision of VoIP telephony products and services through our service provider and reseller sales channel accounted for 84.7% of our total revenues in 2008, while the provision of VoIP telephony through our direct-to-consumer channel accounted for 13.8% of our total revenues in 2008.

Our Distribution Channels

We market, support and distribute our products and services to tens of thousands of active users around the globe through our two primary distribution channels: the service provider and reseller channel and our direct-to-consumer channel.

Service Provider and Reseller Channel

We have developed high-value solutions for the large number of service providers and resellers that are focused on providing their customers with VoIP telephony products and services.

Our Hosted Consumer VoIP Solution leverages our VoIP experience and delivers to our service providers, resellers, and various corporate customers a customizable, private-label suite of VoIP products and services. Using our infrastructure, we enable these enterprises to offer their customers different combinations of our basic products and services, accessible through a single account.

Direct-to-Consumer Channel

Our direct-to-consumer channel includes our iConnectHere offering, which provides VoIP products and services directly to consumers and small businesses online, and our joip offering, which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic.

iConnectHere. iConnectHere demonstrates our products, services and hosting capabilities to our reseller customers and service providers. Through iConnectHere, an account holder can access all of our product offerings, including Broadband Phone and PC-to-Phone. Additionally, iConnectHere permits us to collect usage information on our products and services and enables us to provide our service provider and reseller customers with key information and recommendations regarding implementation of our products and services.

Through iConnectHere, consumer users can:

•	sign up for any of our services, including Broadband Phone and PC-to-Phone;
•	download our software and/or order IP-based Broadband Phone devices;
•	recharge their accounts, either by entering their credit card information or authorizing automatic recharging;
•	send a PC-to-Phone call;
•	check real-time billing and usage information;
•	communicate by e-mail with a customer service representative; and
•	view answers to frequently-asked questions.

joip. In connection with our strategic cooperation with Panasonic, Panasonic and we have created, developed and are offering joip-enabled Panasonic Globarange telephones. Our joip offering is the exclusive VoIP service embedded in these hybrid two-line cordless phones, which provide both landline and VoIP services.

Our Strategy

Our strategy is to become a leading worldwide provider of VoIP telephony products and services. The following are key elements of our strategy:

Capitalize on the Growth of the VoIP Marketplace. We believe we are well positioned to take advantage of the expected growth of the VoIP services markets.  We plan to focus our efforts and resources on growing our reseller business while simultaneously seeking out selective opportunities for our service provider unit.

Target Small to Medium-sized Businesses. We intend to leverage our experience in the deployment of sophisticated VoIP solutions to target small to medium-sized business in the U.S. and worldwide. We believe that such entities may want to utilize a VoIP solution but may not have the significant technical and financial resources (such as the personnel to support network operations, engineering, support and project management) required to develop an internal VoIP telephony solution. We believe that our service will reduce their costs and risks associated with developing and maintaining an in-house VoIP service.

Offer Flexible and Modular Deployment Alternatives. We offer our service providers and resellers a choice of deployment alternatives ranging from full outsourcing to partial outsourcing through our modular offering suite. Depending on the particular needs of each of our customers, we design our offering to fit within their business objectives, available resources and desired level of participation. We can develop and integrate specific features and functions into our package, such as various network elements, access components, fulfillment, and the specific feature/functions the provider can offer to its end-users.

Strategic Relationships. In addition to our strategy and actions to grow organically as described above, we also actively evaluate and pursue appropriate strategic relationships that we believe will continue to expand our customer base and grow our revenues. As discussed above under “ - Transaction with D4 Holdings”, we recently consummated a transaction with D4 Holdings pursuant to which we sold 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock.  D4 Holdings is a private investment fund whose ownership includes owners of ACN, a direct seller of telecommunications services.  As a result of the investment in our company by D4 Holdings, we expect to seek opportunities to provide services to ACN and enter into other commercial transactions that give us access to ACN’s international marketing and distribution capabilities

Sales and Marketing

We sell and market our products and services through our service provider and reseller channel and our direct-to-consumer channel. In general, our sales and marketing activities include:

•	developing, deploying and supporting local-specific product features and services, such as multiple language capabilities, different currency capabilities, and various payment methods;
•	engaging in strategic relationships with customers (including licensed providers); and
•	using various on-line advertising and search strategies to target and optimize sales efforts.

Service Provider and Reseller Channel

Service Provider Sales.  Our experience in deploying sophisticated solutions provides us with leverage as we introduce these services to other service providers.

Reseller Program.  Through our reseller program, we contract with smaller service providers and resellers around the world, which in turn sell our products and services under their own brand, a white-label brand or our deltathree brand to retailers, businesses, Internet cafés and others in their local markets. Our experience in providing differentiated VoIP solutions in the emerging international telecommunications environment enables us to effectively enter new markets as they open to competition.

Direct-to-Consumer Channel

iConnectHere.   iConnectHere provides VoIP products and services directly to consumers and small businesses online. Through iConnectHere, an account holder can access all of our product offerings, including Broadband Phone and PC-to-Phone.

joip. We launched our joip service and Globarange offering with Panasonic in August 2007.  The Globarange phone is currently available in different international locations.

Our Infrastructure

Network

In order to deliver our VoIP products and services, we operate a privately-managed IP telephony network. By managing our own network, we have the ability to regulate traffic volumes and to directly control the quality of service from each originating point of presence, or POP, to the termination point via a variety of termination options. Our ability to interconnect to a wide variety of termination options increases the diversity and robustness of our network, minimizes and eliminates single points of failure, and simultaneously allows us to benefit from pricing differences between vendors to the same termination points. In addition, our network allows us to avoid the significant transmission delays associated with the Internet, which may impede delivery of high quality, reliable services to our users.

In 2001, we rolled out our state of the art SIP infrastructure. The SIP protocol is one of the most advanced VoIP protocols and unlike its predecessors, which were modeled after traditional telephony protocols, SIP has the ability to scale with a distributed architecture and at a lower cost. SIP’s superior attributes also include faster and more cost effective development and lower hardware requirements, which allows us to incur lower capital expenditure costs. Our SIP network currently powers all of our offerings. In recent years, we have continued our pioneering efforts in SIP and these efforts have yielded significant new releases. For example, in 2007 we released a next generation SIP-based PC-to-Phone application, certified many new devices which function as access points to our services, and added new features and new calling plans to our offerings.

Our network is built around a high availability backbone that connects New Jersey, Atlanta, London and Frankfurt. In each of, and between, these locations we maintain multiple interconnections or peering arrangements with Internet backbone and voice providers. These points are strategically located to allow access from our network to and from the Internet with a high level of performance. While operating as a private extension of the Internet, our backbone has a high level of security designed to isolate it from security threats found on the public Internet.

Access to our network is possible through several products and services. A call can originate from the PC-to-Phone product using our downloadable software application “soft-phones,” a Web browser, or Broadband Phone devices. These calls enter our network from the Internet through our interconnection points.

Our network can terminate calls through our POPs and termination providers’ POPs. Termination decisions are based on a sophisticated routing system that applies routing rules based on origination point, termination cost and other factors. These rules are consistently updated to ensure a high level of quality and economic efficiency. Each termination port is carefully managed with capacity planning tools and techniques to provide cost-effective service to customers, along with multiple termination options to ensure the highest possible levels of redundancy.

We are a party to service agreements with several telecommunications providers, including competitive local exchange carriers, foreign telephone companies, Internet backbone providers and others. Pursuant to these agreements, we can transport VoIP packets to our hubs and terminate calls throughout the world in a cost effective and efficient manner.

Support

Our NOC monitors and manages our network from a central location, seven days a week, 24 hours a day. The NOC monitors all aspects of our network, including the routers, databases, switches, leased lines, Internet connections, gatekeepers and gateways to ensure that they are functioning at optimal levels. In the event of a failure of any of these network components, NOC personnel are provided with a real time, systems-generated notification via an instant messaging system consisting of pagers, cellular phones, screen pop-ups and e-mail that identifies the malfunction so that proper measures can be taken to restore service in a timely fashion. Our NOC utilizes a combination of industry technologies as well as unique applications developed by us. The NOC serves all of the different parts of our operations environment, including network nodes, Web servers and specific applications.

We provide customer support on various levels to different customers. With respect to our service provider and reseller customers, we provide customer care and technical support directly to these customers and they in turn provide their own support directly to the end users. Customers of iConnectHere and joip receive technical support and customer care through e-mail support.

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

Suppliers

We outsource to third-party vendors the provisioning of certain of our local telecommunications services, including local phone numbers, access to the public switched telephone network, or PSTN, operator assistance, directory listings and assistance, E-911 emergency services and local number portability. We also outsource the provisioning of our consumer premises equipment, such as our analog telephone adapters, IP Phones and gateways, and certain aspects of our customer care services. We do not rely on any one specific vendor for providing these services, except for E-911 emergency services and certain specific services of customer care. While we believe our relations with our suppliers are good, we believe that we could replace our suppliers if necessary and that although our ability to provide services to our customers may be impacted in such a case we do not expect that this would have a material adverse affect on our business, financial condition and results of operation.

Proprietary Rights

We rely and expect to be able to rely on trademark and trade secret laws, confidentiality agreements and other contractual arrangements with our employees, strategic partners and others to protect our proprietary rights.

We have registered trademarks, and have filed applications for additional registrations, for “deltathree”, “deltathree making VoIP work for you”, “the IP Communications Network”, “iConnectHere.com”, “joip”, “joipy”, “Click It” and other trademarks in the United States and internationally. In connection with our acquisition of the Go2Call businesses, we acquired the “Go2Call” trademark and a variety of trade-marked derivatives of “Go2Call”. These trademarks may not provide adequate protection against competitive technology and may not be held valid and enforceable if challenged. We do not own any registered copyrights.

To further safeguard our intellectual property, we have a policy that requires our employees and contractors to execute confidentiality and assignment of inventions agreements when they begin their relationships with us.

Regulation

Regulatory Environment Overview

The use of the Internet and private IP networks to provide voice service is a relatively recent market development. Although the provision of such services is currently not as regulated as traditional telephony services within the United States, the Federal Communications Commission, or FCC, has applied some regulation to certain types of VoIP services and is reviewing whether to apply additional regulations to VoIP services. In addition, several foreign governments have adopted or proposed regulations that could restrict or prohibit the provision of VoIP services. Regulation of Internet telephony providers and services may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services. In addition, to the extent we become required to contribute to regulatory funds and collect and remit regulatory fees, taxes and surcharges this will increases our costs, which may result in either our increasing the retail price of our service offerings or reducing our profitability.

Federal Regulation

Regulatory Classification of VoIP Services

Although there are several regulatory proceedings currently pending before federal authorities, VoIP telephony is lightly regulated compared to more traditional telecommunications services. On February 12, 2004, the FCC initiated a generic rulemaking proceeding concerning the provision of voice and other services using IP technology, including assessing whether VoIP services should be classified as information services or telecommunications services. The rulemaking is ongoing and we cannot predict the outcome of this proceeding. In November 2004, the FCC determined that certain interconnected VoIP services (meaning VoIP services that can be used to send and receive calls to or from the PSTN), including some services that are similar to ours, should be considered interstate services subject to federal rather than state jurisdiction.  Although this ruling was appealed by several states, on March 21, 2007, the United States Court of Appeals for the Eighth Circuit affirmed the FCC’s determination.

The FCC’s generic rulemaking proceeding could result in the FCC determining, for instance, that certain types of Internet telephony should be regulated like basic telecommunications services. Thus, Internet telephony would no longer be exempt from more onerous telecommunications-related regulatory obligations, or other economic regulations typically imposed on traditional telecommunications carriers.

VoIP E-911 Matters

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of interconnected VoIP services. The order applies to our iConnectHere and joip customers, or our “consumer customers”. We do not believe that we are responsible for compliance with this order in connection with the services sold to our customers who purchase our services for the provision of services directly to end users. We cannot predict whether we would be subject to any third-party litigation in connection with such customers who resell our services.

First, the order required us to notify our consumer customers of the differences between the emergency services available through us and those available through traditional telephony providers. We also had to receive affirmative acknowledgment from all of our consumer customers that they understand the nature of the emergency services available through our service. On September 27, 2005, the FCC's Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement actions against interconnected VoIP providers, like us, that have received affirmative acknowledgement from at least 90% of their subscribers. We received affirmative acknowledgment from more than 95% of our customers that they understand the nature of the emergency services available through our service, and thus we believe we are substantially in compliance with the first aspect of the FCC's June 3 order.

Second, the order required us to provide enhanced emergency dialing capabilities, or E-911, to all of our consumer customers by November 28, 2005. Under the terms of the order, we are required to use the dedicated wireline E-911 network to transmit customers' 911 calls, callback number and customer-provided location information to the emergency authority serving the customer's specified location. On November 7, 2005, the FCC's Enforcement Bureau issued a Public Notice with respect to that requirement. The Public Notice indicated that providers who have not fully complied with the enhanced emergency dialing capabilities requirement are not required to discontinue the provision of services to existing clients, but that the FCC expects that such providers will discontinue marketing their services and accepting new customers in areas in which the providers cannot offer enhanced emergency dialing capabilities.

Almost all of our consumer customers currently receive E-911 service in conformity with the FCC’s order, but (as is the case with customers for other interconnected VoIP providers) some customers who were receiving service prior to the FCC’s deadline for compliance with the E-911 regulations may not receive such service. The FCC permitted service providers to continue to provide service to those existing customers rather than disconnect those customers. Pursuant to the FCC’s requirement, after the implementation of the FCC E-911 requirements, we provide services to customers only where we can provide the FCC required E-911 service. We may be required to stop serving those customers to whom we cannot provide the required enhanced emergency dialing capabilities that were being serviced prior to the issuance of the FCC’s rules at any time.

The FCC is considering enhancing its VoIP E-911 rules.  In June, 2007, the FCC released a Notice of Proposed Rulemaking to consider whether it should impose additional obligations on interconnected VoIP providers.  Specifically, the FCC included a proposal that interconnected VoIP providers be required to automatically determine the location of their customers for purposes of E-911 rather than require customers to update their existing location (as is the case under the current regulations).  Moreover, the Notice included a tentative conclusion that interconnected VoIP providers that allow their service to be used in more than one location, like us, be required to meet the same customer location accuracy standards applicable to providers of mobile telecommunications services.  We cannot predict the outcome of this proceeding or its potential impact on our business.

        See “ - State and Local Regulation” below for a discussion of fees we may collect in the future in connection with providing E-911.

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

Universal Service Fund

The FCC decided in June 2006 that interconnected VoIP service providers should be required to contribute to the universal service fund, or USF. The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end-user interstate services. The FCC developed three alternatives under which an interconnected VoIP service provider may elect to calculate its universal service contribution: (1) a safe harbor that assumes 64.9% of the provider’s end user revenues are interstate; (2) a traffic study to determine an allocation for interstate end user revenues; or (3) actual interstate and international end user revenues. If an interconnected VoIP service provider calculates its universal service contributions based on its actual percentage of interstate calls, the FCC suggested that its preemption of state regulation of such services may no longer apply, in which case the interconnected VoIP service provider could be subject to regulation by each state in which it operates as well as federal regulation. In addition, the FCC is considering a number of proposals that could alter the way that the USF is assessed. For instance, the FCC is considering an assessment based on the use of telephone numbers. Furthermore, some states may attempt to impose state universal service contribution requirements on interconnected VoIP providers such as deltathree. At this time, various states – including Nebraska and New Mexico – claim that they have the right to require interconnected VoIP providers to contribute to their respective USF funds. The attempts of the Nebraska and New Mexico authorities to impose state USF obligations on interconnected VoIP providers are currently subject to litigation, and we cannot predict how the courts, the FCC, and states may rule on these matters.

Customer Proprietary Network Information

On April 2, 2007, the FCC issued an order that tightened existing rules on protection and use of Customer Proprietary Network Information, or CPNI, and extended coverage of the CPNI rules to interconnected VoIP service providers. Although the rules are aimed in large part at preventing the practice of pretexting (in which a caller impersonates a phone customer to gain access to his or her phone records), the rules impose greater obligations on us and other companies like us to protect customer calling and network information and to file formal certifications with the FCC regarding procedures for protecting this information.  As a result of the steps we have taken, we believe that we comply with the FCC’s order regarding CPNI.

Access for People with Disabilities

On June 15, 2007, and effective October 5, 2007, interconnected VoIP providers, like us, became required to make certain that their equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, which we did. In addition, interconnected VoIP providers like us became obligated to contribute to the Telecommunications Relay Services, or TRS, fund and to offer 711 abbreviated dialing for access to relay services. Following March 31, 2009, interconnected VoIP providers are required to route such 711 calls to the appropriate TRS center based upon the registered location provided by such customers.  Although we experienced a delay in providing 711 abbreviated dialing for access to relay services and routing such services to the appropriate relay center, we are in the final stages of implementing such requirements and expect to provide such services in the immediate future.

Regulatory Fees

On August 6, 2007 and effective November 2007, the FCC adopted an Order concerning the collection of regulatory fees for Fiscal Year 2007 requiring the collection of such fees from interconnected VoIP providers like us. Interconnected VoIP providers pay regulatory fees based on interstate and international revenues. The Regulatory Fees Order became effective in November 2007.

Local Number Portability

On November 8, 2007, the FCC released an Order relating to local number portability imposing local number portability and related obligations on interconnected VoIP Providers like us. The Order requires interconnected VoIP providers to contribute to shared numbering administration costs. Additionally, the Order mandates that we port telephone numbers within certain timeframes.  As a result of the steps we have taken, we believe that we comply with the FCC’s order regarding local number portability.

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

State and Local Regulation

Some state and local regulatory authorities believe they retain jurisdiction to regulate the provision of, and impose taxes, fees and surcharges on, intrastate Internet and VoIP telephony services, and have attempted to impose such taxes, fees and surcharges, such as a fee for providing E-911 service. Rulings by the state commissions on the regulatory considerations affecting Internet and IP telephony services could affect our operations and revenues, and we cannot predict whether state commissions will be permitted to regulate the services we offer in the future.

We are in the process of examining the applicability of such state and other local taxes and other fees. We have recently completed an initial study of state and local taxes and other fees and have accrued approximately $500,000 of estimated taxes and fees due through the year ended December 31, 2008.  We have also determined that we need to collect and remit sales and excise taxes in certain states and local jurisdictions and will begin collecting and remitting such sales and excise taxes in the immediate future.  To the extent we increase the cost of services to our customers to recoup some of the costs of compliance, this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

In addition, it is possible that we will be required to collect and remit taxes, fees and surcharges in other states and local jurisdictions and which such authorities may take the position that we should have collected. If so, they may seek to collect those past taxes, fees and surcharges from us and impose fines, penalties or interest charges on us. Our payment of these past taxes, fees and surcharges, as well as penalties and interest charges, could have a material adverse effect on us.

International Regulation

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

In 2002, the European Commission adopted a set of directives for a new framework (New Regulatory Framework) for electronic communications regulation that, in part, attempts to harmonize the regulations that apply to services regardless of the technology used by the provider. Under the New Regulatory Framework, there is no distinction in regulation made based upon technology between switched or packet-based networks. As a result, some types of IP telephony and VoIP services may be regulated like traditional telephony services while others may remain free from regulation. The European Commission has published a staff working paper aimed at clarifying the conditions applicable to providers of IP-based services. The working paper identifies various issues that may arise in relation to IP-based services including the regulatory classification of Internet telephony and VoIP under the New Regulatory Framework. The European Regulators Group (consisting of regulators from European Union Member States and the European Commission) has adopted a Common Statement for VoIP regulation. The European Commission currently is reviewing how IP telephony services fit into the New Regulatory Framework. Although the European Commission has recommended that a “light touch” to regulation be taken, we cannot predict what future actions the European Commission, member states, and courts reviewing the New Regulatory Framework may take regarding IP telephony and related matters, or what impact, if any, such actions may have on our business.

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

Competition

We compete primarily in the market for enhanced VoIP telephony, and specifically in the VoIP reseller market. This market is highly competitive and there are numerous competing service providers. We believe that the primary competitive factors determining our success in the VoIP telephony market are: quality of service and network capacity; the ability to meet and anticipate customer needs through multiple service offerings and feature sets; customer services; and price.

Future competition could come from a variety of companies both in the Internet and telecommunications industries. These industries include major companies who have greater resources and larger subscriber bases than we have, and have been in operation for many years. In addition, many companies provide, or are planning to provide, some of the services we offer, including Net2Phone and MediaRing.

Revenues and Assets by Geographic Area

For the year ended December 31, 2008, approximately $11.0 million, or 54.5%, of our revenue was derived from international customers, and $9.2 million, or 45.5%, was derived from customers in the United States. Most of our long-lived assets are located in the United States. For more detailed information concerning our geographic segments, see Note 16 to our financial statements included elsewhere in this Annual Report.

Employees

As of December 31, 2008, we had 43 employees, of which 36 were located in Israel (ten of whom were part-time employees) and eight were located in the United States (of which one was a part-time employee). This was a significant reduction from the number of employees we had as of December 31, 2007, at which time we had 148 employees, of which 124 were located in Israel (20 of whom were part-time employees) and 24 were located in New York. This reduction was due to the restructuring that we implemented in 2008, which included reductions in force.  We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

Customers

In 2008, one customer accounted for approximately 16.5% of our annual gross revenues; in the fourth quarter of 2008 this customer accounted for approximately 21.0% of our gross revenues for that quarter.  We have no long-term agreements with this customer, and we have no assurance that it will continue to purchase services from us in the future.  Any significant decline in our sales to this customer could have a material adverse effect on our revenues.

In addition, during 2008 Verizon accounted for approximately 10.9% of our gross revenues; in the fourth quarter of 2008 Verizon accounted for approximately 9.7% of our gross revenues.  As discussed above under “Company Overview”, on January 15, 2009, we received notice from Verizon that no later than May 15, 2009, our service provider contract with Verizon would be terminated pursuant to the terms of the agreement.  Following the termination date we will not receive any more revenue as a result of this agreement, which could have a material adverse effect on our financial condition and results of operations.

Available Information

Our Internet address is www.deltathree.com. Through a link at the Investor Relations section of our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC.

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

Except for the year ended December 31, 2006, in which we reported net income of approximately $500,000 but a net loss from operations of $52,000, we have a history of significant, recurring losses since our inception, and we may continue to incur significant losses for the foreseeable future. We reported net losses of $9.3 million in 2007 and $11.9 million in 2008. As of December 31, 2008, our accumulated deficit was approximately $172.6 million. Our revenues may not grow or even continue at their current level. Going forward, we will need to increase our revenues and/or lower our current cost structure to reach profitability. If our revenues do not increase and/or if we are unable to reduce our expenses, we may not be able to reach profitability again. We cannot assure you that we will be able to reach profitability on a quarterly or annual basis in the future.  These factors raise substantial doubt about our ability to continue as a going concern.

We may not be able to expand our revenue.

Our business strategy is to expand our revenue sources and our distribution channels in order to include the provision of VoIP telephony to different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are primarily generated by sales of our VoIP telephony products and services through our service provider and reseller sales channel and our direct-to-consumer channel. VoIP telephony from these channels generated 98.5%, 98.3% and 94.6% of our total revenues in 2008, 2007 and 2006, respectively.

We expect that our revenues for the foreseeable future will be dependent on, among other factors:

•	sales of our VoIP telephony products and services;
•	the public’s acceptance and use of VoIP telephony;
•	expansion of our service offerings;
•	the effect of competition, regulatory environment, international long distance rates and access and transmission costs on our prices; and
•	continued improvement of our global network quality.

We may not be able to sustain our current revenues or successfully generate additional revenues from the sale of our services.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued financial crisis and related turmoil in the global financial system may have an impact on our business and our financial condition, as well as increase the risk of uncollectible accounts receivable from our customers.  For example, our ability to seek additional financing may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

We are substantially dependent upon a few material customers, and any significant decline in our sales to those customers could have a material adverse effect on our revenues.

In 2008, one customer accounted for approximately 16.5% of our annual gross revenues; in the fourth quarter of 2008 this customer accounted for approximately 21.0% of our gross revenues for that quarter.  We have no long-term agreements with this customer, and we have no assurance that it will continue to purchase services from us in the future.  Any significant decline in our sales to this customer could have a material adverse effect on our revenues.  In addition, because we have recently begun focusing on servicing fewer, larger reseller customers rather than many, smaller reseller customers, it is probable that our dependence upon a few material customers will increase in the future.

In addition, during 2008 Verizon accounted for approximately 10.9% of our gross revenues; in the fourth quarter of 2008 Verizon accounted for approximately 9.7% of our gross revenues.  As discussed above under “Company Overview”, on January 15, 2009, we received notice from Verizon that no later than May 15, 2009, our service provider contract with Verizon would be terminated pursuant to the terms of the agreement.  Following the termination date we will not receive any more revenue as a result of this agreement, which could have a material adverse effect on our financial condition and results of operations.

A continuing decline in telecommunications prices may cause us to lower our prices to remain competitive, which could prevent our future profitability.

International and domestic telecommunications prices have decreased significantly over the last few years in most of the markets in which we operate, and as a result our margins have decreased materially. We anticipate that prices will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our services (or our resellers’ or our service provider customers’ services) to take advantage of the current pricing differential between traditional telecommunications prices and our (or our customers’) prices may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. Such competition or continued price decreases may require us to lower our prices to remain competitive, may result in reduced revenue, a loss or decrease of customers and may prevent our future profitability.

We believe that we will need additional capital to continue our operations.

We have sustained significant operating losses in recent periods, which have led to a significant reduction in our cash reserves.  At this time, we believe that, unless we are able to increase our revenues, we will not have sufficient funds to continue our current operations over the foreseeable future if we do not receive additional financing.  There can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  In addition, as a result of D4 Holdings’ controlling interest in our company, D4 Holdings will be able to exercise a controlling influence over future issuances of capital stock or other securities by us and a third party may be deterred from investing in us.

The success of our VoIP telephony products and services is dependent on the growth and public acceptance of VoIP telephony.

The success of our VoIP telephony products and services is dependent upon future demand for VoIP telephony systems and services. In order for the VoIP telephony market to continue to grow, several things need to occur. Telephone and cable service providers must continue to invest in the deployment of high speed broadband networks to residential and business customers. VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. VoIP telephony service providers must offer cost and feature benefits to their customers that are sufficient to cause the customers to switch away from traditional telephony service providers. If any or all of these factors fail to occur, our business may not be successful.

Intense competition could reduce our market share and decrease our revenue.

The market for VoIP telephony is extremely competitive. Our competitors include companies in the Internet and telecommunications industries. Many of our existing competitors and potential competitors have broader portfolios of services, greater financial, management and operational resources, greater brand-name recognition, larger subscriber bases and more experience than we have. In addition, our Internet competitors use the Internet instead of a private network to transmit traffic, and the operating and capital costs of these providers may be less than ours.

If we are unable to provide competitive service offerings, we may lose existing customers and be unable to attract additional customers. In addition, many of our competitors enjoy economies of scale that result in a lower cost structure for transmission and related costs, which cause significant pricing pressures within the industry. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to make the technical advances necessary to be competitive, which, in turn, will cause our business to suffer.

Fluctuations in our quarterly financial results may make it difficult for investors to predict our future performance.

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. The factors generally within our control include:

•	the rate at which we are able to attract users to purchase our VoIP telephony products and services;
•	the amount and timing of expenses to enhance marketing and promotion efforts and to expand our infrastructure; and
•	the timing of announcements or introductions of new or enhanced services by us.

The factors outside our control include:

•	the timing of announcements or introductions of new or enhanced services by our competitors;
•	regulations in various countries that prohibit us from providing our services cost-effectively or at all;
•	technical difficulties or network interruptions in the Internet or our privately-managed network; and
•	general economic and competitive conditions specific to our industry.

We believe that quarter-to-quarter comparisons of our historical operating results may not be a good indication of our future performance, nor would our operating results for any particular quarter be indicative of our future operating results.

We face a risk of failure of computer and communications systems used in our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. We maintain communications systems in facilities in New Jersey, Atlanta, London and Frankfurt. Although we have designed our network to reduce the possibility of disruptions or other outages, our systems and those that connect to our network are subject to damage or interruption from natural disasters, power loss, communications failure, hardware or software malfunction, network failures, physical or electronic break-ins, sabotage, computer viruses, intentional acts of terrorism or vandalism and other events that may be or may not be beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

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

We operate in many international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations, there are certain risks inherent in doing business on an international basis, including:

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

The marketing and operations of our VoIP products and services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other key employees whom we rely upon to run our operations; this is particularly true following the significant reduction in the number of employees that occurred as a result of the reductions in force during 2008. Except for Mr. Effi Baruch, our interim Chief Executive Officer and President, and Senior Vice President of Technology and Operations, none of our officers or key employees is subject to an employment agreement for any specific term. The loss of the services of any of these officers or key employees could impact our ability to run our operations and delay the development and introduction of, and negatively impact our ability to sell, our products, either of which could adversely affect our financial results. We currently do not maintain key person life insurance policies on any of our employees.

Our ability to provide our service is dependent in part upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers and limit our growth.

Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. Our customers have experienced such interruptions in the past and may experience interruptions in the future. In addition, our E-911 service is currently dependent upon a third-party provider. Interruptions in service from this vendor could cause failures in our customers' access to E-911 services. Furthermore, we outsource certain aspects of our customer care services. Interruptions in our service caused by third-party facilities or service providers have in the past caused and may in the future cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation and growth will be negatively impacted.

Third parties might infringe upon our proprietary technology.

We cannot assure you that the steps we have taken to protect our intellectual property rights will prevent misappropriation of our proprietary technology. To protect our rights to our intellectual property, we rely on a combination of trademarks and trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, strategic partners and others. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective trademark and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could materially harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending our intellectual property rights could result in significant financial expenses and managerial resources.

Third parties may claim that our services infringe upon their intellectual property rights.

Third parties may assert claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them and subject us to expensive and disruptive litigation.  For example, a complaint was filed in the United States District Court for the Eastern District of Texas-Tyler Division by Centre One alleging, inter alia, that we and Verizon are offering for sale a VoIP service that infringes a patent held by Centre One.  In addition, we incorporate licensed third-party technology in some of our products and services. In these license agreements, the licensors have agreed to indemnify us with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right so long as we have not made changes to the licensed software. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims and lawsuits, even if not meritorious, could be expensive and time consuming to defend; divert management’s attention and resources; require us to redesign our products, if feasible; require us to pay royalties or enter into licensing agreements in order to obtain the right to use necessary technologies; and/or may materially disrupt the conduct of our business.

Risks Related to our Industry

Government regulation and legal uncertainties relating to IP telephony could harm our business.

Historically, voice communications services have been provided by regulated telecommunications common carriers. We offer voice communications to the public for international and domestic calls using IP telephony, and we do not operate as a licensed telecommunications common carrier in many jurisdictions based on specific regulatory classifications and recent regulatory decisions. However, the growth of IP telephony has led to close examination of its regulatory treatment in many jurisdictions making the legal status of our services uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which we operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as ours to provide services or to increase the cost of providing such services.

Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services through our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services, including obtaining appropriate regulatory authorizations for our local network partners or ourselves, changing our service arrangements for a particular country or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively. Furthermore, regulations and laws that affect the growth of the Internet could hinder our ability to provide our services over the Internet.

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

Our industry is subject to rapid technological change, and we cannot predict the effect of technological changes on our business. We expect that new services and technologies will emerge in the market in which we compete. These new services and technologies may be superior to the services and technologies that we use and/or may render our services and technologies obsolete.

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

We are not currently accepting customers in areas where we cannot provide E-911 service in conformity with the FCC’s rules. This has adversely impacted the ability of iConnectHere to accept new customers and may also have an adverse effect on our sales to customers who resell our service.

Various U.S. state and local fees, taxes and surcharges may increase our costs and our customers' cost of using our services.

Some state and local regulatory authorities claim that they retain jurisdiction to regulate the provision of, and impose taxes, fees and surcharges on, intrastate Internet and VoIP telephony services, and have attempted to impose such taxes, fees and surcharges, such as a fee for providing E-911 service. Rulings by the state commissions on the regulatory considerations affecting Internet and IP telephony services could affect our operations and revenues, and we cannot predict whether state commissions will be permitted to regulate the services we offer in the future.

We have recently completed an initial study of state and local taxes and other fees and have accrued approximately $500,000 of estimated taxes and fees due through the year ended December 31, 2008.  We have also determined that we need to collect and remit sales and excise taxes in certain states and local jurisdictions and will begin collecting and remitting such sales and excise taxes in the immediate future.  To the extent we increase the cost of services to our customers to recoup some of the costs of compliance, this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

In addition, it is possible that we will be required to collect and remit taxes, fees and surcharges in other states and local jurisdictions, and which such authorities may take the position that we should have collected. If so, they may seek to collect those past taxes, fees and surcharges from us and impose fines, penalties or interest charges on us. Our payment of these past taxes, fees and surcharges, as well as penalties and interest charges, could have a material adverse effect on us.

There may be risks associated with our ability to comply with funding requirements of the USF and similar state or federal funds as well as other FCC-mandated funding requirements or that our customers will cancel service due to the impact of these or other price increases to their service.

   We began contributing to the USF during the fourth fiscal quarter of 2006 and began charging our customers a USF surcharge fee.  In addition, we are required to collect and remit other FCC-related fees, such as the TRS fund and contributions towards local number portability.  We have recently completed an initial study of FCC-related fees that are due and have accrued approximately $200,000 of estimated fees due through December 31, 2008. The impact of this price increase on our customers or our inability to recoup the costs or liabilities in remitting such fees could have a material adverse effect on our financial position, results of operations and cash flows, or could cause some customers to cancel our service due to the loss of any price advantage we may have over traditional telecommunications companies..

Future legislation or regulation of our service offerings may increase our costs, which may result in either our increasing the retail price of our service offerings or reducing our profitability.

The FCC has several ongoing proceedings that could negatively impact us.  Specifically, the FCC may reform the system of payments between companies that connect telephone companies.  Such reforms may increase the charges we pay to other companies for handling our calls.  The FCC may adopt more stringent E-911 obligations.  This could result in us having to deploy new technologies or engage a third party to provide services in compliance with the new regulations, increasing our costs.  The FCC may determine that some or all of our offerings are properly classified as “telecommunications” services subjecting our offerings to state and federal regulations, thereby increasing our compliance costs.  The U.S. Congress, state legislatures, state regulatory commissions and foreign regulatory commissions could attempt to impose additional obligations on us at any time.  We cannot predict the outcome of the pending FCC proceedings or what actions such other governmental and regulatory bodies may take that may affect us.

Risks Related to our Relationship with D4 Holdings

D4 Holdings controls a majority of our common stock and has the ability to exercise control over all matters submitted to a stockholder vote.

D4 Holdings owns approximately 54.3% of the issued and outstanding shares of our common stock and, in the event it exercises in full the warrant that we issued to it to purchase up to an additional 30,000,000 shares of our common stock at an exercise price of $0.04 per share, it will own approximately 67.7% of the issued and outstanding shares of our common stock.  As long as D4 Holdings continues to beneficially own more than 50% of the voting power of our company, D4 Holdings will be able to exercise a controlling influence over decisions affecting us, including:

•	composition of our board of directors and, through it, our direction and policies, including the appointment and removal of our officers;
•	potential mergers, acquisitions, sales of assets and other significant corporate transactions;
•	future issuances of capital stock or other securities by us;
•	incurrence of debt by us;
•	amendments, waivers and modifications to any agreements between us and D4 Holdings;
•	payment of dividends on our capital stock; and
•	approval of our business plans and general business development.

In addition, this concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock. D4 Holdings also has sufficient voting power to amend our organizational documents. Furthermore, conflicts of interest could arise in the future between us and D4 Holdings concerning, among other things, potential competitive business activities or business opportunities. D4 Holdings is not restricted from competitive activities or investments. We cannot provide assurance that the interests of D4 Holdings will coincide with the interests of other holders of our common stock.  Also, four of our seven directors are affiliated with D4 Holdings. As a result, the ability of any of our other stockholders to influence the management of our company is limited, which could have an adverse effect on the market price of our stock.

The ownership of D4 Holdings includes owners of ACN, and we may engage in commercial transactions with ACN in the future.

D4 Holdings is a private investment fund whose ownership includes owners of ACN. Several of the members of our board of directors currently serve as officers and/or directors of ACN. Because ACN is a direct seller of telecommunications services, we may seek to engage in commercial transactions to provide services to ACN in the future.  Although we expect that the terms of any such transactions will be established based upon negotiations between employees of ACN and us and, when appropriate, subject to the approval of the independent directors on our board or a committee of disinterested directors, there can be no assurance the terms of any such transactions will be as favorable to us as might otherwise be obtained in arm’s length negotiations.

As a result of D4 Holding’s controlling interest in deltathree a third party may be deterred from attempting to acquire our company.

D4 Holding’s controlling interest in deltathree could delay, deter or prevent a third party from attempting to acquire control of us. This may have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of us, even though such a change in ownership would be economically beneficial to us and our stockholders.

Our stockholders may suffer dilution in the future in the event that D4 Holdings exercises its warrant.

On February 12, 2009, we issued to D4 Holdings 39,000,000 shares of our common stock for an aggregate purchase price of $1,170,000 and a warrant, exercisable for up to ten years, to purchase up to an additional 30,000,000 shares of our common stock for a purchase price of $0.04 per share.  In the event that D4 Holdings exercises the warrant, in full or in part, our existing stockholders may experience significant and immediate dilution.

Our ability to utilize our historical net operating losses is substantially limited as a result of our transaction with D4 Holdings.

As of December 31, 2008, we had net operating loss carryforwards, or NOLs, generated in the U.S. of approximately $80.0 million. Our issuance of common stock to D4 Holdings in February 2009 may constitute an “ownership change” as defined in Section 382 of the Internal Revenue Code, which may result in a loss of a substantial amount of the NOLs we have accrued and our ability to offset income that we may generate in the future.  Our ability to use our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

Risks Related to our Common Stock

Volatility of our stock price could adversely affect our stockholders.

From the time that trading commenced in our common stock in November 1999, the market price of our common stock has been highly volatile and may continue to be volatile and could be subject to wide fluctuations in response to factors such as:

•	the market price for the stock of our major competitors;
•	variations in our actual or anticipated quarterly operating results or those of our competitors;
•	announcements by us or our competitors of technological innovations;
•	introduction of new products or services by us or our competitors;
•	announcements by us or our competitors of significant acquisitions;
•	our entry into strategic partnerships or joint ventures; and
•	purchases and sales of our common stock by D4 Holdings.

All of these factors are, in whole or part, beyond our control and may materially adversely affect the market price of our common stock regardless of our performance.

Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. In addition, the market price for shares of telecommunications, Internet-related and technology companies has dramatically decreased. We cannot assure you that our common stock will trade at the same levels of other telecommunications or Internet stocks.

Our common stock is quoted on the OTC Bulletin Board, which may increase the volatility of our stock and make it harder to sell shares of our stock.

Our common stock is quoted on the OTC Bulletin Board, which tends to be a highly illiquid market.  There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board (as opposed to a national exchange or quotation system), as a result of which stockholders may experience wide fluctuations and a depressed price in the market price of our securities. Thus, stockholders may be required to either sell our securities at a market price which is lower than their purchase price or to hold our securities for a longer period of time than they planned.  Because our common stock falls under the definition of “penny stock,” trading in our common stock may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline, and stockholders could find it more difficult to sell their stock.

Risks Related to our Israel Operations

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

ITEM 2.   PROPERTIES

Until July 15, 2008, we leased our executive offices on the 31st and 32nd floors at 75 Broad Street, New York, New York. The term of the lease was until July 2010. In October 2003 we entered into a sub-lease agreement with eMarketer, Inc., or eMarketer, to sub-lease our office space on the 32nd floor.  The term of the sublease was until July 2010.

As of July 15, 2008, eMarketer subleased from us our offices located on the 31st floor, and effective August 1, 2010, eMarketer was to be substituted in place of us as the tenant under the lease between us and the landlord.  On November 20, 2008, upon receipt of a termination fee equal to $450,000 payable by us and a letter of credit provided by eMarketer in the amount of $850,000 to the landlord, the landlord substituted eMarketer for us as the tenant under the lease and returned to us the original letter of credit in the approximate amount of $1.0 million we had provided to secure our obligations under the lease.

We are currently renting office space at 419 Lafayette Street, New York, N.Y. on an interim basis while we seek long-term facilities.

We lease a 1,290 square meter office, which houses our research and development facilities, in Jerusalem, Israel, at an annual cost of approximately $265,900; in 2008, we also received approximately $31,200 from a subtenant that was subleasing part of our office space.  The term of our lease extends through December 2014. We have an option to terminate the lease, effective December 31, 2009, by providing written notice thereof prior to June 1, 2009, and paying a termination fee equal to approximately $40,000.

ITEM 3.   LEGAL PROCEEDINGS

On December 5, 2008, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas (Tyler Division) by Centre One naming us, Verizon Communications Inc., Vonage Holdings Corp. and Vonage America Inc. as defendants.  The complaint alleges, inter alia, that we and Verizon are offering for sale “a VoIP service, including, but not limited to, a service under the name Verizon VoiceWing” that infringes United States Patent No. 7,068,668, or Patent ’668, entitled “Method and Apparatus for Interfacing a Public Switched Telephone Network and an Internet Protocol Network for Multi-Media Communication.”

On February 23, 2009, defendants Vonage Holdings and Vonage America filed a motion to transfer the action from the United States District Court for the Eastern District of Texas (Tyler Division) to the United States District Court for the District of New Jersey.  The transfer motion argued that none of the parties have meaningful contacts with the Eastern District of Texas and that most of the defendants’ evidence and fact witnesses are located in or near New Jersey.  On March 6, 2009, we filed an Answer and Counterclaim, in which we denied that we have infringed Patent ’668 and sought declaratory judgments that: we have not infringed Patent ’668; any alleged infringement would not be actionable due to one or more of our affirmative defenses; and Patent ’668 is invalid and unenforceable due to inequitable conduct and a failure to meet the requirements of patentability.  Also on March 6, we joined the Vonage defendants in moving to transfer the action to the United States District Court for the District of New Jersey. The transfer motions remain pending.

On April 7, 2009, the court held a status conference and assigned May 6, 2010, and December 6, 2010, as the dates for the pretrial hearing to interpret the construction of Centre One’s claims and the commencement of the trial, respectively.

Our initial examination of the allegations set forth in the Complaint lead us to firmly believe that we do not infringe any valid claim of Patent ’668. We are continuing our examination into the allegations set forth in the complaint and the validity of Patent ’668, and cannot predict with any degree of certainty the results of our examination and/or the outcome of the suit or determine the extent of any potential liability or damages.

We, as well as certain of our former officers and directors, were named as co-defendants in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of our initial public offering, or IPO, in November 1999.  In addition, a number of other issuers and underwriters of public offerings of such issuers (including the underwriters of our IPO) were named as defendants in such class action suits in connection with such public offerings. The case is currently being litigated against a small number of focus issuers (which does not include us) selected by the district court. A confidential global settlement is presently being negotiated between the plaintiffs, issuers, underwriters and insurers, which ultimately will be subject to the approval of the district court. If the settlement does not occur, and litigation against us recommences, we believe that we have meritorious defenses to the claims us and we intend to defend the case vigorously. We are not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “DDDC.OB”. The listing of our common stock was transferred from The Nasdaq National Market (where it had traded since November 22, 1999) to The Nasdaq Capital Market on September 17, 2002, and from The Nasdaq Capital Market to the OTC Bulletin Board on March 28, 2008.

The following table sets forth the high and low sales prices of our common stock for such time as our common stock was traded on the Nasdaq Capital Market and the high and low bid prices for such time as our shares have been listed on the OTC Bulletin Board for the periods indicated:

Year ended December 31, 2007	High	Low
First quarter	1.83	1.32
Second quarter	1.79	1.24
Third quarter	1.25	0.66
Fourth quarter	0.77	0.40

Year ended December 31, 2008
First quarter	0.53	0.12
Second quarter	0.22	0.11
Third Quarter	0.17	0.06
Fourth Quarter	0.13	0.01

Year ending December 31, 2009
First Quarter	0.20	0.01
Second Quarter (through April 12)	0.12	0.16

Holders

As of April 6, 2009, we had 163 holders of record of the 71,932,405 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and to expand our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors considers appropriate.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.   SELECTED FINANCIAL DATA

You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this Annual Report entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu, independent certified public accountants, have audited our historical financial statements since inception. The selected financial data for each of the years in the three-year period ended December 31, 2008, and as of December 31, 2007 and 2008 is derived from our audited financial statements that have been included in this Annual Report. The selected financial data as of December 31, 2004, 2005 and 2006 and for the years ended December 31, 2004 and 2005 is derived from consolidated financial statements that have not been included in this Annual Report.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Statement of Operations Data:
Revenues	$21,069	$29,714	$37,953	$29,477	$20,226

Costs and operating expenses:
Cost of revenues	(13,791)	(18,698)	(24,375)	(21,107)	(14,744)
Research and development expenses	(2,531)	(3,228)	(4,043)	(4,669)	(3,356)
Selling and marketing expenses	(3,274)	(4,173)	(4,956)	(5,068)	(3,636)
General and administrative expenses	(2,194)	(2,912)	(3,088)	(2,952)	(3,130)
Depreciation and amortization	(2,731)	(1,931)	(1,543)	(2,644)	(1,836)
Write-off of goodwill					2,002
Write-off of intangible assets	-	-	-	(2,680)	1,564
Restructuring costs	-	-	-	-	(1,223)
Deferred revenue restatement	-	-	-	-	(596)
Total costs and operating expenses	(24,521)	(30,942)	(38,005)	(39,120)	(32,087)
Loss from operations	(3,452)	(1,228)	(52)	(9,643)	(11,861)
Capital gain	-	-	-	-	39
Other non-operating income	-	-	-	13	19
Interest income, net	269	418	620	442	(35)
Income taxes	(66)	(44)	(61)	(126)	(28)
Net income (loss)	$(3,249)	$(854)	$507	$(9,314)	$(11,866)

Net income (loss) per share – basic and diluted	$(0.11)	$(0.03)	$0.02	$(0.29)	$(0.36)

Weighted average shares outstanding – basic and diluted	29,316	29,672	29,771	32,427	32,870

	December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,856	$3,847	$3,790	$1,649	$1,788
Short-term investments	10,527	10,648	12,067	5,883	317
Working capital	10,285	10,264	12,182	4,522	723
Long –term investments	1,095	1,216	1,085	1,085	-
Total assets	22,273	21,504	22,395	17,299	4,854
Total stockholders’ equity	16,025	15,561	16,618	12,024	548

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

Overview

We are a well-known provider of integrated Voice over Internet Protocol, or VoIP, telephony services, products, hosted solutions and infrastructure. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol, or IP, telephony services, or VoIP telephony.  VoIP telephony is the real-time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. While we began as primarily a low-cost alternative source of wholesale minutes for carriers around the world, we have evolved into a well-known provider of next generation communication services.

Today we support tens of thousands of active users around the globe through our two primary distribution channels: our service provider and reseller channel, and our direct-to-consumer channel. We offer a broad suite of private label VoIP products and services as well as a back-office platform for service providers, resellers and corporate customers, such as VoIP operators and various corporate enterprises. Based on our customizable VoIP solutions, these customers can offer private label telecommunications to their own customer bases under their own brand name, a “white-label” brand (in which no brand name is indicated and different customers can offer the same product), or the deltathree brand. At the same time, our direct-to-consumer channel includes our iConnectHere offering (which provides VoIP products and services directly to consumers and small businesses online using the same primary platform) and our joip offering (which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic Communications).

We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and offer our customers a suite of IP telephony products, including PC-to-Phone and Broadband Phone products. We provide a robust set of value-added services and features that enable us to address the challenges that have traditionally made the provision of telecommunications services difficult, and we offer our products and services to a global customer base in a fashion that meets the disparate needs of this diverse customer base. Our operations management tools include, among others: account provisioning; e-commerce-based payment processing systems; billing and account management; operations management; web development; network management; and customer care. We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

Prior to 1999, we focused on building a privately-managed, global network utilizing IP technology, and our business primarily consisted of carrying and transmitting traffic for communications carriers over our network. Beginning in 1999, we began to diversify our offerings by layering enhanced IP telephony services over our network. These enhanced services were targeted at consumers and were primarily accessible through our consumer website. During 2000, we began offering services on a co-branded or private-label basis to service providers and other businesses to assist them in diversifying their product offerings to their customer bases. In 2001, we continued to enhance our unique strengths through our pioneering work with the Session Initiation Protocol, or SIP, an Internet Engineering Task Force standard that has been embraced by industry leaders such as Microsoft and Cisco. These efforts culminated in the launch of our state-of-the-art SIP infrastructure, and in doing so we became the first major VoIP service provider to deploy an end-to-end SIP network and services. In recent years, we have continued our pioneering efforts in SIP and these efforts have yielded significant new releases. For example, in 2007 we released a next generation SIP-based PC-to-Phone application, certified many new devices which function as access points to our services, and added new features and new calling plans to our offerings.

In 2004, we announced our first major service provider contract with Verizon Communications to provide the Verizon VoiceWing VoIP service.  In 2007, we entered into an agreement with Market America, a leading on-line shopping and one-to-one marketing company, pursuant to which Market America launched its Voitel Home Phone Service powered by our Hosted Consumer VoIP Solution platform. In addition, we entered into an agreement with RCN Corporation, a leading provider of video, data, and voice services to residential, business, and commercial/carrier customers, to power its Starpower Internet Phone Service.  On January 15, 2009, we received notice from Verizon that no later than May 15, 2009, our service provider contract with Verizon would be terminated pursuant to the terms of the agreement.  Verizon is not required to pay us any termination penalties or fees in connection with its termination of the agreement, and following the termination date we will not receive any more revenues as a result of this agreement.  In addition, on February 5, 2009, we entered into a Termination, Settlement Agreement and Mutual Release with RCN, pursuant to which the service agreement between us and RCN was terminated and RCN transferred to us some of the subscribers to the VoIP service we had been providing to RCN under the agreement. In addition, RCN paid us a termination fee of $230,000.

As a complement to the initiatives we have taken to attempt to organically expand our businesses, we have also evaluated opportunities for growth through acquisitions and strategic collaborations. In February 2007, we acquired the service provider and consumer business assets (including the customer bases) of Go2Call.com, Inc., a privately held U.S.-based VoIP solutions provider. However, in 2008 we wrote-off approximately $2.0 million in goodwill and approximately $1.6 million in intangible assets acquired in the Go2Call transaction. Through our joip offering we attempted to expand into other product and geographic consumer markets, but in 2008 we recognized only $119,000 in revenues from our service agreement with Panasonic and we do not expect that this will be a significant source of revenue in the future. In addition, as discussed above, on February 12, 2009, we consummated a transaction with D4 Holdings LLC, or D4 Holdings, a Delaware limited liability company, pursuant to which, among other things, D4 Holdings acquired (i) 39,000,000 shares of our common stock, representing approximately 54.3% of the total number of issued and outstanding shares of common stock following the transaction and (ii) a warrant, exercisable for ten years, to purchase up to an additional 30,000,000 shares of our common stock at an exercise price of $0.04 per share.  D4 Holdings is a private investment fund whose ownership includes owners of ACN, Inc., or ACN, a direct seller of telecommunications services.  As a result of the investment in our company by D4 Holdings, we expect to seek opportunities to provide services to ACN and enter into other commercial transactions that give us access to ACN’s international marketing and distribution capabilities.

We have sustained significant operating losses in recent periods, which has led to a significant reduction in our cash reserves.  As a result, in 2008 we effected a restructuring that helped us reduce our operating costs significantly and better align our operations with our current business model.  As part of this restructuring, we initiated a series of reductions in force, which  resulted in a decrease in the number of our employees from 148 as of December 31, 2007, to 43 as of December 31, 2008.  In addition, we subleased our principal executive offices, following which we entered into an agreement with the landlord pursuant to which we paid a termination fee equal to $450,000, our lease agreement for the offices was terminated, and the landlord returned to us the letter of credit in the approximate amount of $1.0 million we had provided to secure our obligations under the lease.  We also secured the release of letters of credit we had previously provided to other suppliers.  From an operational standpoint, we shifted the focus of our efforts and resources away from our service provider and consumer divisions towards our reseller business. Finally, we began seeking additional financing, which culminated in the transaction with D4 Holdings described above.

Trends in Our Industry and Business

A number of factors in our industry and business have a significant effect on our results of operations and are important to an understanding of our financial statements. These trends include:

Overall Economic Factors: Our operations and earnings are affected by local, regional and global events or conditions that affect supply and demand for telecommunications products and services. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; changes in demographics, including population growth rates; and consumer preferences. Our strategy and execution focus is predicated on an assumption that these factors will continue to promote strong desire for the utilization of telephony products and services and that the cost and feature advantages of VoIP alternatives will not be negatively impacted by unforeseen changes in these factors.

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

Within the developing areas of the world, our ability to sell alternative telephony products and services is linked to both the increasing baseline economic trends within these countries as well as the growing desire for individuals and businesses to communicate and do business outside of their own countries. We expect these trends to continue, and benefit from them because both the ability to afford long distance calls and the desire to make them increase as a result.

Political Factors: Our operations and earnings have been, and may in the future be, affected from time to time in varying degree by political instability and by other political developments and laws and regulations, such as: telecommunications regulations; war, terrorism and other international conflicts; restrictions on production, imports and exports; price controls; tax increases and retroactive tax claims; expropriation of property; and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. At the same time, VoIP is becoming legal in more countries as governments seek to increase competition, and this affects us in a positive manner as service providers and resellers seek to meet their customers’ telecommunications needs with newly available solutions. Both the likelihood of VoIP legalization and its overall effect upon us vary greatly from country to country and are not predictable.

Regulatory Factors:   Our business has developed in an environment largely free from regulation. However, the United States and other countries have begun to examine how VoIP services should be regulated and to begin instituting such regulation, and a number of initiatives could have an impact on our business. These initiatives include the assertion of state regulatory and taxing authorities over us, FCC rulemaking regarding emergency calling services, CALEA, CPNI, access to relay services for people with disabilities, and proposed reforms for the inter-carrier compensation system. Complying with regulatory developments will impact our business by increasing our operating expenses, including legal fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees we pay. We may impose additional fees on our customers in response to these increased expenses. This would have the effect of increasing our revenues per customer, but not our profitability, and increasing the cost of our services to our customers, which would have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

We have recently completed an initial study of FCC-related fees that are due and have accrued approximately $200,000 of estimated fees due through December 31, 2008.  In addition, we have recently completed an initial study of state and local taxes and other fees and have accrued approximately $500,000 of estimated taxes and fees due through December 31, 2008.  We have also determined that we need to collect and remit such FCC-related fees and sales and excise taxes in certain states and local jurisdictions and will begin collecting and remitting such FCC-related fees and sales and excise taxes in the immediate future.

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

Risk Factors: See “Item 1A. Risk Factors” for a discussion of the impact of market risks, financial risks and other uncertainties.

Revenues

Our revenues are derived mainly from resellers, service providers, and end-users of our VoIP telephony products and services, including PC-to-Phone, and Broadband Phone. All revenues are recognized at the time the services are performed. The provision of VoIP telephony products and services through our service provider and reseller sales efforts (including sales of our Hosted Consumer VoIP Solution) accounted for 84.7% and 85.2% of our total revenues in 2008 and 2007, respectively, while the provision of VoIP telephony (primarily PC-to-Phone) through iConnectHere accounted for 13.8% and 13.4% of our total revenues in 2008 and 2007, respectively.

Costs and Operating Expenses

Costs and operating expenses consist of the following: cost of revenues; research and development expenses; selling and marketing expenses; general and administrative expenses; non-cash stock compensation; write-down of intangible assets; and depreciation and amortization.

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

Depreciation and amortization consists of the depreciation calculated on our fixed assets for the fiscal year ended December 31, 2008, and the amortization of the intangible assets acquired by us in the purchase of certain assets of Go2Call.

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2008.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of December 31, 2008, we had NOLs generated in the U.S. of approximately $80.0 million. Our issuance of common stock to D4 Holdings in February 2009 may constitute an “ownership change” as defined in Section 382 of the Internal Revenue Code, which may result in a loss of a substantial amount of the NOLs we have accrued and our ability to offset income that we may generate in the future.  Our ability to use our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

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

Use of estimates:  Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, we evaluate our estimates, including the following:

•	the useful lives of property and equipment and intangible assets;
•
commitments and contingencies, based on the information available at the time we are making such estimates.  For 2008, we reserved an accrual for estimated regulatory, state and local fees and taxes based upon the information available at the time we made such estimate; and

•	the assumptions used for the purpose of determining share-based compensation using the Black-Scholes option model and various other assumptions that we believe to be reasonable.

We base our estimates on historical experience, available market information, appropriate valuation methodologies and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Results of Operations

The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Revenues:
Total revenues	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenues	72.9	71.6	64.2
Research and development expenses	16.6	15.8	10.7
Selling and marketing expenses	18.0	17.2	13.1
General and administrative expenses (exclusive of non-cash compensation expense)	15.4	10.0	8.1
Write down of intangible asset	17.6	9.1	-
Deferred revenue restatement	2.9	-	-
Restructuring costs	6.0	-	-

Depreciation and amortization	9.1	9.0	4.1

Total costs and operating expenses	158.6	132.7	100.1

Loss from operations	(58.6)	(32.7)	(0.1)
Capital gain	0.2	-	-
Other non-operating income	-	-	-

Interest income, net	(0.2)	1.5	1.6
Income taxes	(0.1)	(0.4)	(0.2)

Net income (loss)	(58.6)%	(31.6)%	(1.3)%

Comparison of 2007 and 2008

Revenues

Revenues overall decreased approximately $9.3 million or 31.5% to approximately $20.2 million in 2008 from approximately $29.5 million in 2007.  All of our revenue channels were affected. Revenues from VoIP telephony through our service provider and reseller sales efforts (both pre-paid and post-paid) decreased approximately $8.0 million or 31.9% from approximately $25.1 million in 2007 to approximately $17.1 million in 2008.  In addition, revenues from VoIP telephony (primarily PC-to-Phone) through iConnectHere decreased approximately $1.0 million or 27% from approximately $3.8 million in 2007 to approximately $2.8 million in 2008.

Our revenue decrease can be attributed to a number of factors, the most important being an increasingly competitive VoIP market causing market rates to decline.  Some of the other factors included the following:

•	our ongoing financial challenges have caused us to lose certain customers;
•	we temporarily were cut off from certain key termination routes during 2008, causing a drop in the number of calls being placed over our network into such key markets; and
•	a decline in sales in our service provider and consumer businesses resulting from our de-emphasis on those units as a result of the restructuring.

As a result, the number of minutes on our network utilized by our resellers and end-users dropped by approximately 17% from 380 million in 2007 to 315 million in 2008.

Furthermore, our reseller revenues, which made up approximately 66% of our overall revenues in both 2007 and 2008, were adversely affected by regulatory problems in key destinations. In addition, the introduction of several competitors offering lower prices than ours to our biggest markets further adversely affected our revenues. Revenues generated by resellers we acquired in the Go2Call acquisition amounted to approximately $1.1 million or 7% of our reseller revenues in 2008, down by $1.9 million or 62% from $3.0 million for  2007.

Revenues from our Hosted Consumer VoIP Solution division decreased by approximately $2.0 million or 36% from $5.6 million in 2007 to $3.6 million in 2008, largely due to the expiration of our service agreements with SBC Communications and Bezek International, together with the expiration of our development agreement with Panasonic.

In addition, during 2008 Verizon accounted for approximately 10.9% of our gross revenues; in the fourth quarter of 2008 Verizon accounted for approximately 9.7% of our gross revenues. As discussed above under “Item 1. Company Overview”, on January 15, 2009, we received notice from Verizon that no later than May 15, 2009, our service provider contract with Verizon would be terminated pursuant to the terms of the agreement.  Following the termination date we will not receive any more revenue as a result of this agreement, which could have a material adverse effect on our financial condition and results of operations.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by $6.4 million or 30.3% from $21.1 million in 2007 to $14.7 million in 2008.  Although our network rent cost increased by 36.3% from $1.1 million in 2007 to $1.5 million in 2008, our termination cost decreased by 30.2% from $15.9 million in 2007 to $11.1 million in 2008. The main reason for the decrease in cost of revenues was a reduction in the amount of traffic being terminated over our network. In addition, there have been significant pricing pressures put on the market, as a result of which we have generally dropped our rates.

Research and development expenses.  Research and development expenses decreased by $1.3 million or 27.7% from $4.7 million in 2007 to $3.4 million in 2008. The primary reason for the decline was the decrease in overall personnel costs as a result of the restructuring of 25.7% to $2.6 million in 2008 from $3.5 million in 2007.

Selling and marketing expenses.  Selling and marketing expenses decreased by $1.5 million or 29.4% to $3.6 million in 2008 from $5.1 million in 2007. The cost of our selling and marketing personnel decreased by approximately 34.6% to $1.7 million in 2008 from $2.6 million in 2007 as a result of the reduction in force discussed above.  The balance was caused by an increase in promotional and branding activities.

General and administrative expenses.  General and administrative expenses increased by $0.1 million or 3% to $3.1 million in 2008 from $3.0 million in 2007, due primarily to $0.7 million we recorded as a tax liability. Excluding such tax liability our general and administrative expenses decreased by approximately $0.6 million during 2008 as a result of the restructuring.

Restructuring costs. We recorded reorganization expenses totaling approximately $1.2 million. No such expenses were recorded in the year ended December 31, 2007. The reorganization expenses are one-time costs related to (i) changes to the structure of our work force, including reductions in force, that totaled approximately $0.3 million, (ii) the sublease of our New York office for the remaining term of the lease, for which we have accrued the shortfall between the rental amounts we will be receiving from the subtenant and the rental amount we need to pay to the landlord and legal costs associated with the sublease, legal costs and broker fees associated with the sublease, or approximately $0.6 million, (iii) severance costs we paid to our former Chief Executive Officer of approximately $0.1 million and (iv) costs associated with the final termination of the lease for our principal executive offices of approximately $0.2 million.

Write-off of Go2Call goodwill.  As part of our acquisition of Go2Call, we recognized goodwill of approximately $2.0 million relating to our reseller division.  During the third quarter of 2008, we assessed the value of our reseller division and determined that based on our general current financial condition and the specific state of our reseller division it would be appropriate to write-off the entire value of the goodwill acquired in the Go2Call acquisition, or $2.0 million.

Write-off of Go2Call intangible assets.  As part of our assessment of our current financial situation and operations, in 2008 we wrote off the balance of the intangible assets associated with the Go2Call transaction.  During the second quarter of 2008, we reached the conclusion that we will not invest significant resources into a segment of the business that we purchased as part of the Go2Call transaction.  As a result, we decided to write off $475,000, representing the entire amount of the asset allocated to that portion of the business, in the second quarter to properly adjust the value of the intangible asset associated with that portion of the business.  In addition, during the third quarter we assessed the life of the remaining intangible assets associated with the purchase of certain assets from Go2Call and reached the conclusion that the carrying amount of the assets exceeded the fair value attributable to those assets as a result of our current financial situation.  Consequently, we decided to write off the remaining value of these assets, or approximately $3.1 million, since we believe that these assets can no longer sustain their value.

Change in deferred revenue relating to previous years.  During the first half of 2008, we restated our deferred revenue to include $0.6 million in deferred revenue liability.

Depreciation and amortization.  Depreciation and amortization decreased by $0.8 million or 30.7% from $2.6 million in 2007 to $1.8 million in 2008 due to a lower expense level of periodic amortizations of intangible assets, which were fully amortized in the second quarter of 2008.

Loss from Operations

Loss from operations increased by $2.3 million or 24% from $9.6 million in 2007 to $11.9 million in 2008, due primarily to the decrease in revenues, increase in costs and operating expenses (including selling and marketing expenses) and a one-time amortization charge.

Interest Income, Net

We recorded interest expense of $0.01 million in 2008 compared to interest earned of $0.4 million in 2007.  This was due to both the drop in our overall cash and cash equivalents of approximately $6.5 million and the drop in our overall interest rate achieved on our investments.

Income Taxes, Net

We paid net income taxes of $28,000 in 2008 compared to $126,000 in 2007.

Net Loss

Net Loss increased by $2.6 million or 28% from $9.3 million in 2007 to $11.9 million in 2008, due to the foregoing factors.

Comparison of 2006 and 2007

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

Revenues generated by iConnectHere declined by approximately $1.8 million or 33.3% from $5.7 million in 2006 to $3.8 million in 2007. This resulted in part from a decision we made to invest our time and resources in other areas.

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

Selling and marketing expenses.  Selling and marketing expenses increased by $0.1 million or 2.0% to $5.1 million in 2007 from $5.0 million in 2006. The cost of our selling and marketing personnel increased by approximately 8.3% to $2.6 million in 2007 from $2.4 million in 2006 due to an increase in branding and promotional activities.

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

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our recent losses from operations. For the year ended December 31, 2008, our net loss from operations increased by $2.3 million or 24.0% from $9.6 million in 2007 to $11.9 million in 2008.  To date, we have an accumulated deficit of approximately $172.6 million.

As of December 31, 2008, we had cash and cash equivalents of approximately $1.8 million and restricted cash and short-term investments of approximately $0.3 million. or a total of cash, cash equivalents and restricted cash of $2.1 million, a decrease of $6.5 million from December 31, 2007.  In addition, we had negative working capital of approximately $0.7 million, down from $4.5 million in 2007 or a net change of ($5.2) million.  The decrease in cash, restricted cash, and short and long term investments was primarily caused by the net cash used in operating activities of approximately $6.2 million.  During 2008, our average monthly cash burn was approximately $0.53 million (including cash used in our operations and cash used in to pay capital leases).  In the first quarter of 2008 our average monthly cash burn was approximately $0.8 million, or approximately $2.4 million for the quarter, following which we were able to decrease our cash burn as a result of the steps we took during the restructuring.  Looking forward, we estimate that the average monthly cash burn rate for the first quarter of 2009 will be approximately $0.1 million on a monthly basis without one-time items.

Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $6.2 million during 2008 compared with negative cash flow from operating activities of approximately $5.1 million during 2007.  The decrease in our cash generated from operating activities was primarily driven by our net loss of $11.9 million plus changes in working capital of approximately $1.7 million, depreciation and amortization of approximately $1.5 million and write-offs for the Go2call intangible asset of approximately $3.6 million.

Net cash used in investing activities is generally driven by our annual capital expenditures and changes in our short and long term investments.  In 2008, we spent $0.3 million on capital expenditures and decreased our investments by $6.7 million, for a net decrease of $6.4 million. In 2007, we spent $0.7 million on capital expenditures, reduced our investments by $6.2 million and used approximately $2.5 million in cash to purchase the assets of Go2Call, for a net use of cash of $3.0 million.

Financing cash flows consist primarily of payments of capital leases and of proceeds from exercise of employee options. During 2008 we paid $0.1 million for capital lease and $0.01 million during 2007. During 2007 our employees exercised options of $0.03 million. No options were exercised during 2008 due to the drop in the market price of our common stock.

As discussed above under “Business – Transaction with D4 Holdings”, on February 12, 2009, we consummated the transaction with D4 Holdings pursuant to which we issued to D4 Holdings (i) 39,000,000 shares of our common stock, representing approximately 54.3% of the total number of issued and outstanding shares of common stock following the transaction, for an aggregate purchase price of $1,170,000, paid in cash, and (ii) a warrant, exercisable for ten years, to purchase up to an additional 30,000,000 shares of our common stock at an exercise price of $0.04 per share.

We obtained our funding from our utilization of the remaining proceeds from our IPO, offset by positive or negative cash flow from our operations, and most recently from the sale of shares of our common stock to D4 Holdings. These proceeds are maintained as cash, restricted cash, and short and long term investments. We have sustained significant operating losses in recent periods, which has led to a significant reduction in our cash reserves.   In 2008 we initiated a restructuring plan that helped us cut  operating costs significantly and better align our operations with our current business model, but there are no assurances that these reductions in costs will be sufficient to return us to positive cash flow.  Based on current trends in our operations we believe that we will not have sufficient funds to meet our working capital requirements, including operating losses, and capital expenditure requirements for the next fiscal year future if we do not receive additional financing.  There can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commercial Commitments

The following table sets forth our future contractual obligations and commercial commitments in total, for each of the next five years and thereafter:

	Payments due by period (in thousands of dollars)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Real estate leases	1,346	224	449	673	-
Auto leases	324	183	141	-	-
Capital leases	295	148	147	-	-
Purchase obligations	-	-	-	-	-
Total	1,965	555	737	673	-

Off-Balance Sheet Arrangements

None.

Certain Factors That May Affect Future Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.

Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to, those set forth under the heading "Risk Factors" contained in Item 1A of this Annual Report.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to deltathree or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements required by this Item are set forth in Item 15 beginning on page 40 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this Annual Report, has concluded that, based on such evaluation, and as a result of the material weaknesses described below, our disclosure controls and procedures were not adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated internal control over financial reporting by the Company using the framework for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. During the course of this assessment, management identified material weaknesses relating primarily to:

•	recording of revenues and deferred revenues, primarily in the authorization, monitoring and segregation of duties over our billing system; and
•	recording of cost of revenues, primarily in the authorization, monitoring and segregation of duties over our route purchasing system.

Based on management's assessment, management concluded that internal controls over financial reporting were not effective, as of December 31, 2008, due to the material weaknesses described above. In discussion with our outside auditors we are currently actively attempting to determine how we will remediate these material weaknesses and prevent their reoccurrence, although we have not yet identified a specific course of action. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

(c)  Changes in Internal Controls.  As discussed above under “Item 1. Employees”, in 2008 we effected a series of reductions in force that caused the number of our employees to drop from 148 as of December 31, 2007, to 43 as of December 31, 2008. As a result of this sharp decline our ability to ensure a proper segregation of duties amongst different employees was severely curtailed.  This had a material effect on our internal controls over financial reporting, and resulted in the material weaknesses set forth above.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Amended and Restated Certificate of Incorporation provides that a director shall hold office until the annual meeting for the year in which his or her term expires except in the case of elections to fill vacancies or newly created directorships. Each director is elected for a one-year term. Set forth below are the name, age and the positions and offices held by each of our current directors, his principal occupation and business experience during at least the past five years and the names of other publicly-held companies of which he serves as a director.

Upon the closing of the transaction with D4 Holdings and pursuant to the terms of the Purchase Agreement, Noam Bardin resigned as a director and the board of directors appointed Robert Stevanovski and Anthony Cassara to serve on the board.  In addition, Lior Samuelson resigned as Chairman of the Board and remained a director, and Robert Stevanovski was appointed to serve as Chairman.  Following the closing of the private placement, our Board of Directors appointed Gregory Provenzano, Lyle Patrick and David Stevanovski to serve on the Board, effective on March 28, 2009.

Robert Stevanovski, 45.  Mr. Stevanovski was appointed as a director and Chairman of the Board on February 12, 2009.  He is one of the co-founders of ACN, and has served as Chairman of ACN since its founding in 1993. Mr. Stevanovski has served as Chairman of the Board of WorldGate Communications, Inc., a provider of video phone products, since April 6, 2009.  Mr. Stevanovski is the brother of David Stevanovski.

Anthony Cassara, 54.  Mr. Cassara was appointed as a director on February 12, 2009. Mr. Cassara currently serves as President of Cassara Management Group, Inc., a privately held business counseling practice focused on the telecommunications industry. Prior to founding Cassara Management Group, Mr. Cassara was President of the Carrier Services division at Frontier Corporation and later at Global Crossing. Mr. Cassara has served as a director of WorldGate Communications since April 9, 2009.

Lior Samuelson, 60.  Mr. Samuelson served as Chairman of the Board from January 2008 until February 2009, and has served as a director of deltathree since August 2001. Since August 1999, Mr. Samuelson has served as a Co-Founder and Principal of Mercator Capital. His experience includes advising clients in the Technology, Communications and Consumer sectors on mergers, acquisitions and private placements. From March 1997 to August 1999, Mr. Samuelson was the President and Chief Executive Officer of PricewaterhouseCoopers Securities. Prior to that, he was the President and Chief Executive Officer of The Barents Group, a merchant bank specializing in advising and investing in companies in emerging markets. Mr. Samuelson was also the Co-Chairman of Peloton Holdings, a Private Equity management company. Before that, he was a managing partner with KPMG and a senior consultant at Booz, Allen & Hamilton.

Benjamin Broder, 45. Mr. Broder has served as a director of deltathree since July 24, 2005. Since 2002, Mr. Broder has served as the Finance Director of Atarey Hasharon Chevra Lepituach Vehashkaot Benadlan (1991) Ltd. From 1996 to 2001, Mr. Broder worked as the chief financial officer of a telecom start-up company and a bio-tech start-up company. Previously, Mr. Broder also held various positions with several leading banks, including HSBC, Bank Hapoalim, and Bank of Israel. Mr. Broder is a Chartered Accountant in the U.K. and a C.P.A. in Israel.

David Stevanovski, 42.  Mr. Stevanovski was appointed to serve on the board effective March 28, 2009, ten days following the date of the transmittal of the Information Statement to our stockholders.  He has served in a number of positions at ACN, and currently serves as Chief Operating Officer of ACN North America. Mr. Stevanovski has served as a director of WorldGate Communications since April 9, 2009. Mr. Stevanovski is the brother of Robert Stevanovski.

Gregory Provenzano, 49.  Mr. Provenzano was appointed to serve on the board effective March 28, 2009, ten days following the date of the transmittal of the Information Statement to our stockholders.  Mr. Provenzano is one of the co-founders of ACN, Inc. and has served as President of ACN since its founding in 1993. Mr. Provenzano has served as a director of WorldGate Communications since April 9, 2009.

J. Lyle Patrick, 56.  Mr. Patrick was appointed to serve on the board effective March 28, 2009, ten days following the date of the transmittal of the Information Statement to our stockholders.  Mr. Patrick has served as chief financial officer of a number of telecommunications companies, including, most recently, US LEC, a competitive telecommunications company, from June 2005 to March 2007, and MetroPCS, a wireless communications provider, from May 2004 to March 2005.  Mr. Patrick is a Certified Public Accountant.

Benjamin Broder and J. Lyle Patrick qualify as “independent” as defined in Rule 4200(a)(15) of the Nasdaq listing standards.

Executive Officers and Key Employees

Set forth below is a brief description of the present and past business experience of each of the persons who currently serve as our executive officers or key employees.

Efraim Baruch, 33, interim Chief Executive Officer and President, Senior Vice President of Operations and Technology. In December 2008 Mr. Baruch became our interim Chief Executive Officer and President; in January 2007, Mr. Baruch became our Senior Vice President of Operations and Technology. Mr. Baruch has been with deltathree since 1998. Mr. Baruch began working with deltathree as an engineer in the Network Operations Center (NOC), and soon after specialized in the management of data networks and security in our Wide Area Network (WAN) department. During the past four years he has headed the deltathree VoIP data and security departments, along with managing the overall responsibility of the total uptime in the deltathree worldwide network.

Richard Grant, 45, Chief Financial Officer and Treasurer. Mr. Grant joined deltathree on January 23, 2006 as our Senior Vice President of Finance and Treasurer and has served as our Chief Financial Officer since May 2008. Mr. Grant is a Certified Public Accountant. Prior to his employment with deltathree, Mr. Grant was a co-founder and Chief Financial Officer of Tel2Net, Inc., a technology infrastructure service company. From 2001 through 2003, Mr. Grant served as a Senior Manager for Marotta, Gund, Budd and Dzera LLP, a business restructuring consulting company. Prior to Marotta, Gund, Mr. Grant was a Senior Manager at KPMG LLP in the Audit Division, and a Senior Manager at Arthur Andersen LLP in the Transaction Advisory Services Group.

Dan Antebi, 38, Chief Commercial Officer and Senior Vice President of Sales and Marketing.  Mr. Antebi has served as our Chief Commercial Officer and Senior Vice President of Sales and Marketing since May 2008. Mr. Antebi brings more than 13 years of experience in management and international and domestic sales and marketing.  In his most recent position, Mr. Antebi headed an independent consultancy firm assisting international companies in the European telecom domain. Prior to that, Mr. Antebi served as a Senior Director and Region Manager for Comverse Ltd., a provider of software and systems enabling network based multimedia communications services.

Peter Friedman, 38, General Counsel and Secretary. In October 2007, Mr. Friedman became our General Counsel and Secretary. Mr. Friedman’s experience is in the areas of securities offerings and compliance, mergers and acquisitions, corporate governance, venture capital financing, technology licensing, joint ventures, and general corporate and commercial matters. Before joining deltathree, Mr. Friedman served as Senior Associate of Outside Counsel Solutions, a division of IDT Corporation that outsources U.S. legal services. Prior to that, Mr. Friedman was associated with the law firms of Weil, Gotshal & Manges, LLP, Lowenstein Sandler PC and Kronish Lieb Weiner & Hellman, LLP.

Board of Directors and Committees of the Board

Our Amended and Restated Certificate of Incorporation provides that the number of members of our Board of Directors shall be not less than three and not more than thirteen. There are currently seven directors on the Board. At each annual meeting of stockholders, directors are elected to hold office for a term of one year and until their respective successors are elected and qualified.

The Board had five regular meetings and four special meetings during the fiscal year ended December 31, 2008. During the fiscal year ended December 31, 2008, each member of the Board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a director. None of our other directors attended our 2008 Annual Stockholder Meeting with the exception of Mr. Gonen, who at the time of the meeting served as a member of the Board of Directors. The Board has established an Audit Committee and a Compensation Committee, but dissolved the Nominating and Governance Committee as of September 11, 2006. The functions of the remaining committees and their current members are set forth below.

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

Furthermore, our Board adopted a nominating and governance policy that was based on the former Nominating and Governance Committee Charter. This policy outlines our Board’s goals, responsibilities, and procedures related to nominating and governance matters.   In this regard, our Board may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Board may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need in the Board, and concern for the long-term interests of our stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at our 2009 Annual Meeting of Stockholders using the procedures set forth in the Company's Amended and Restated By-laws, it must follow the procedures described under "Nomination of Directors" in our Amended and Restated By-laws. If a stockholder wishes simply to propose a candidate for consideration as a nominee by our Board, it should submit any pertinent information regarding the candidate to the Chairman of the Board by mail care of our Secretary at 419 Lafayette Street, New York, New York 10003.

The Compensation Committee is responsible for:

•	evaluating our compensation policies;
•	determining executive compensation, and establishing executive compensation policies and guidelines; and
•	administering our stock option and compensation plans.

As part of these responsibilities, the Compensation Committee determines the compensation of our Chief Executive Officer, and conducts its decision making process with respect to this issue without the presence of the Chief Executive Officer. The Compensation Committee had three meetings during 2008. Benjamin Broder is currently the sole current member of the Compensation Committee.  The Compensation Committee has a charter, a copy of which is available to our stockholders at the Corporate Governance section of our website located at www.deltathree.com.

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

During the course of the 2008 fiscal year, Noam Bardin and (until his resignation from the board on November 2, 2008) Ilan Biran and (until such time as he was appointed Chairman of the Board) Lior Samuelson served on the Audit Committee. Following the resignation of Noam Bardin on February 12, 2009, there were no members of the Audit Committee. Mr. Patrick was appointed by the Board to serve as the Chairman and, until such time as we are able to appoint additional independent directors,  the sole member of the Audit Committee effective March 28, 2009, the effective time of his appointment to the board.  The Board of Directors has determined that Mr. Patrick meets the requirements of the applicable Securities and Exchange Commission rules for membership on the Audit Committee, including Rule 10A-3(b) under the Exchange Act, is “independent” as defined in Rule 4200(a)(15) of the Nasdaq listing standards, and qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K.  The Audit Committee had four meetings during 2008.  The Audit Committee has a charter, a copy of which is available to our stockholders at the Corporate Governance section of our website located at www.deltathree.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company file initial reports of ownership and reports of changes in ownership in such common stock with the SEC. Officers, directors and stockholders who own more than 10% of the outstanding common stock are required by the SEC to furnish the Company with copies of all Section 16(a) reports they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and holders of more than 10% of any class of our equity securities have complied with the applicable Section 16(a) reporting requirements, except that one report of change in beneficial ownership, covering one transaction, was not filed by each of Ilan Biran (a former member of our Board of Directors), Benjamin Broder and Noam Bardin (a former member of our Board of Directors).

Code of Conduct and Ethics

On March 25, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of deltathree, including our principal executive officer, principal financial and accounting officer and controller. There were no changes made to the Corporate Code of Conduct and Ethics during 2008. The text of the Corporate Code of Conduct and Ethics is posted on the Corporate Governance section of our website at www.deltathree.com and will be made available to stockholders without charge, upon request, in writing to the Secretary at 419 Lafayette Street, New York, New York 10003. We intend to post on our website any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer, principal financial and accounting officer and controller. We have all of our new employees certify that they have read and understand our Corporate Code of Conduct and Ethics, and, periodically, we also ask our existing employees to certify that they have reviewed our Corporate Code of Conduct and Ethics.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation accrued during the fiscal years ended December 31, 2007 and 2008 to (1) all individuals who served as our Chief Executive Officer during any part of 2008 and (2) our two next most highly compensated executive officers whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2008. These executive officers are referred to in this Annual Report as our “named executive officers”.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Shimmy Zimels,
Former Chief Executive Officer, President and Chief Financial Officer
(former principal executive officer, principal financial officer and	2008	50,000	(2)	-	-	-	100,000	(3)	150,000
principal accounting officer)	2007	258,005		-	-	34,690	-		292,695

Dror Gonen,
Former Chief Executive Officer and President (former principal	2008	170,416		-	-	67,060	-		237,476
executive officer)(4)	2007	-		-	-	-	-		-

Effi Baruch,
Chief Executive Officer, President and Senior Vice	2008	106,257	(5)	30,407	971	18,179	-		155,814
President of Operations and Technology (principal executive officer)	2007	85,574		7,000	7,326	10.564	-		110,644

Richard Grant,
Chief Financial Officer and Treasurer	2008	175,000		-	777	44,168	-		219,945
(principal financial officer and principal accounting officer)	2007	175,000		-	-	36,896	-		211,896

Dan Antebi,
Chief Commercial Officer and Senior Vice President of Sales and	2008	115,500		-	-	9,695	-		125,195
Marketing(6)	2007	-		-	-	-	-		-

(1)
Represents the compensation expense accrued by us in the applicable fiscal year for financial statement reporting purposes in accordance with SFAS 123R in connection with the issuance of the applicable restricted stock or restricted unit award or option award.  For a detailed discussion of the assumptions made in the valuation of stock awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report. 11,666 restricted shares of common stock that were held by Shimmy Zimels were forfeited and terminated when Mr. Zimels ceased being an employee of the Company on May 14, 2008. Options to purchase 1,000,000 shares of common stock that were held by Dror Gonen were forfeited and terminated when Mr. Gonen ceased being an employee of the Company on January 15, 2009.

(2)	Mr. Zimels resigned as Chief Executive Officer, President and Chief Financial Officer effective as of May 14, 2008.
(3)	Represents severance pay paid to Mr. Zimels pursuant to his severance arrangement with the Company.
(4)	Mr. Gonen joined the Company on April 18, 2008, and served as Chief Executive Officer and President from May 14, 2008, until December 9, 2008, and as an employee thereafter until January 15, 2009.
(5)
Represents the aggregate salary paid to Mr. Baruch as the Senior Vice President of Operations and Technology from January 1, 2008 to December 9, 2008 and as the interim Chief Executive Officer and President, and Senior Vice President of Operations and Technology from December 9, 2008 to December 31, 2008.

(6)	Mr. Antebi joined the Company on May 12, 2008.

Employment Agreement with Mr. Effi Baruch

We currently have an employment agreement with Mr. Baruch, our interim Chief Executive Officer and President, and Senior Vice President of Operations and Technology.  The agreement became effective on December 9, 2008, and was amended as of March 17, 2009, and will continue indefinitely thereafter.  Mr. Baruch receives a base salary of $186,000 per year, which is adjusted as of January 15 each year (beginning 2010) by the percentage change in the Cost of Price Index during the preceding year. Mr. Baruch is entitled to receive an annual bonus under our then-applicable bonus plan equal to up to three (3) months’ salary based on performance criteria that shall be jointly agreed upon by him and the Board of Directors.  Mr. Baruch is also entitled to an award of non-qualified stock options under our Amended and Restated 2004 Stock Incentive Plan, as set forth in the option agreement to be entered into between him and us.  In the event of termination of the agreement, the terminating party is required to provide the other party 90 days’ written notice unless the Company terminates the agreement for cause, in which case the Company is required to provide such written notice required by applicable law.

Employment Agreement with Mr. Lior Samuelson

We were a party to an employment agreement with Mr. Samuelson, our former Chairman of the Board, from February 1, 2008, until February 12, 2009, at which time Mr. Samuelson resigned as Chairman pursuant to the terms of the transaction with D4 Holdings described above under “Business – Transaction with D4 Holdings”.  Under the terms of the agreement, Mr. Samuelson received a salary of $125,000 per year.  Mr. Samuelson also received an award of non-qualified stock options to purchase 300,000 shares of our common stock under our Amended and Restated 2004 Stock Incentive Plan.  The options have an exercise price of $0.39 per share, and terminate on February 1, 2018.  Immediately upon the consummation of the transactions with D4 Holdings, which constituted a change of control under Mr. Samuelson’s employment agreement, all unvested options became vested and immediately exercisable.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information with respect to stock options and unvested stock awards outstanding as of December 31, 2008, for each of the named executive officers.

		Option Awards					Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Shimmy Zimels	4/1/1999	58,707	-		5.11	4/1/2009
	3/12/2002	100,000	-		1.02	3/12/2009
	11/4/2003	85,000	-		1.75	5/4/2010
	12/22/2004	80,000	-		2.85	5/4/2010

Dror Gonen	4/18/2008	-	1,000,000	(3)	0.14	4/18/2015

Effi Baruch	3/12/2002	15,000	-		1.02	3/12/2009
	11/4/2003	15,000	-		1.75	11/4/2010
	12/22/2004	25,000	-		2.85	11/22/2011
	3/30/2008	-	250,000	(4)	0.15	3/30/2018
	7/31/2006						5,850	(5)	9.36
	1/1/2008						18,000	(6)	288.00

Richard Grant	1/23/2006	33,334	16,333	(7)	3.02	1/23/2013
	3/30/2008	-	100,000	(8)	0.15	3/30/2018
	1/1/2008						14,400	(9)	230.40

Dan Antebi	5/12/2008	-	200,000	(10)	0.162	5/12/2018

(1)
For a better understanding of this table, we have included an additional column showing the grant date of the stock options, the restricted shares and the restricted stock units.  Subject to the terms and conditions contained in any award agreement between the Company and the holder of any such award, in the event of a change of control of the Company the Compensation Committee determines the effect that such change of control has on the vesting and forfeiture of the stock options, restricted shares and restricted stock units granted to our employees under our Amended and Restated 2004 Stock Incentive Plan.

(2)	The market value of the stock awards is determined by multiplying the number of shares times $0.016, the closing price of our common stock on The OTC Bulletin Board on December 31, 2008.
(3)
Options to purchase 250,000 shares of common stock were due to vest on April 18, 2009, and options to purchase 62,500 were due to vest on a quarterly basis over the three year period thereafter.  All such options were forfeited and terminated when Mr. Gonen ceased being an employee of the Company on January 15, 2009.

(4)
Options to purchase 125,000 shares of common stock vested on March 30, 2009, and options to purchase 125,000 shares of common stock vest on March 30, 2010.  In the event of a change of control, as defined in the Option Agreement dated as of March 30, 2008, between the Company and Mr. Baruch, as amended as of July 1, 2008, all such options immediately vest and become exercisable.

(5)	Restricted shares of common stock were granted on July 31, 2006 and vest as follows: 4,200 shares vested on July 31, 2007, 5,000 shares vested on July 31, 2008, and 5,850 shares vest on July 31, 2009.
(6)
Restricted units to purchase 25,000 shares of our common stock were granted on February 3, 2008 and vest as follows: units to purchase 7,000 shares vested on January 1, 2009, units to purchase 8,250 shares vest on January 1, 2010, and units to purchase 9,750 shares vest on January 1, 2011.

(7)	Options to purchase 16,333 shares of common stock vested on January 23, 2009.
(8)
Options to purchase 50,000 shares of common stock vested on March 30, 2009, and options to purchase 50,000 shares of common stock vest on March 30, 2010. In the event of a change of control, as defined in the Option Agreement dated as of March 30, 2008, between the Company and Mr. Grant, as amended as of July 1, 2008, all such options immediately vest and become exercisable.

(9)
Restricted units to purchase 20,000 shares of common stock were granted on February 3, 2008 and vest as follows: units to purchase 5,600 shares vested on January 1, 2009, units to purchase 6,600 shares vest on January 1, 2010, and units to purchase 7,800 shares vest on January 1, 2011.

(10)
Options to purchase 100,000 shares of common stock vest on May 12, 2009, and options to purchase 25,000 shares of common stock vest on each of August 12, 2009, November 12, 2009, February 12, 2010, and May 12, 2010.

Director Compensation

The following table shows the total compensation earned for services performed for us by each member of our Board of Directors, other than directors who were also named executive officers, during the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		All Other Compensation ($)	Total ($)
Noam Bardin	15,000		11,989	(2)	0	26,989
Ilan Biran	15,000		7,992	(3)	0	22,992
Benjamin Broder	15,000		6,992	(4)	0	21,992
Lior Samuelson	115,833	(5)	67,946	(6)	0	183,779

(1)
Represents the aggregate compensation expense accrued by us in 2008 for financial statement reporting purposes in accordance with SFAS 123R for restricted stock awards and stock options granted to our non-employee directors. The restricted share grants were made pursuant to the Amended and Restated 2006 Non-Employee Director Stock Plan.  For a detailed discussion of the assumptions made in the valuation of stock awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report.

(2)
Represents the compensation expense accrued by us in 2008 in connection with the issuance of 24,000 restricted shares of common stock on September 4, 2007, for services as the Chairman of the Board and as a member of the audit committee until the Company's next annual stockholders' meeting.  As of December 31, 2008, Mr. Bardin held options to purchase 50,000 shares of common stock and 42,666 restricted shares of common stock.

(3)
Represents the compensation expense accrued by us in 2008 in connection with the issuance of 16,000 restricted shares of common stock on September 4, 2007, for services as a member of the board and as the chairman of the audit committee until the Company's next annual stockholders' meeting.  Mr. Biran resigned as a member of the Board of Directors effective November 2, 2008. As a result of his resignation, 13,500 restricted shares of our common stock that were held by Mr. Biran were forfeited and terminated as of November 2, 2008. As of December 31, 2008, Mr. Biran held options to purchase 83,848 shares of common stock and 20,500 restricted shares of common stock.

(4)
Represents the compensation expense accrued by us in 2008 in connection with the issuance of 14,000 restricted shares of common stock on September 4, 2007, for services as a member of the board and as the chairman of the compensation committee until the Company's next annual stockholders' meeting.  As of December 31, 2008, Mr. Broder held 29,500 restricted shares of common stock.

(5)
Represents $1,250 paid to Mr. Samuelson in exchange for services as a member of the board for January 2008 and $114,583 paid to Mr. Samuelson in exchange for his services as Chairman of the Board from February 2008 through December 2008 pursuant to his Employment Agreement with the Company.

(6)
Represents the compensation expense accrued by us in 2008 in connection with the issuance of 14,000 restricted shares of common stock on September 4, 2007, for services as a member of the board and as a member of the audit committee until the Company's next annual stockholders' meeting, calculated in accordance with SFAS 123R, and options to purchase 300,000 shares of Common Stock issued over the course of 2008 for services as the Chairman of the Board pursuant to Mr. Samuelson’s Employment Agreement with the Company. As of December 31, 2008, Mr. Samuelson held options to purchase 350,000 shares of common stock and 22,000 restricted shares of common stock.

Director Compensation Policy

At our Annual Meeting on July 28, 2008, each of our then-non-employee directors (Noam Bardin, Ilan Biran and Benjamin Broder) became eligible to receive $15,000 for their services as a member of the board through the date of our next annual stockholders' meeting. At a meeting of the Board of Directors on March 4, 2009, the board decided to increase the annual cash compensation that a non-employee director is eligible to receive for serving as a member of the board to $20,000.  In addition, the board decided that, on an annual basis, (i) the chairman of the audit committee will be eligible to receive an annual retainer of $20,000, (ii) the chairman of the compensation committee will be eligible to receive an annual retainer of $5,000, and (iii) a member of a committee (other than a chairperson) will be eligible to receive an annual retainer of $5,000. We reimburse each member of our Board of Directors for reasonable travel and other expenses in connection with attending meetings of the Board of Directors.

Each of our directors has the right to elect to convert the total cash compensation that such director is eligible to receive into shares of our common stock at the then-applicable market price.  Directors have the right to make this election only during such times as the employees and directors of the Company are not in a black-out period in trading in securities of the Company and such director is not in possession of material, non-public information about the Company.  Any such shares so acquired by a director are restricted and vest only after a period of one year from the date of grant, following which the director is able to sell such shares in accordance with Rule 144 under the Securities Act of 1933.

Prior to our Annual Meeting on September 8, 2006, our non-employee directors also received grants of stock options pursuant to our 2004 Non-Employee Director Stock Option Plan. At our 2006 Annual Meeting, our stockholders approved, based on our board’s recommendation, the 2006 Non-Employee Director Stock Plan. The 2006 Non-Employee Director Stock Plan replaced our 2004 Non-Employee Director Stock Option Plan, which was terminated except with respect to outstanding options previously granted thereunder.  Under the Amended and Restated 2006 Non-Employee Director Stock Plan, non-employee directors are entitled to receive an automatic grant of 10,000 shares of restricted stock upon their appointment to the board and on an annual basis for serving on the board.  In addition, any director appointed to serve as (i) chairman of a board committee (other than the audit committee) is entitled to receive a grant of 8,000 shares of restricted stock upon such appointment and on an annual basis for serving as chairman of such board committee and (ii) a member of the audit committee is entitled to receive a grant of 8,000 shares of restricted stock upon such appointment and on an annual basis for serving as a member of the audit committee (provided that any director appointed to serve as chairman of the audit committee is entitled to receive an additional grant of 4,000 shares of restricted stock upon such appointment and on an annual basis for serving as the chairman of the audit  committee).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 13, 2009, there were 71,932,405 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have no other securities, voting or nonvoting, outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of March 13, 2009 by:

•	each person whom we know beneficially owns more than 5% of the common stock;
•	each of our directors individually;
•	each of our named executive officers individually; and
•	all of our current directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of March 13, 2009 pursuant to the exercise of options or restricted stock are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

	Number	Percentage(1)
	Shares of deltathree Class A Common Stock Beneficially Owned
Principal Stockholders:
D4 Holdings, LLC (2)	69,000,000	67.7%
349-L Copperfield Blvd., #407
Concord, NC 28025

Abraham Ziv-Tal (3)	10,347,677	14.4%
P.O. Box 514 Rishon, Israel 46915

Executive Officers and Directors:
Shimmy Zimels (4)	306,476	*
Dror Gonen (5)	9,000	*
Effi Baruch (6)	181,200	*
Richard Grant (7)	105,600	*
Dan Antebi (8)	100,000	*
Robert Stevanovski (2)	69,000,000	67.7%
Anthony Cassara (9)	69,000,000	67.7%
Lior Samuelson (10)	592,000	*
Benjamin Broder (11)	52,000	*
David Stevanovski (9)(12)	69,000,000	67.7%
Gregory Provenzano (9)(12)	69,000,000	67.7%
J. Lyle Patrick (12)	0	*
All directors and executive officers as a group (10 persons) (13)	70,030,800	68.7%
__________________
* Less than 1%.

(1)	Percentage of beneficial ownership is based on 71,932,405 shares of common stock outstanding as of March 13, 2009.
(2)
Ownership is based on a Schedule 13D filed February 23, 2009 by D4 Holdings, Manna Holdings, LLC (“Manna Holdings”), Praescient, LLC (“Praescient”) and Robert Stevanovski and includes 30,000,000 shares of common stock issuable under a warrant held by D4 Holdings.  Robert Stevanovski is the manager of Praescient, which serves as the sole manager of D4 Holdings and as the managing member of Manna Holdings.  Manna Holdings is the sole member of D4 Holdings.  As such, Mr. Stevanovski, Praescient and Manna Holdings may be deemed to beneficially own the securities reported in the table.  Each of Mr. Stevanovski, Praescient and Manna Holdings disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of such person’s pecuniary interest therein.

(3)	Ownership is based on a Schedule 13D/A filed December 24, 2008.
(4)
Includes (a) 82,769 shares of common stock and (b) options to purchase 223,707 shares of common stock.  Mr. Zimels resigned as Chief Executive Officer, President and Chief Financial Officer effective as of May 14, 2008.

(5)	Includes 9,000 shares of common stock. Mr. Gonen served as Chief Executive Officer and President from May 14, 2008, to December 9, 2008.
(6)	Includes (a) options to purchase 165,000 shares of common stock, (b) 9,200 restricted shares of common stock and (c) restricted units to purchase 7,000 shares of common stock.
(7)	Includes (a) options to purchase 100,000 shares of common stock and (b) restricted units to purchase 5,600 shares of common stock.
(8)	Includes options to purchase 100,000 shares of common stock.
(9)
The securities reported in the table are held directly by D4 Holdings and include the warrant to purchase 30,000,000 shares of common stock held by D4 Holdings.  Each of Anthony Cassara, David Stevanovski and Gregory Provenzano beneficially owns a membership interest in Manna Holdings, which is the sole member of D4 Holdings. As such, each of Messrs. Cassara, Stevanovski and Provenzano may be deemed to beneficially own the securities reported herein and owned directly by D4 Holdings.  Each of Messrs. Cassara, Stevanovski and Provenzano disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of his pecuniary interest therein.

(10)	Includes (a) 220,000 shares of common stock, (b) options to purchase 350,000 shares of common stock and (c) 22,000 restricted shares of common stock.
(11)	Includes (a) options to purchase 20,000 shares of common stock and (b) 32,000 restricted shares of common stock.
(12)	Appointed by the board to serve as a director effective on March 28, 2009.
(13)	Includes (a) 39,220,000 shares of common stock, (b) options to purchase 735,000 shares of common stock, (c) 63,200 restricted shares of common stock, (d) restricted units to purchase 12,600 shares of common stock and (e) a warrant to purchase 30,000,000 shares of common stock held directly (or deemed to be beneficially owned) by the executive officers and directors as a group.

Equity Compensation Plan Information

 The following table provides certain aggregate information with respect to shares of our common stock that may be issued under our equity compensation plans in effect as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (2)	2,353,541	$0.85	2,454,834
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,353,541	$0.85	2,454,834

(1)
Does not include 288,120 restricted shares of our common stock and restricted units to purchase 89,520 shares of our common stock that had been granted under our equity compensation plans as of December 31, 2008.

(2)
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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Robert Stevanovski, Anthony Cassara and David Stevanovski were each appointed to serve on the Company’s Board of Directors pursuant to the terms of the Purchase Agreement.  Each of these directors, as well as Gregory Provenzano, is a principal of D4 Holdings, and Robert Stevanovski serves as manager of Praescient, LLC, the sole manager of D4 Holdings.  As a result of their relationship with D4 Holdings, each of these individuals may be deemed to have a direct or indirect interest in the transactions contemplated by the Purchase Agreement and the Investor Rights Agreement described above under “Item 1. Transaction with D4 Holdings”.  As described above under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, D4 Holdings beneficially owns an aggregate of 67.7% of our common stock (which includes 39,000,000 shares of common stock and a warrant to purchase 30,000,000 shares of our common stock).

Other than the foregoing, since the beginning of our 2007 fiscal year until the date hereof there has not been any transaction, and there is not currently proposed any transaction, in which we were or will be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.  All transactions between us and our officers, directors, principal stockholders and affiliates must be reviewed and approved in advance by the Audit Committee.

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.  Benjamin Broder and J. Lyle Patrick qualify as “independent” under this rule.

Our company qualifies as a “controlled company” under Rule 4350(c)(5) of the Nasdaq Marketplace Rules because D4 Holdings holds more than 50% of the voting power of our company. Accordingly, we have the option to be exempt from the requirements under Rule 4350(c) to have:

•	a majority of independent directors;
•	a compensation committee composed solely of independent directors;
•	compensation of our executive officers determined by a majority of independent directors or a compensation committee composed solely of independent directors;
•	a nominating committee composed solely of independent directors; and
•	director nominees selected, or recommended for the Board's selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

We have not yet determined to what extent we will rely on the “controlled company” exemption from any of the foregoing requirements.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Brightman Almagor & Co. for the audit of the Company's annual financial statements for the years ended December 31, 2007, and December 31, 2008, and fees billed for other services rendered by Brightman Almagor & Co. during those periods.

	2008	2007
Audit fees	$72,000	$65,000
Audit related fees	−	−
Tax fees	-	16,500
All other fees	-	−
Total	$72,000	$81,500

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

(a)(3) Exhibits.

 We hereby file, as exhibits to this Annual Report, those exhibits listed on the Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2009.

DELTATHREE, INC.

By:	/s/ Effi Baruch
Effi Baruch Interim Chief Executive Officer and President, Senior Vice President of Operations and Technology (Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Effi Baruch and Peter Friedman his true and lawful attorney-in-fact, acting alone, with full power of substitution, for and in the name, place and stead of the undersigned, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes, may lawfully do or cause to be done by virtue thereof.

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Effi Baruch Effi Baruch	Interim Chief Executive Officer and President, Senior Vice President of Operations and Technology (Principal Executive Officer)	April 15, 2009
/s/ Richard B. Grant Richard B. Grant	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2009
/s/ Robert Stevanovski Robert Stevanovski	Chairman of the Board of Directors	April 15, 2009
/s/ Benjamin Broder Benjamin Broder	Director	April 15, 2009

/s/ Anthony Cassara Anthony Cassara	Director	April 15, 2009
/s/ J. Lyle Patrick J. Lyle Patrick	Director	April 15, 2009

/s/ Gregory Provenzano Gregory Provenzano	Director	April 15, 2009

/s/ Lior Samuelson Lior Samuelson	Director	April 15, 2009
/s/ David Stevanovski David Stevanovski	Director	April 15, 2009

EXHIBIT INDEX

The following documents are filed as exhibits to this Annual Report on Form 10-K or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of deltathree, Inc. (incorporated by reference from our Annual Report on Schedule 14A filed on April 30, 2002).

3.2	Form of Amended and Restated By-laws of deltathree, Inc. (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.1	Specimen Certificate of Class A Common Stock (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.2	Specimen Certificate of Class B Common Stock (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

10.1	Form of deltathree, Inc. 1999 Stock Incentive Plan (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)). +

10.2	Form of deltathree, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)). +

10.3	Form of deltathree, Inc. 1999 Performance Incentive Plan (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)). +

10.4	Form of deltathree, Inc. 1999 Directors’ Plan (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)). +

10.5	Employment Agreement between Shimmy Zimels and deltathree, Inc., effective as of April 26, 2004 (incorporated by reference from our Annual Report on Form 10-K/A filed on April 29, 2004). +

10.6	2004 Non-Employee Director Stock Option Plan (incorporated by reference from our registration statement on Form S-8 (Registration No. 333-122242)). +

10.7	Form of Option Agreement Pursuant to 2004 Stock Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2005). +

10.8	Form of Option Agreement Pursuant to 2004 Non-Employee Director Stock Option Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2005). +

10.9
First Amendment to the deltathree, Inc. 2004 Non-Employee Director Stock Option Plan, dated as of December 20, 2005 (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K filed on December 21, 2005). +

10.10	deltathree, Inc. Amended and Restated 1999 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 11, 2006). +

10.11	Form of Restricted Unit Agreement Pursuant to 2004 Stock Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2008). +

10.12	Employment Agreement between Lior Samuelson and deltathree, Inc., dated as of February 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2008). +

10.13	Employment Agreement between Dror Gonen and deltathree, Inc., dated as of March 26, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 1, 2008). +

10.14	Employment Agreement between Effi Baruch and deltathree, Inc., dated as of December 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008). +

10.15	Amendment No. 1 to Employment Agreement between Effi Baruch and deltathree, Inc., dated as of March 17, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2009). +

10.16	deltathree, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed with the Commission on June 19, 2008). +

10.17
deltathree, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed with the Commission on June 19, 2008). +

10.18
Second Modification to Sublease Agreement, dated as of July 15, 2008, by and between deltathree, Inc. and eMarketer, Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 6, 2008).

10.19
Consent to Sublease and Lease Extension Agreement, dated as of July 15, 2008, by and among deltathree, Inc., 75 Broad Street, LLC and eMarketer, Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 6, 2008).

Exhibit Number	Description
10.20
Lease Termination, Attornment and Modification Agreement, dated as of November 20, 2008, by and among deltathree, Inc., 75 Broad Street, LLC and eMarketer, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2008).

10.21	Securities Purchase Agreement, dated as of February 10, 2009, between D4 Holdings, LLC and deltathree, Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 12, 2009).

10.22	Investor Rights Agreement, dated as of February 12, 2009, between D4 Holdings, LLC and deltathree, Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 12, 2009).

10.23	Warrant, dated February 12, 2009, issued by deltathree, Inc. in favor of D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on February 12, 2009).

10.24
Termination, Settlement Agreement and Mutual Release, dated as of February 5, 2009, by and between the Company and RCN Digital Services, LLC (incorporated by reference from our Current Report on Form 8-K filed on February 10, 2009).

14.1	deltathree, Inc. Corporate Code of Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-K filed on March 30, 2004).

21.1*	Subsidiaries of deltathree, Inc.

23.1*	Consent of Brightman Almagor & Co.

31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.

+   Management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Deltathree, Inc.

We have audited the accompanying consolidated balance sheets of Deltathree, Inc. ("the Company") and its subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants,
A member firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
April 13, 2009

DELTATHREE, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,788	$1,649
Restricted cash and short-term investments (Note 3a)	317	5,883
Accounts receivable, net (Note 4)	760	1,061
Prepaid expenses and other current assets (Note 5)	398	526
Inventory	33	193
Total current assets	3,296	9,312

Restricted cash and long–term investments (Note 3b)	-	1,085

Property and equipment:
Telecommunications equipment	17,806	18,219
Furniture, fixtures and other	623	679
Leasehold improvements	787	4,870
Capital leases	422	225
Computers hardware & software	9,181	8,946
	28,819	32,939
Less accumulated depreciation	(27,378)	(30,057
Property and equipment, net	1,441	2,882

Goodwill, net	-	2,002
Other intangible assets, net	-	1,902

Deposits	117	116

Total assets	$4,854	$17,299

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital leases	$148	$69
Accounts payable	1,485	2,505
Deferred revenues	771	551
Other current liabilities (Note 6)	1,615	1,665
Total current liabilities	4,019	4,790

Long-term liabilities:
Capital leases - net of current portion (Note 7)	147	144
Severance pay obligations (Note 8)	140	341
Total current liabilities	287	485
Total liabilities	4,306	5,275
Commitments and contingencies (Note 9)

Stockholders’ equity (Note 10):
Share capital
Class A Common stock, par value $0.001 per share; authorized 75,000,000 shares;
issued and outstanding: 32,870,105 at December 31, 2008 and
December 31, 2007. On February 12, 2009 71,870,105 shares were outstanding.	33	33
Additional paid-in capital	173,137	172,747
Accumulated deficit	(172,622)	(160,756
Total stockholders’ equity	548	12,024

Total liabilities and stockholders’ equity	$4,854	$17,299

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data)

	2008	2007	2006
Revenues:	$20,226	$29,477	$37,953

Costs and operating expenses:
Cost of revenues (exclusive of $584, $599 and $615
depreciation included in a separate line below, respectively)	14,744	21,107	24,375
Research and development expenses (Note 11)	3,356	4,669	4,043
Selling and marketing expenses	3,636	5,068	4,956
General and administrative expenses	3,130	2,952	3,088
Restructuring costs (Note 12)	1,223
Write-off of goodwill (Note 13)	2,002
Write-off of intangible assets (Note 14)	1,564
Change in deferred revenue relating to previous years (Note 15)	596	2,680	–
Depreciation and amortization	1,836	2,644	1,543

Total costs and operating expenses	32,087	39,120	38,005

Loss from operations	(11,861)	(9,643)	(52)
Capital gain	39
Other non-operating income	19	13	–
Interest income, net	(35)	442	620
Loss before income taxes	(11,838)	(9,188)	568
Income taxes (Note 16)	28	126	61
Net loss	$(11,866)	$(9,314)	$507
Net loss per share-basic and diluted	$(0.36)	$(0.29)	$0.02

Basic weighted average number of shares outstanding	32,870,105	32,427,118	29,771,470

Diluted weighted average number of shares outstanding	32,870,105	32,427,118	30,129,011

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands, except share data)

	Class A Common Stock
	Number of Outstanding Shares	Number of Treasury Shares	Amount		Additional Paid-in Capital	Treasury Stock (at Cost)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2006	29,739,232	257,600	30		167,690	(210)	(151,949)	15,561
Cancellation of treasury stock		(257,600)			(210)	210		–
Exercise of employee options	68,982		–	*	550			550
Loss for the year							507	507
Balance at December 31, 2006	29,808,214	–	30		168,030	–	(151,442)	16,618
Go2Call acquisition	2,959,831		3		4,200			4,203
Exercise of employee options	35,000		–	*	32			32
Vesting of restricted shares	67,060		–	*
Share based compensation					485			485
Loss for the year							(9,314)	(9,314)
Balance at December 31, 2007	32,870,105	–	$33		$172,747	$–	$(160,756)	$12,024
Share based compensation					390			390
Loss for the year							(11,866)	(11,866)
Balance at December 31, 2008	32,870,105	-	33		173,137	-	(172,622)	548

*  Less than $1,000.

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(11,866)	$(9,314)	$507
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Write-off for intangible assets	3,566	2,680	–
Depreciation and amortization	1,537	1,576	1,543
Amortization of intangible asset	338	1,068	–
Write off of NY office equipment	357
Telecom tax adjustment	700
Stock based compensation	390	485	480
Capital gain, net	(39)	–	(1)
Liability for severance pay, net	(201)	124	62
Provision for losses on accounts receivable	121	110	25
Exchange rates differences on deposits, net	(1)	(6)	–
Change in deferred revenues relating to previous years	596
Changes in operating assets and liabilities;
Decrease (increase) in accounts receivable	180	115	(608
Decrease (increase) in prepaid expenses other current assets	128	(82)	168
Decrease (increase) in inventory	160	(38)	87
Decrease in accounts payable	(1,020)	(778)	(988)
(Decrease) increase in deferred revenues	(376)	(1,172)	755
(Decrease) increase in other current liabilities	(750)	120	5
	5,686	4,202	1,528
Net cash (used in) provided by operating activities	(6,180)	(5,112)	2,035

Cash flows from investing activities:
Purchase of property and equipment	(358)	(724)	(883
Proceeds from sale of property and equipment	141	-	14
Long term investment, net	1,085	-	131
Decrease (increase) in short-term investments	5,566	6,184	(1,419
Purchase of Go2Call operations, net		(2,509)
Net change in deposits		-	(5)
Net cash provided by (used in) investing activities	6,434	2,951	(2,162)

Cash flows from financing activities:
Payment of capital leases	(115)	(12)	-
Proceeds from exercise of employee options		32	70
Net cash provided by financing activities	(115)	20	70

Increase (decrease) in cash and cash equivalents	139	(2,141)	(57
Cash and cash equivalents at beginning of year	1,649	3,790	3,847
Cash and cash equivalents at end of year	1,788	1,649	3,790

Supplemental disclosures of cash flow information:
Cash paid for:
Taxes	48	108	68

Supplemental schedule of non cash investing and financing activities:
Acquisition of fixed assets on credit	-	-
Acquisition of capital leases	197	225	-
Cancellation of treasury stock	-	-	210
Supplemental schedule of acquisition of Go2Call
Fixed assets	$51
Goodwill	2,002
Intangible assets	5,650
Accounts payable	(367)
Deferred revenues	(624)
Stock issuance	(4,203)
Total	$2,509

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

Going Concern

The Company has sustained significant operating losses in recent periods, which has led to a significant reduction in its cash reserves.  The Company initiated a restructuring plan in 2008 that has helped the Company cut its operating costs significantly and better align the Company’s operations with its current business model, but there are no assurances that these actions will be sufficient to return the Company to positive cash flow.  On February 10, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with D4 Holdings, LLC (“D4 Holdings”), a Delaware limited liability company. Pursuant to the terms of the Purchase Agreement, the Company issued to D4 Holdings 39,000,000 shares (the “Shares”) of Class A Common Stock, par value $0.001 per share of the Company (the “Common Stock”), representing approximately 54.3% of the total number of issued and outstanding shares of Common Stock, for an aggregate purchase price of $1,170,000, payable in cash.  In addition, the Company issued to D4 Holdings a warrant (the “Warrant”), exercisable for ten years, to purchase up to an additional 30,000,000 shares of Common Stock at an exercise price of $0.04 per share.  The Company expects to use the proceeds from the sale of the Shares primarily for working capital purposes.  Nevertheless, there are no assurances that the Company will be able to return to positive cash flow before it requires additional cash, which raises substantial doubts about the ability of the Company to continue as a going concern.

Note 2 -   Summary of significant accounting policies

a.     Basis of presentation

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

b.     Principles of consolidation

The consolidated financial statements include the accounts of the Company and Delta Three Israel Ltd., the Company's Israeli subsidiary (the “Subsidiary”). All significant inter-company accounts and transactions have been eliminated.

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

d.     Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statement and the accompanying notes. Actual results could differ from those estimates

On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts receivable, the amortization of deferred revenue associated with customer accounts, the useful lives of property and equipment and the value of common stock, common stock options, and restricted stock for the purpose of determining stock-based compensation. The Company bases its estimates on historical experience, available market information, appropriate valuation methodologies, including the Black and Scholes option model and on various other assumptions that are believed to be reasonable, the results of which from the basis for making judgments about the carrying values of assets and liabilities.

e.     Cash and cash equivalents

Cash held in banks, are subject to U.S. Federal Depository Insurance Corporation (“FDIC”) limits of $250,000 and cash held in foreign accounts are unprotected.  Due to the Company’s cash needs, management has generally held and continues to hold its cash in U.S. banks that are insured under the FDIC.

f .     Restricted Cash

Restricted cash represents amounts held in cash, money market funds and certificates of deposit to support stand-by-letters of credit used as security for third party vendors.

g.     Marketable securities

The Company accounts for its investments in marketable securities using SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (“SFAS No. 115”). Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity under accumulated other comprehensive gain or loss. The Company has not recorded any unrealized gains or losses to date.  The Company does not currently have any of its assets invested in marketable securities, but rather all amounts are held in cash.

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

j.     Long lived assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  At December 31, 2008, there were no intangible assets listed on the Company’s balance sheet.

k.     Write-off of goodwill and intangible assets

The Company evaluates its long-lived tangible and intangible assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is subject to an annual test for impairment. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  During 2008, the Company amortized approximately $338,000 and wrote-off approximately $2.0 million in goodwill and $1.6 million in intangible assets associated with the acquisition of certain assets in the Go2Call transaction discussed below
.
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

o.     Income taxes

The Company provides for income taxes using the liability approach defined by SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the expected tax consequences between the tax bases of the assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.

p.     Stock-based compensation

In January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires employee share-based equity awards to be recognized and measured using the fair value method. Accordingly, stock-based compensation to employees and directors is measured at the grant date, based on the fair value of the award.

The following assumptions were used for the fiscal year 2008: dividend yield of 0.00% for all periods; risk-free interest rate of 4.0%; an expected life of 3-years for all periods; and a volatility rate of 75%.

Because the determination of the fair value of all options granted includes an expected volatility factor and since additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of reported net income for future years.

q.      Restricted shares and restricted units

The Company has granted restricted shares and restricted units to purchase shares of the Company’s common stock to retain, reward and motivate those employees who are deemed critical to the future success of the Company. The restricted share and restricted unit plan has been approved by the Board of Directors. The Company records compensation expense associated with non-vested restricted shares and restricted units that have been granted in accordance with SFAS No. 123(R). In accordance with the aforementioned statement, the Company calculates compensation expense on the date of grant (number of shares granted multiplied by the fair value of our common stock on the date of grant) and recognizes this expense, adjusted for forfeitures, ratably over the applicable vesting period.

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

w. Recently issued accounting standards

SFAS No. 162

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company is currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements but believes that its effect will be immaterial due to immaterial use of instruments within the scope of the FSP.

Note 3 -   Investment in marketable securities and deposits

The following is a summary of our restricted cash and available-for-sale securities as of December 31, 2008 and 2007.

a.     Restricted cash and short-term investments

Comprised as follows:

	December 31,
	2008	2007
	($ in thousands)
Restricted cash (money market funds)*	$160	$481
Auction rate securities		3,675
Bank deposits	157	1,727
Total restricted cash and short-term investments	317	5,883

* Restricted cash represents amounts held in certificates of deposit and money market funds to support stand-by letters of credit used as security for third party vendors.

b.     Restricted cash and long-term investments

Comprised as follows:

	December 31,
	2008	2007
	($ in thousands)
Restricted cash (money market funds)*	$-	$1,085

* Restricted cash represents amounts held in certificates of deposit and money market funds to support stand-by letters of credit used as security for third party vendors. During the fourth quarter of 2008 the Company executed an agreement with the landlord and subtenant of its offices at 75 Broad Street, New York, N.Y., to release the letter of credit securing the company's obligations under the lease, and to terminate the lease.

Note 4 -   Accounts receivable, net

Accounts receivable are stated net of an allowance for doubtful accounts of approximately $121,000 and $110,000 at December 31, 2008 and 2007, respectively.

Note 5 -  Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2008	2007
	($ in thousands)
Government of Israel (VAT refund and other)	$34	$74
Deposits with suppliers	109	61
Prepaid expenses	238	308
Other	17	83
Total prepaid expenses and other current assets	$398	$526

Note 6 - Other current liabilities

Other current liabilities consist of the following:

	December 31,
	2008	2007
	($ in thousands)
Accrued expenses	$1,117	$1,176
Employees and related expenses	480	427
Other	18	62
Total other current liabilities	$1,615	$1,665

Note 7 - Capital leases - net of current portion

Future minimum non-cancelable lease payments required after December 31, 2008 are as follows

2009	$148
2010	140
2011 and thereafter	7
Total capital leases	$295

Note 8 - Severance pay obligations

The Subsidiary is subject to certain Israeli laws and labor agreements that determine the obligations of the Subsidiary to make severance payments to dismissed employees and to employees leaving the Subsidiary under certain other circumstances. The obligation for severance pay benefits, as determined by Israeli law, is based upon length of service and the employee's most recent salary. This obligation is partially funded through regular deposits made by the Subsidiary into unaffiliated companies for managers' insurance policies. Amounts funded are controlled by the fund trustees and insurance companies and are not under the control and management of the Subsidiary.

Expenses (income) relating to employee termination benefits were $160,026, $19,942 and $11,860 for the years ended December 31, 2008, 2007 and 2006, respectively.

The aggregate value of the insurance policies as of December 31, 2008 and 2007 was $486,632 and $910,452, respectively.

Note 9 - Commitments and contingencies

a.     Lease commitments

Until July 15, 2008, the Company leased its executive offices on the 31st and 32nd floors at 75 Broad Street, New York, New York. The term of the lease was until July 2010. In October 2003 the Company entered into a sub-lease agreement with eMarketer, Inc. (“eMarketer”) to sub-lease the Company’s office space on the 32nd floor.  The term of the sublease was until July 2010.

As of July 15, 2008, eMarketer subleased from the Company its offices located on the 31st floor, and effective August 1, 2010, eMarketer was to be substituted in place of the Company as the tenant under the lease between the Company and the landlord.  On November 20, 2008, upon receipt of a termination fee equal to $450,000 payable by the Company and a letter of credit provided by eMarketer in the amount of $850,000 to the landlord, the landlord substituted eMarketer for the Company as the tenant under the lease and returned to the Company the original letter of credit in the approximate amount of $1.0 million the Company had provided to secure its obligations under the lease.

The Company is currently renting office space at 419 Lafayette Street, New York, N.Y. on an interim basis while it seeks long-term facilities.

Rent expense, net for the Company’s U.S. offices was $310,000, $650,000 and $653,202 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Subsidiary leases a 1,290 square meter office, which houses the Company’s research and development facilities, in Jerusalem, Israel, at an annual cost of approximately $265,900; in 2008, the Company also received approximately $31,200 from a subtenant that was subleasing part of the Company’s office space.  The term of the Subsidiary’s lease extends through December 2014. The Subsidiary has an option to terminate the lease, effective December 31, 2009, by providing written notice thereof prior to June 1, 2009, and paying a termination fee equal to approximately $40,000.

Rent expense, net for the Subsidiary was $220,000, $200,000 and $209,000 for the years ended December 31, 2008, 2007 and 2006, respectively

b.     Legal proceedings

On December 5, 2008, a complaint for patent infringement was filed in the United States District Court for the Eastern District of Texas (Tyler Division) by Centre One naming the Company, Verizon Communications Inc., Vonage Holdings Corp. and Vonage America Inc. as defendants.  The complaint alleges, inter alia, that the Company and Verizon are offering for sale “a VoIP service, including, but not limited to, a service under the name Verizon VoiceWing” that infringes United States Patent No. 7,068,668, or Patent ’668, entitled “Method and Apparatus for Interfacing a Public Switched Telephone Network and an Internet Protocol Network for Multi-Media Communication.”

On February 23, 2009, defendants Vonage Holdings and Vonage America filed a motion to transfer the action from the United States District Court for the Eastern District of Texas (Tyler Division) to the United States District Court for the District of New Jersey.  The transfer motion argued that none of the parties have meaningful contacts with the Eastern District of Texas and that most of the defendants’ evidence and fact witnesses are located in or near New Jersey.  On March 6, 2009, the Company filed an Answer and Counterclaim, in which it denied that it has infringed Patent ’668 and sought declaratory judgments that: it has not infringed Patent ’668; any alleged infringement would not be actionable due to one or more of the Company’s affirmative defenses; and Patent ’668 is invalid and unenforceable due to inequitable conduct and a failure to meet the requirements of patentability.  Also on March 6, the Company joined the Vonage defendants in moving to transfer the action to the United States District Court for the District of New Jersey. The transfer motions remain pending.

On April 7, 2009, the court held a status conference and assigned May 6, 2010, and December 6, 2010, as the dates for the pretrial hearing to interpret the construction of Centre One’s claims and the commencement of the trial, respectively.

The Company’s initial examination of the allegations set forth in the Complaint leads the Company to firmly believe that it does not infringe any valid claim of Patent ’668. The Company is continuing its examination into the allegations set forth in the complaint and the validity of Patent ’668, and cannot predict with any degree of certainty the results of its examination and/or the outcome of the suit or determine the extent of any potential liability or damages.

The Company, as well as certain of its former officers and directors, was named as a co-defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of its initial public offering, or IPO, in November 1999.  In addition, a number of other issuers and underwriters of public offerings of such issuers (including the underwriters of our IPO) were named as defendants in such class action suits in connection with such public offerings. The case is currently being litigated against a small number of focus issuers (which does not include the Company) selected by the district court. A confidential global settlement is presently being negotiated between the plaintiffs, issuers, underwriters and insurers, which ultimately will be subject to the approval of the district court. If the settlement does not occur, and litigation against us recommences, the Company believes that it has meritorious defenses to the claims against the Company and the Company and intends to defend the case vigorously.

The Company is not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of its property is the subject.

c.     Other marketing and cooperation agreements

The Company has entered into marketing and cooperation agreements with various other companies that maintain sites on the Web. Pursuant to certain of these agreements, the Company is obligated to pay commissions based on revenues derived from such Web links.

d.   Regulation

Although there are several regulatory proceedings currently pending before federal authorities, VoIP telephony is lightly regulated compared to more traditional telecommunications services. On February 12, 2004, the FCC initiated a generic rulemaking proceeding concerning the provision of voice and other services using IP technology, including assessing whether VoIP services should be classified as information services or telecommunications services. The rulemaking is ongoing and the Company cannot predict the outcome of this proceeding.  In November 2004, the FCC determined that certain interconnected VoIP services (meaning VoIP services that can be used to send and receive calls to or from the public switched telephone network, or PSTN), including some services that are similar to those provided by the Company, should be considered interstate services subject to federal rather than state jurisdiction.  Although this ruling was appealed by several states, on March 21, 2007, the United States Court of Appeals for the Eighth Circuit affirmed the FCC’s determination.

The FCC’s generic rulemaking proceeding, however, could result in the FCC determining, for instance, that certain types of Internet telephony should be regulated like basic telecommunications services. Thus, Internet telephony would no longer be exempt from more onerous  telecommunications-related regulatory obligations, or other economic regulations typically imposed on traditional telecommunications carriers.

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of "interconnected VoIP services". The order applies to the Company’s iConnectHere and joip customers, or its “consumer customers”. The Company does not believe that it is responsible for compliance with this order in connection with the services sold to its customers who purchase the Company’s services for the provision of services directly to end users.  The Company cannot predict whether it would be subject to any third-party litigation in connection with such customers who resell its services.

First, the order required the Company to notify its consumer customers of the differences between the emergency services available through the Company and those available through traditional telephony providers. The Company also had to receive affirmative acknowledgment from all of its consumer customers that they understand the nature of the emergency services available through our service. On September 27, 2005, the FCC's Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement actions against interconnected VoIP providers, like the Company, that have received affirmative acknowledgement from at least 90% of their subscribers. The Company received affirmative acknowledgment from more than 95% of its customers that they understand the nature of the emergency services available through our service, and thus the Company believes that it is substantially in compliance with the first aspect of the FCC's June 3 order.

Second, the order required the Company to provide enhanced emergency dialing capabilities, or E-911, to all of its consumer customers by November 28, 2005. Under the terms of the order, the Company is  required to use the dedicated wireline E-911 network to transmit customers' 911 calls, callback number and customer-provided location information to the emergency authority serving the customer's specified location. On November 7, 2005, the FCC's Enforcement Bureau issued a Public Notice with respect to that requirement. The Public Notice indicated that providers who have not fully complied with the enhanced emergency dialing capabilities requirement are not required to discontinue the provision of services to existing clients, but that the FCC expects that such providers will discontinue marketing their services and accepting new customers in areas in which the providers cannot offer enhanced emergency dialing capabilities.

Almost all of the Company’s consumer customers currently receive E-911 service in conformity with the FCC’s order, but (as is the case with customers for other interconnected VoIP providers) some customers who were receiving service prior to the FCC’s deadline for compliance with the E-911 regulations may not receive such service. The FCC permitted service providers to continue to provide service to those existing customers rather than disconnect those customers. Pursuant to the FCC’s requirement, after the implementation of the FCC E-911 requirements, the Company provides services to customers only where it can provide the FCC required E-911 service. The Company may be required to stop serving those customers to whom it cannot provide the required enhanced emergency dialing capabilities that were being serviced prior to the issuance of the FCC’s rules at any time.

The FCC is considering enhancing its VoIP E-911 rules.  In June, 2007, the FCC released a Notice of Proposed Rulemaking to consider whether it should impose additional obligations on interconnected VoIP providers.  Specifically, the FCC included a proposal that interconnected VoIP providers be required to automatically determine the location of their customers for purposes of E-911 rather than require customers to update their existing location (as is the case under the current regulations).  Moreover, the Notice included a tentative conclusion that interconnected VoIP providers that allow their service to be used in more than one location, like the Company, be required to meet the same customer location accuracy standards applicable to providers of mobile telecommunications services.  The Company cannot predict the outcome of this proceeding or its potential impact on its business.

The Communications Assistance for Law Enforcement Act, or CALEA, requires certain communications service providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. On September 23, 2005, the FCC released an order concluding that CALEA applies to interconnected VoIP providers.  In May 2006 the FCC released an order finding that broadband Internet access service providers and interconnected VoIP providers are required to implement the same type of CALEA requirements that have been applied to wireline telecommunications carriers. These include obligations to (1) ensure that communications equipment, facilities, and services meet interception assistance capability requirements and (2) develop system security policies and procedures to define employee supervision and record retention requirements.  As a result of the steps the Company has taken, the Company believes that it complies with CALEA.

The FCC decided in June 2006 that interconnected VoIP service providers should be required to contribute to the universal service fund, or USF. The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end-user interstate services. The FCC developed three alternatives under which an interconnected VoIP service provider may elect to calculate its universal service contribution: (1) a safe harbor that assumes 64.9% of the provider’s end user revenues are interstate; (2) a traffic study to determine an allocation for interstate end user revenues; or (3) actual interstate and international end user revenues. If an interconnected VoIP service provider calculates its universal service contributions based on its actual percentage of interstate calls, the FCC suggested that its preemption of state regulation of such services may no longer apply, in which case the interconnected VoIP service provider could be subject to regulation by each state in which it operates as well as federal regulation. In addition, the FCC is considering a number of proposals that could alter the way that the USF is assessed. For instance, the FCC is considering an assessment based on the use of telephone numbers. Furthermore, some states may attempt to impose state universal service contribution requirements on interconnected VoIP providers such as deltathree. At this time, various states – including Nebraska and New Mexico – claim that they have the right to require interconnected VoIP providers to contribute to their respective USF funds. The attempts of the Nebraska and New Mexico authorities to impose state USF obligations on interconnected VoIP providers are currently subject to litigation, and the Company cannot predict how the courts, the FCC, and states may rule on these matters.

On April 2, 2007, the FCC issued an order that tightened existing rules on protection and use of Customer Proprietary Network Information, or CPNI, and extended coverage of the CPNI rules to interconnected VoIP service providers. Although the rules are aimed in large part at preventing the practice of pretexting (in which a caller impersonates a phone customer to gain access to his or her phone records), the rules impose greater obligations on the Company and other companies like it to protect customer calling and network information and to file formal certifications with the FCC regarding procedures for protecting this information. As a result of the steps the Company has taken, the Company believes that it complies with the FCC’s order regarding CPNI.

On June 15, 2007, and effective October 5, 2007, interconnected VoIP providers, like the Company, became required to make certain that their equipment and service is accessible to and usable by individuals with disabilities, if readily achievable, which the Company did. In addition, interconnected VoIP providers like the Company became obligated to contribute to the Telecommunications Relay Services, or TRS, fund and to offer 711 abbreviated dialing for access to relay services. Following March 31, 2009, interconnected VoIP providers are required to route such 711 calls to the appropriate TRS center based upon the registered location provided by such customers.  Although the Company experienced a delay in providing 711 abbreviated dialing for access to relay services and routing such services to the appropriate relay center, it is in the final stages of implementing such requirements and expects to provide such services in the immediate future.

On August 6, 2007 and effective November 2007, the FCC adopted an Order concerning the collection of regulatory fees for Fiscal Year 2007 requiring the collection of such fees from interconnected VoIP providers like the Company. Interconnected VoIP providers pay regulatory fees based on interstate and international revenues. The Regulatory Fees Order became effective in November 2007.

On November 8, 2007, the FCC released an Order relating to local number portability imposing local number portability and related obligations on interconnected VoIP Providers like us. The Order requires interconnected VoIP providers to contribute to shared numbering administration costs. Additionally, the Order mandates that the Company port telephone numbers within certain timeframes.  As a result of the steps the Company has taken, it believes that it complies with the FCC’s order regarding local number portability.

There are several other recent or ongoing regulatory proceedings initiated by various persons that relate to VoIP and other Internet services. Although the specific effects of any such future regulations cannot be determined, increased regulation and the imposition of additional funding requirements may increase the Company’s costs and adversely affect the Company’s business, financial condition, operating results and future prospects.  The Company has recently completed an initial study of FCC-related fees that are due and has accrued approximately $200,000 of estimated fees due through December 31, 2008.  The Company has also determined that it needs to collect and remit such FCC-related fees and will begin collecting and remitting such FCC-related fees and sales and excise taxes in the immediate future.
In addition, some state and local regulatory authorities believe they retain jurisdiction to regulate the provision of, and impose taxes, fees and surcharges on, intrastate Internet and VoIP telephony services, and have attempted to impose such taxes, fees and surcharges, such as a fee for providing E-911 service. Rulings by the state commissions on the regulatory considerations affecting Internet and IP telephony services could affect the Company’s operations and revenues, and the Company cannot predict whether state commissions will be permitted to regulate the services the Company offers in the future.

The Company is in the process of examining the applicability of such state and other local taxes and other fees. It has recently completed an initial study of state and local taxes and other fees and has accrued approximately $500,000 of estimated taxes and fees due through the year ended December 31, 2008.  It has also determined that it needs to collect and remit sales and excise taxes in certain states and local jurisdictions and will begin collecting and remitting such sales and excise taxes in the immediate future.  To the extent the Company increases the cost of services to its customers to recoup some of the costs of compliance, this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

In addition, it is possible that the Company will be required to collect and remit taxes, fees and surcharges in other states and local jurisdictions where it has not done so, and which such authorities may take the position that the Company should have collected. If so, they may seek to collect those past taxes, fees and surcharges from the Company and impose fines, penalties or interest charges on the Company. Our payment of these past taxes, fees and surcharges, as well as penalties and interest charges, could have a material adverse effect on the Company.

Note 10 -   Stockholders' equity

a.     Share capital

The Company’s common stock is currently listed on the OTC Bulletin Board under the symbol “DDDC.OB”. The listing of the common stock was transferred from The Nasdaq National Market (where it had traded since November 22, 1999) to The Nasdaq Capital Market on September 17, 2002, and from The Nasdaq Capital Market to the OTC Bulletin Board on March 28, 2008.

b.     Change in Control

On February 10, 2009, the Company entered into the Purchase Agreement with D4 Holdings pursuant to which the Company issued to D4 Holdings the Shares, representing approximately 54.3% of the total number of issued and outstanding shares of Common Stock, for an aggregate purchase price of $1,170,000, payable in cash, and the Warrant, exercisable for ten years, to purchase up to an additional 30,000,000 shares of Common Stock at an exercise price of $0.04 per share.  The transaction closed on February 12, 2009.

In connection with the closing of the transaction and pursuant to the terms of the Purchase Agreement, Noam Bardin resigned as a director and the board of directors appointed Robert Stevanovski and Anthony Cassara to serve on the board.  In addition, Lior Samuelson resigned as Chairman of the Board and remained a director, and Robert Stevanovski was appointed to serve as Chairman.  Under the terms of the Purchase Agreement, D4 Holdings had the right to nominate for appointment by the board one director in addition to Messrs. Stevanovski and Cassara, and it nominated David Stevanovski.  In addition, on March 4, 2009, the Board of Directors of the Company increased the size of the board from five to seven members and filled the two vacancies remaining on the board by appointing Gregory Provenzano and J. Lyle Patrick as directors.   The appointments of the three new directors to serve on the board became effective on March 28, 2009.

As a result of the transaction between the Company and D4 Holdings, D4 Holdings obtained a controlling interest in the Company.

c.     Stock Options

In November 1999, the Company’s Board of Directors adopted the 1999 Stock Incentive Plan. Under this plan, 4,000,000 shares of the Common Stock were reserved for issuance upon exercise of awards to be granted. On September 23, 2004 the Board of Directors adopted the 2004 Stock Incentive Plan and it was subsequently approved by the stockholders at the annual meeting on November 8, 2004. This plan replaced the 1999 Stock Incentive Plan.  Under the 2004 Stock Incentive Plan, the Compensation Committee is authorized to grant awards, either in the form of incentive or non-incentive stock options, restricted stock or restricted units, for (a) 3,000,000 shares, plus (b) 759,732 shares of common stock (which represents 4,000,000 shares of common stock reserved under the 1999 Stock Incentive Plan less the amount of shares represented by awards previously granted under the 1999 Stock Incentive Plan and exercised or outstanding as of September 28, 2004), plus (c) such additional shares of common stock as are represented by awards previously granted under the 1999 Stock Incentive Plan which are cancelled or without delivery of shares of stock by the Company. The options generally have a term of seven years and become exercisable in three equal installments commencing on the first anniversary of the date of the grant. The purchase price per share payable upon exercise of an option is no less than the fair market value of the share at the date of grant.

In November 1999, the Company adopted the 1999 Directors’ Compensation Plan. Under this plan, 600,000 shares of Common Stock were reserved for issuance upon exercise of awards to be granted to non-employee directors. On September 23, 2004 the Board of Directors adopted the 2004 Non-Employee Director Stock Option Plan and it was subsequently approved by the stockholders at the annual meeting on November 8, 2004. This plan replaced the 1999 Director’ Plan.  On July 5, 2006, the Board approved the 2006 Non-Employee Director Stock Plan (“2006 Stock Plan”) and it was subsequently approved by the stockholders at the annual meeting on September 8, 2006. The 2006 Stock Plan provides for the automatic grant of restricted stock. With the adoption of this plan, the 2004 Non-employee Stock Option Plan was terminated except with respect to outstanding options previously granted thereunder. The 2006 Stock Plan permits only the grant of restricted shares to purchase shares of our common stock. The aggregate number of shares of restricted stock that may be issued under the 2006 Stock Plan shall be 500,000 shares, which represents the number of additional shares underlying potential option grants that were available under the 2004 Non-Employee Option Plan approved for issuance by our stockholders at our 2004 annual stockholders’ meeting. A grant of restricted stock under the 2006 Stock Plan is a grant of shares of the common stock that, at the time of issuance, are subject to certain forfeiture provisions, and thus are restricted as to transferability until such forfeiture restrictions have lapsed. The restrictions on the restricted stock issued pursuant to the Plan relate to continued service on the Company’s board of directors (lapsing on a monthly basis). If the Company reacquires (at not more than its original issuance price) any shares of restricted stock or if any shares of restricted stock are forfeited, or otherwise cancelled or terminated, such shares which were subject to such restricted stock award shall again be available for issuance from time to time pursuant to the 2006 Stock Plan. At December 31, 2008, 114,666 shares of restricted stock had been awarded to non-employee directors under the plan.

As of December 31, 2008, options to purchase 693,541 shares of Common Stock granted under the Company’s stock incentive plans were exercisable and outstanding with exercise prices ranging between $0.15 and $10.25 per share.

A summary of the status of the Company’s stock incentive plans as of December 31, 2006, 2007 and 2008 and changes during the years then ended, is presented below:

	December 31, 2006		December 31, 2007		December 31, 2008
	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price
Options outstanding at beginning of year	2,762,686	$2.58	2,330,835	$2.06	1,560,020	$1.91
Granted during the year	105,000	3.17	-	-	3,910,000	0.16
Exercised during the year	68,982	1.04	35,000	0.89	-
Forfeited during the year	467,869	5.53	735,815	1.02	3,116,479	1.92
Outstanding at end of year	2,330,835	$2.06	1,560,020	$1.91	2,353,541	$0.85

Weighted average fair value of options granted during the year	$3.17		$0.00		$0.16

Additional information regarding options outstanding as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$0.15 - $0.16	1,360,000	9.3	$0.15	-	$-
$0.39	300,000	9.1	0.39	-	-
$1.02	221,334	0.2	1.02	221,334	1.02
$1.75	114,500	1.8	1.75	114,500	1.75
$2.85 – $3.20	294,000	4.7	2.95	294,000	2.95
$5.11 - $10.25	63,707	.3	5.51	63,707	5.51
	2,353,541	7.24	$0.85	693,541	$2.37

c.   Restricted shares of the Company’s Common Stock

During the year ended December 31, 2008, the Company granted restricted shares of the Company’s common stock and restricted units to purchase shares of the Company’s common stock to retain, reward, and motivate those employees who are deemed critical to the future success of the Company. The restricted shares of common stock and restricted units were granted pursuant to the Company’s 2004 Stock Incentive Plan, which was approved by the Board of Directors and stockholders of the Company.   The restricted shares and restricted units are subject to certain forfeiture provisions, and therefore are restricted as to transferability until such forfeiture restrictions have lapsed. The restrictions relate to continued service with the Company. The vesting period for such restricted shares of common stock and restricted units is typically three years. The intrinsic value of the restricted shares of common stock and restricted units issued to employees of the Company is amortized as of the date of grant to compensation expense over the vesting period of such grant.

During 2008, the Company recognized approximately $88,851 of compensation expense related to the amortization of the restricted shares of common stock and restricted units to purchase shares of common stock. During 2008, the Company granted a total of 240,000 restricted shares of common stock to its employees.

Note 11 - Research and development expenses

Research and development expenses consist of the following:

	Year ended December 31,
		($ in thousands)
	2008	2007	2006
Salaries and related expenses	$2,564	$3,498	$2,370
Consulting and advisory fees	120	235	297
Travel	25	104	816
Other	647	832	560
Total research and development expenses	$3,356	$4,669	$4,043

Note 12 - Restructuring Costs

During 2008, we recorded reorganization expenses totaling approximately $1.2 million. No such expenses were recorded during 2007. The reorganization expenses are one-time costs related to: (i) changes to the structure of our work force, including three reductions in force, that totaled approximately $0.3 million; (ii) the termination of our sublease of our New York office for the remaining term of the lease, for which we have accrued the shortfall between the rental amounts we will be receiving from the subtenant and the rental amount we need to pay to the landlord and legal costs associated with the sublease, legal costs and broker fees associated with the sublease, or approximately $0.5 million; (iii) write-offs of equipment from our New York office of approximately $0.3 million; and (iv) severance costs we have paid to our former Chief Executive officer of approximately $0.1 million.

Note 13 - Write-off of Go2Call goodwill

As part of the Company’s acquisition of Go2Call, it recognized goodwill of approximately $2.0 million relating to its reseller division.  During the third quarter of 2008, the Company assessed the value of its reseller division and determined that based on its general current financial condition and the specific state of the reseller division it would be appropriate to write-off the entire value of the goodwill acquired in the Go2Call acquisition, or $2.0 million.

Note 14 - Write-off of Go2Call intangible assets

As part of its assessment of the Company’s current financial situation and operations, management has written-off the balance of the intangible assets associated with the Go2Call transaction during 2008 in continuation of what the Company started during the fourth quarter of 2007. During the second quarter of 2008, management reached the conclusion that we will not invest significant resources into the segment of the business that the Company purchased as part of the Go2Call transaction. As a result, the Company decided to write off $0.5 million, representing the entire amount of the asset allocated to that portion of the business, in the second quarter to properly adjust the value of the intangible asset associated with that portion of the business.  In addition, during the third quarter our management assessed the life of the remaining intangible assets associated with the purchase of certain assets from Go2Call and reached the conclusion that the carrying amount of the assets exceeded the fair value attributable to those assets as a result of the Company’s current financial situation.  Consequently, the Company decided to write-off entirely the remaining value of these assets, or approximately $3.1 million, since management believed that these assets can no longer sustain their value without additional capital contributed to the Company.

Note 15 – Change in deferred revenue relating to previous years

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

Note 16 -  Income taxes

a.   Provision for income taxes

No provision for income taxes was required for the years ended December 31, 2008, 2007 and 2006 due to net losses in these periods.

b.   Net operating loss carryforwards

As of December 31, 2008, the Company had net operating loss carryforwards generated in the U.S. and Israel of approximately $80.0 million and $5.7 million respectively. The Company's U.S. net operating loss carryforwards will expire at various dates between 2012 and 2025 if not utilized. In addition, a portion of those net operating loss carryforwards could be subject to limitation due to changes in ownership of the Company. The Company's net operating losses generated in Israel may be carried forward indefinitely. The Subsidiary received final tax assessments through the tax year ended December 31, 1999.

On February 12, 2009, the Company consummated the transaction with D4 Holdings pursuant to which the Company issued to D4 Holdings the Shares, representing approximately 54.3% of the total number of issued and outstanding shares of Common Stock, for an aggregate purchase price of $1,170,000, payable in cash, and the Warrant, exercisable for ten years, to purchase up to an additional 30,000,000 shares of Common Stock at an exercise price of $0.04 per share.  The transaction closed on February 12, 2009.  Under Section 382 of the Internal Revenue Code of 1986, as amended, the net operating losses noted above may be limited and may be further limited if D4 Holdings exercises the Warrant.  The Company has not yet determined the effect the change of control will have on its net operating losses, and has not ascribed any value to these net operating losses in the Company’s financial statements.

c.   In accordance with SFAS No. 109, the components of deferred income taxes are as follows:

	December 31,
	2008	2007
	($ in thousands)
Net operating losses carryforwards	$30,235	$26,042
Less valuation allowance	(30,235)	(26,042)
Net deferred tax assets	$—	$—

As of December 31, 2008, and 2007, a valuation allowance of $30,235,000and $26,042,000, respectively, is provided, as the realization of the deferred tax assets are not assured.

	Year ended December 31,
	2008	2007	2006
	(US$ in thousands)
Domestic	$(12,117)	$(9,497)	$250
Foreign	251	309	257
Total	$(11,866)	$(9,188)	$507

Note 17 -Segment reporting, geographical information and major customers

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

	Year ended December 31,
	2008	2007	2006
		($ in thousands)
Revenues:
United States	$9,172	$12,677	$16,855
Europe	3,756	5,682	2,758
South America	2,539	3,949	6,703
Far East	1,505	2,559	5,092
Middle East	2,462	3,744	5,238
Other	792	866	1,307
Total revenues	$20,226	$29,477	$37,953

Revenues from major customers exceeding 10% of revenues:
Master Reseller - A	16.5%
Platform Partner - A	10.9%	--%	--%

	December 31,
	2008	2007
	($ in thousands)
Long-lived assets:
United States	1,107	2,363
Israel	271	385
Europe	44	68
Other	20	66
Total long-lived assets	1,441	2,882

Selected Quarterly Financial Information (Unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2008
Total revenues	$5,395	$5,393	$4,792	$4,646
Costs and operating expenses:
Cost of revenues	4,029	4,027	3,414	3,475
Research and development expenses	1,184	1,065	607	499
Selling and marketing expenses	1,238	1,178	638	581
General and administrative expenses	778	427	692	1,233
Write down of intangible asset	-	475	3,091	-
One time item - deferred revenue amend	-	396		-
Reorganization expense	372	585		266
Depreciation and amortization	617	399	478	342
Total costs and operating expenses	8,218	8,552	8,920	6,396
Loss from operations	(2,823)	(3,159)	(4,128)	(1,750)
Capital gain / (loss)	-			39
Other non operating income	-	12	7	-
Interest (expense) income, net	(10)	(61)	93	(57)
Profit (Loss) before income taxes	(2,833)	(3,208)	(4,028)	(1,768)
Income taxes	6	9	12	1
Net Profit (loss)	$(2,839	$(3,217)	$(4,040)	$(1,769)
Net loss per share - basic and diluted	$(0.09)	$(0.10)	$(0.12)	$(0.05)

Basic weighted average number of shares outstanding	32,870,105	32,870,105	32,870,105	32,870,105

Diluted weighted average number of shares outstanding	32,870,105	32,870,105	32,870,105	32,870,105

2007
Total revenues	$8,312	$7,602	$7,260	$6,303
Costs and operating expenses:
Cost of revenues	5,276	5,551	5,284	4,996
Research and development expenses	1,136	1,107	1,154	1,273
Selling and marketing expenses	1,227	1,318	1,267	1,256
General and administrative expenses	612	649	902	789
Write down of intangible asset	-	-	-	2,680
Depreciation and amortization	568	774	783	519
Total costs and operating expenses	8,819	9,399	9,390	11,513
Loss from operations	(507)	(1,797)	(2,130)	(5,210)
Interest income, net	-	-	-	13
Other non operating income	120	175	97	50
Profit (Loss) before income taxes	(387)	(1,622)	(2,033)	(5,147)
Income taxes	10	17	91	8
Net loss	$(397)	$(1,639)	$(2,124)	$(5,155)
Net loss per share - basic and diluted	$(0.01)	$(0.05)	$(0.06)	$(0.16)

Basic weighted average number of shares outstanding	31,288,130	32,781,545	32,795,045	32,843,752

Diluted weighted average number of shares outstanding	31,288,130	32,781,545	32,795,045	32,843,752