Form 10-Q
period 2009-03-31
DELTATHREE INC
filed 2009-05-15
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ☐                               Accelerated filer  ☐                                                           Non-accelerated filer  ☐                               Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 7, 2009, the registrant had outstanding 71,932,405 shares of Class A common stock, par value $0.001 per share.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)
	As of March 31,	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,594	$1,788
Restricted cash and short-term investments	317	317
Accounts receivable, net	757	760
Prepaid expenses and other current assets	366	398
Inventory	28	33

Total current assets	4,062	3,296

Property and equipment, net	1,106	1,441
Deposits	111	117

Total assets	$5,279	$4,854

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital leases	$152	$148
Accounts payable and accrued expenses	1,508	1,485
Deferred revenues	752	771
Other current liabilities	1,447	1,615

Total current liabilities	3,859	4,019

Long-term liabilities:
Capital leases, net of current portion	108	147
Severance pay obligations	94	140

Total long-term liabilities	202	287

Total liabilities	4,061	4,306

Stockholders’ equity:
Class A common stock - par value $0.001; authorized 75,000,000 shares; issued and outstanding: 32,870,105 at December 31, 2008, and 71,932,405 at March 31, 2009.	72	33
Additional paid-in capital	174,209	173,137
Accumulated deficit	(173,063)	(172,622)

Total stockholders’ equity	1,218	548

Total liabilities and stockholders’ equity	$5,279	$4,854

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)
	Three Months Ended March 31,
	2009	2008
Revenues	$5,252	$5,395

Costs and operating expenses:
Cost of revenues	4,211	4,029
Research and development expenses	123	1,184
Selling and marketing expenses	386	1,238
General and administrative expenses	721	778
Depreciation and amortization	274	617
Restructuring costs	-	372

Total costs and operating expenses	5,715	8,218

Loss from operations	(463)	(2,823)
Other non-operating income	15	-
Capital gain	14	-
Interest (expense) income, net	(1)	(10)
Net loss before taxes	(435)	(2,833)
Income taxes	6	6
Net loss	$(441)	$(2,839)

Basic and diluted net (loss) per share	$(0.00)	$(0.09)

Basic and diluted weighted average number of shares outstanding	71,932,405	32,870,105

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Loss for the period	$(441)	$(2,839)

Adjustments to reconcile loss for the period
to net cash used in operating activities:
Depreciation of property and equipment	274	382
Amortization of intangible assets	-	235
Write-off of fixed asset	20	-
Stock based compensation	41	55
Capital gain	(14)	-
Provision for losses on accounts receivable	105	10
Change in liability for severance pay, net	(46)	(24)
Exchange rates differences on deposits, net	6	(6)

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(102)	28
Decrease in prepaid expenses and other current assets	32	16
Decrease in inventory	5	66
Increase (decrease) in accounts payable and accrued expenses	23	(883)
(Decrease) increase in deferred revenues	(19)	19
Decrease (increase) in other current liabilities	(168)	501
	157	399
Net cash used in operating activities	(284)	(2,440)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(82)
Proceeds from disposal of property and equipment	60	-
Decrease in short-term investments	-	1,707
Net cash provided by investing activities	55	1,625

Cash flows used in financing activities:
Proceeds from issuance of shares, net	1,070	-
Payment of capital leases	(35)	(17)
Net cash provided by (used in) financing activities	1,035	(17)

Increase (decrease) in cash and cash equivalents	806	(832)
Cash and cash equivalents at beginning of period	1,788	1,649
Cash and cash equivalents at end of period	$2,594	$817

	Three Months Ended March 31,
	2009	2008
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$6	$6

Supplemental schedule of financing activities:
Cash received from:
Proceeds from issuance of shares	1,170	-
Direct costs paid for services due to issuance of shares	(100)	-
Total proceeds	1,070	-

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Basis of Presentation

Financial Statement Preparation

The unaudited condensed consolidated financial statements of deltathree, Inc. and its subsidiaries (collectively referred to in this Quarterly Report on Form 10-Q as the “Company”, “we”, “us”, or “our”), of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information as of and for the periods presented have been included.

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

Going Concern

The Company has sustained significant operating losses in recent periods, which has led to a significant reduction in its cash reserves.  The Company has initiated a restructuring plan that has helped the Company cut its operating costs significantly and better align the Company’s operations with its current business model, but there are no assurances that these actions will be sufficient to return the Company to positive cash flow.  On February 10, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with D4 Holdings, LLC (“D4 Holdings”), a Delaware limited liability company. Pursuant to the terms of the Purchase Agreement, the Company issued to D4 Holdings 39,000,000 shares (the “Shares”) of Class A Common Stock, par value $0.001 per share of the Company (the “Common Stock”), representing approximately 54.3% of the total number of issued and outstanding shares of Common Stock, for an aggregate purchase price of $1,170,000, payable in cash.  In addition, the Company issued to D4 Holdings a warrant (the “Warrant”), exercisable for ten years, to purchase up to an additional 30,000,000 shares of Common Stock at an exercise price of $0.04 per share.  D4 Holdings is a private investment fund whose ownership includes owners of ACN, Inc. (“ACN”), a direct seller of telecommunications services.   The Company expects to use the proceeds from the sale of the shares of common stock to D4 Holdings primarily for working capital purposes.  Nevertheless, there are no assurances that the Company will be able to return to positive cash flow before it requires additional cash, which raises substantial doubts about the ability of the Company to continue as a going concern.

Use of Estimates

 Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

New Accounting Pronouncements

FSP FAS 107-1 and APB 28-1

In April 2009 the FASB issued FASB staff position 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This staff position applies to all financial instruments within the scope of Statement 107 held by publicly-traded companies (as defined by Opinion 28) and are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this staff position, fair values for these assets and liabilities were only disclosed once a year. The staff position now requires that these disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company is currently evaluating the additional disclosure requirements of this staff position.

FSP FAS 115-2 and FAS 124-2

In April 2009 the FASB issued FASB staff position 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("OTTI"), for investment in debt securities. This staff position applies to all entities and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Under the staff position, the primary change to the OTTI model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. In addition, the staff position requires a changes in the presentation of an OTTI in the income statement if the only reason for recognition is a credit loss (i.e., the entity does not expect to recover its entire amortized cost basis). Thus, if the entity has the intent to sell the security or it is more likely than not that it will be required to sell the security the entire impairment (amortized cost basis over fair value) will be recognized in earnings. However, if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security but the security has suffered a credit loss, the impairment charge will be separated into the credit loss component (which is recorded in earnings) and the remainder of the impairment charge (which is recorded in other comprehensive income). The Company is currently evaluating the impact that this staff position will have, if at all, on its consolidated financial statements and disclosures.

FSP FAS 157-4

In April 2009 the FASB issued FASB staff position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of Statement 157. The staff position is effective for interim and annual reporting periods ending after June 15, 2009.

Staff position 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

The staff position provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. The Company is currently evaluating the impact that this staff position will have, if at all, on its consolidated financial statements and disclosures.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock option and stock incentive compensation plans, and the weighted-average number of shares of common stock outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

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

There were no options granted during the three months ended March 31, 2009.

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

There were no restricted shares granted during the three months ended March 31, 2009.

3.           Commitments and Contingencies

Lease Commitments

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company (the “Subsidiary”), leases a 1,290 square meter office that houses the Company’s research and development facilities in Jerusalem, Israel.  On May 10, 2009, the Subsidiary provided written notice to Jerusalem Technology Park, Ltd., the landlord for the Subsidiary’s offices (the “Landlord”), that, in accordance with Section 6 of the Fifth Addendum, dated September 28, 2005, to the Lease Agreement (the “Lease”), dated May 28, 1997, between the Subsidiary and the Landlord (the “Lease”) and the terms and conditions of the Lease, the Subsidiary is terminating the Lease for the Subsidiary’s offices effective as of December 31, 2009.  In connection therewith, prior to the termination of the Lease the Subsidiary will be required to pay the Landlord a termination fee equal to approximately $40,000.  Rent expense, net for the Subsidiary was $54,756 for the three months ended March 31, 2009.

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

On February 23, 2009, defendants Vonage Holdings and Vonage America filed a motion to transfer the action from the United States District Court for the Eastern District of Texas (Tyler Division) to the United States District Court for the District of New Jersey.  The transfer motion argued that none of the parties have meaningful contacts with the Eastern District of Texas and that most of the defendants’ evidence and fact witnesses are located in or near New Jersey.  On March 6, 2009, the Company filed an Answer and Counterclaim, in which it denied that it has infringed Patent ’668 and sought declaratory judgments that: it has not infringed Patent ’668; any alleged infringement would not be actionable due to one or more of the Company’s affirmative defenses; and Patent ’668 is invalid and unenforceable due to inequitable conduct and a failure to meet the requirements of patentability.  Also on March 6, 2009, the Company joined the Vonage defendants in moving to transfer the action to the United States District Court for the District of New Jersey. The transfer motions remain pending.

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

Regulatory Taxes, Fees and Surcharges

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A,  should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf.  Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following:

●	our ability to reduce our costs and expenses and expand our revenues;
●	our ability to obtain additional capital in the near term to finance operations;
●	our ability to retain key personnel and employees needed to support our services and ongoing operations;
●	our failure to retain key customers;
●	decreasing rates of all related telecommunications services;
●	the public’s acceptance of Voice over Internet Protocol, or VoIP, telephony, and the level and rate of customer acceptance of our new products and services;
●	the competitive environment of Internet telephony and our ability to compete effectively;
●	fluctuations in our quarterly financial results;
●	our ability to maintain and operate our computer and communications systems without interruptions or security breaches;
●	our ability to operate in international markets;
●	our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of equipment owned and operated by third parties;
●	the uncertainty of future governmental regulation;
●	the need for ongoing product and service development in an environment of rapid technological change; and
●	other risks referenced from time to time in our filings with the SEC.

For a more complete list and description of such risks and uncertainties, as well as other risks, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008.  Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

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

During the first quarter of 2009 we continued to see some signs of stabilization in terms of sequential revenue, as the restructuring and cost reduction measures we began implementing in 2008 continued to gain traction and positively affect our financial performance. Following a comprehensive review of the company’s strategy initiated by the Board of Directors, we refocused our near-term strategy and market initiatives around our core VoIP reseller business, with an additional enhanced focus on key higher-growth international markets such as the Middle East, Africa, Asia and Latin America, while still supporting our existing business segments in both the service provider and direct-to-consumer business segments.    On February 12, 2009, we consummated a transaction with D4 Holdings, pursuant to which, among other things, D4 Holdings acquired (i) 39,000,000 shares of our common stock, representing approximately 54.3% of the total number of issued and outstanding shares of our common stock following the transaction and (ii) a warrant, exercisable for ten years, to purchase up to an additional 30,000,000 shares of our common stock at an exercise price of $0.04 per share.  As a result of the investment in our company by D4 Holdings, we expect to seek opportunities to provide services to ACN and enter into other commercial transactions that give us access to ACN’s international marketing and distribution capabilities.

Results of Operations - Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Revenues

Revenues decreased by approximately $0.1 million or 2% to approximately $5.3 million for the three months ended March 31, 2009, from approximately $5.4 million for the three months ended March 31, 2008.

Revenues from VoIP telephony services through our reseller and service provider division decreased approximately $0.1 million or 2% to approximately $5.2 million for the three months ended March 31, 2009, from approximately $5.3 million for the corresponding period in 2008.

Revenues from our reseller channel increased by approximately $0.3 million or 10% to approximately $3.8 million for the three months ended March 31, 2009, from approximately $3.5 million for the three months ended March 31, 2008. This increase resulted from the strategic decision we made to focus more of our efforts and resources on our reseller business.  Within the reseller business itself we made a decision to focus on servicing fewer, larger resellers rather than more, smaller resellers.   Consequently, our three largest resellers accounted for $2.56 million or approximately 68% of the reseller revenues generated. This represents approximately 49% of all revenues for the quarter. By comparison, our three largest resellers in the first quarter of 2008 accounted for $1.32 million or approximately 38% of the reseller revenue generated, which equaled approximately 25% of the total revenue for the quarter.

Revenues generated by our service provider channel decreased by approximately $0.2 million or 22% from approximately $1.0 million for the three months ended March 31, 2008, to approximately $0.8 million for the three months ended March 31, 2009; of the revenues generated in the three months ended March 31, 2009, $230,000 was a one-time payment we received from RCN Digital Services, LLC,  in connection with the termination of the Standard Service Agreement for VoIP Telephony Services dated August 8, 2007, between us and RCN. For the majority of the first quarter of 2009 we had only three service provider customers as opposed to five for the first quarter of 2008; consequently, the monthly recurring user customer base fell by nearly 50% from approximately 81,000 users in the first quarter of 2008 to 42,000 users in the first quarter of 2009.

For the three months ended March 31, 2009, gross revenues from our service provider agreement with Verizon Communications, or Verizon, equaled approximately $0.4 million, or approximately 7.6% of our gross revenues; for the three months ended March 31, 2009, gross revenues from this agreement equaled approximately $0.7 million, or approximately 7.6% of our gross revenues.  On January 15, 2009, we received notice from Verizon that no later than May 15, 2009, our service provider contract with Verizon would be terminated pursuant to the terms of the agreement.  Following the termination date we will not receive any more revenue as a result of this agreement, which could have a material adverse effect on our financial condition and results of operations.

 In addition to the decrease in revenues from our service provider channel, our revenues from VoIP telephony services through our direct-to-consumer channel (primarily iConnectHere) decreased by approximately $0.2 million or 27% to approximately $0.6 million for the three months ended March 31, 2009, from approximately $0.8 million for the same period in 2008. This was caused by a lower number of  iConnectHere users, continuing the decline that occurred through most of 2008 that resulted from our decision to focus more of our efforts and resources on our reseller business. The revenues generated by our direct-to-consumer channel include sales of our joip service, which had sales of approximately $25,000 for the quarter.

The number of minutes on our network utilized by our resellers and end-users dropped by approximately 9.8% from approximately 123 million minutes for the three months ended March 31, 2008, to approximately 111 million minutes for the three months ended March 31, 2009.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $0.2 million or 5% to approximately $4.2 million, at a 19.8% gross margin, for the three months ended March 31, 2009, from approximately $4.0 million, at a 25.3% gross margin, for the three months ended March 31, 2008. The increase in cost of revenues for the first quarter of 2009 was primarily due to the following:

●	pricing pressures affecting our margins, increasing our termination and network costs for the period approximately $0.5 million;
●	we were required to reassess our cost allocation due to the reductions in force that occurred during 2008, which contributed an additional $0.2 million to our cost of revenue; and
●	we incurred $0.2 million of expenses for devices shipped to new customers.

    These were partially offset by a decrease in salaries and related costs of approximately $0.4 million due to the reductions in force that occurred during 2008 and one-time credits for settlement of old accounts payable of approximately $0.1 million.

We also had the following one-time expenses during the first quarter of 2008 that affected our cost of revenues during that period:

●	customer support costs of approximately $0.2 million for our joip offering; and
●	a restatement of revenues related to previous years of $0.2 million, which was included in cost of sales during the first quarter of 2008.

Research and development expenses.  Research and development expenses for the three months ended March 31, 2009, were approximately $0.1 million, which represented a decrease of approximately 91% compared to research and development expenses during the three months ended March 31, 2008, of approximately $1.2 million. As a percentage of revenues, research and development expenses decreased to 1.9% for the three months ended March 31, 2009, from 22.2% for the three months ended March 31, 2008. Salaries and related expenses is the main component that comprises this item, and the decrease is mainly a result of reduction in force during 2008.

 Selling and marketing expenses.  Selling and marketing expenses decreased by approximately $0.8 million or 66.6% to approximately $0.4 million for the three months ended March 31, 2009, from approximately $1.2 million for the three months ended March 31, 2008. As a percentage of revenues, selling and marketing expenses decreased to 7.5% for the three months ended March 31, 2009, from 22.2% for the three months ended March 31, 2008. The cost of marketing efforts during the three months ended March 31, 2009, was reduced by the decrease in sales commissions’ expense resulting from our revenue decline and the reductions in force that occurred during 2008.

General and administrative expenses.  General and administrative expenses decreased by approximately $0.1 million or 12.5% to approximately $0.7 million for the three months ended March 31, 2009, from approximately $0.8 million for the three months ended March 31, 2008. As a percentage of revenues, general and administrative expenses decreased to 13.2% for the first quarter of 2009 from 14.8% in the first quarter of 2008.  Included in both periods were certain one-time costs. During the first quarter of 2008 these costs included professional fees for consultants providing strategic advisory services to the Company and costs associated with our ongoing litigation, which together totaled approximately $0.3 million. For the first quarter of 2009 these costs consisted of $0.1 million in the allowance for doubtful accounts, $0.2 million for costs associated with our ongoing litigation offset by $0.1 million as credits for settlements of old account payables.

Depreciation and amortization.  Depreciation and amortization decreased by approximately $0.3 million or 50% to approximately $0.3 million for the three months ended March 31, 2009. from approximately $0.6 million for the three months ended March 31, 2008. This was primarily due to amortization of the intangible asset that was recorded as a result of the Go2Call acquisition and write-offs of various fixed assets at the end of 2008, which substantially changed the base value of our fixed assets.

Restructuring costs. We did not record any reorganization expenses in the three month period ended March 31, 2009. For the three month period ended March 31, 2008, we recorded reorganization expenses totaling approximately $0.4 million. These were primarily one-time costs related to reductions in force as well as severance costs paid to our former Chief Executive Officer.

(Loss) Income from Operations

Net loss from operations for the three months ended March 31, 2009, was $0.5 million, compared to a net loss from operations of $2.8 million for the corresponding period in 2008. This was due primarily to the following:

●	a decrease of 21% or $0.3 million in the gross margin for the three month period ended March 31, 2009, compared to the same period in 2008;
●	a restatement of deferred revenues relating to previous years of $200,000 that was recorded in the first quarter of 2008;
●	one-time reorganization expenses incurred during the first quarter of 2008 of approximately $370,000;
●	amortization of intangible assets during the first quarter of 2008 of approximately $235,000; and
●
a decrease of approximately $1.2 million in salaries and related expenses for the three month period ended March 31, 2009, compared to the same period in 2008 due to the reductions in force that occurred during 2008.

Interest Expense, Net

Interest expense, net decreased by approximately $9,000 or 90% to approximately $1,000 for the three months ended March 31, 2009, from net expense of approximately $10,000 for the three months ended March 31, 2008.

Income Taxes, Net

Net income taxes have remained consistent at approximately $6,000 for the three months ended March 31, 2009, and for the corresponding period in 2008.

Net (Loss) Profit

For the three months ended March 31, 2009, we had a net loss of approximately $0.4 million, or $0.00 per share. For the three months ended March 31, 2008, we had a net loss of approximately $2.8 million, or $0.09 per share. The decrease in the net loss was due to the factors set forth above.

Net Operating Losses

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

Liquidity and Capital Resources

Since our inception in 1996, we have incurred significant operating and net losses, due in large part to the start-up and development of our operations and our recent losses from operations. As of March 31, 2009, we had an accumulated deficit of approximately $173 million.

As of March 31, 2009, we had cash and cash equivalents of approximately $2.6 million and restricted cash and short-term investments of approximately $0.3 million, or a total of $2.9 million in cash and restricted cash, which represented an increase of $0.8 million as compared to December 31, 2008. The increase in cash and restricted cash was primarily due to the net cash provided by financing activity of approximately $1.1 million. On February 12, 2009, we issued to D4 Holdings 39,000,000 shares of our common stock for an aggregate purchase price of $1,170,000, payable in cash, offset by $0.1 million of costs incurred in the transaction.

We generated negative cash flow from operating activities of approximately $0.3 million during the three months ended March 31, 2009, compared with negative cash flow from operating activities of approximately $2.4 million during the three months ended March 31, 2008. The decline in negative cash flow was directly attributable to the decrease in the loss for the period.

Our capital expenditures during the three months ended March 31, 2009, declined to $5,000 compared to $82,000 for the three months ended March 31, 2008. Due to the level of investment we had made in capital expenditures in previous years, we were only required to make minimal investments to maintain our overall utilization of our existing domestic and international network infrastructure. During the first quarter of 2009 we had proceeds of approximately $60,000 from sales of equipment, which resulted in a capital gain of $14,000.

We obtained our funding from our utilization of the remaining proceeds from our IPO, offset by positive or negative cash flow from our operations, and most recently from the sale of shares of our common stock to D4 Holdings. These proceeds are maintained as cash, restricted cash and short term investments. We have sustained significant operating losses in recent periods, which has led to a significant reduction in our cash reserves.   In 2008 we initiated a restructuring plan that helped us cut operating costs significantly and better align our operations with our current business model, but there are no assurances that these reductions in costs will be sufficient to return us to positive cash flow.  Based on current trends in our operations we believe that we will not have sufficient funds to meet our working capital requirements, including operating losses, and capital expenditure requirements for the next fiscal year if we do not receive additional financing.  There can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about our ability to continue as a going concern.

Item 4T.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, and as a result of the material weaknesses described below, our disclosure controls and procedures were not adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

During the course of 2008 we effected a series of reductions in force that caused the number of our employees to drop from 148 as of December 31, 2007, to 43 as of December 31, 2008. As a result of this sharp decline our ability to ensure a proper segregation of duties amongst different employees was severely curtailed. This had a material effect on our internal controls over financial reporting, and resulted in material weaknesses relating primarily to:

●	recording of revenues and deferred revenues, primarily in the authorization, monitoring and segregation of duties over our billing system; and
●	recording of cost of revenues, primarily in the authorization, monitoring and segregation of duties over our route purchasing system.

In discussion with our outside auditors we are currently actively attempting to determine how we will remediate these material weaknesses and prevent their reoccurrence, although we have not yet identified a specific course of action.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

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

DELTATHREE, INC.

Date: May 15, 2009	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Interim Chief Executive Officer and President, Senior Vice President of Operations and Technology (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Richard Grant
Name: Richard Grant
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	deltathree, Inc. Amended and Restated 2004 Stock Incentive Plan.
10.2	deltathree, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan.
10.3
Termination, Settlement Agreement and Mutual Release, dated as of February 5, 2009, by and between the Company and RCN Digital Services, LLC.  (incorporated by reference from our Current Report on Form 8-K filed on February 10, 2009).

10.4	Securities Purchase Agreement, dated as of February 10, 2009, between D4 Holdings and the Company (incorporated by reference from our Current Report on Form 8-K filed on February 12, 2009).
10.5	Investor Rights Agreement, dated as of February 12, 2009, between D4 Holdings and the Company (incorporated by reference from our Current Report on Form 8-K filed on February 12, 2009).
10.6	Warrant, dated February 12, 2009, issued by the Company in favor of D4 Holdings (incorporated by reference from our Current Report on Form 8-K filed on February 12, 2009).
10.7	Amendment No. 1 to Employment Agreement between Effi Baruch and the Company, dated as of March 17, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2009).
31.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.