Form 10-Q
period 2009-06-30
DELTATHREE INC
filed 2009-08-14
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2009, the registrant had outstanding 71,932,405 shares of common stock, par value $0.001 per share.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)
	As of June 30,	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,355	$1,788
Restricted cash and short-term investments	317	317
Accounts receivable, net	456	760
Prepaid expenses and other current assets	435	398
Inventory	36	33

Total current assets	3,599	3,296

Property and equipment, net	898	1,441
Deposits	115	117

Total assets	$4,612	$4,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital leases	$156	$148
Accounts payable and accrued expenses	1,637	1,485
Deferred revenues	715	771
Other current liabilities	1,954	1,615

Total current liabilities	4,462	4,019

Long-term liabilities:
Capital leases, net of current portion	67	147
Severance pay obligations	107	140

Total long-term liabilities	174	287

Total liabilities	4,636	4,306

Stockholders’ equity:
Class A common stock - par value $0.001; authorized 75,000,000 shares; issued and outstanding: 32,870,105 at December 31, 2008, and 71,932,405 at June 30, 2009.	72	33
Additional paid-in capital	174,228	173,137
Accumulated deficit	(174,324)	(172,622)

Total stockholders’ equity	(24)	548

Total liabilities and stockholders’ equity	$4,612	$4,854

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$5,253	$5,393	$10,505	$10,788

Costs and operating expenses:
Cost of revenues	4,553	4,027	8,764	7,856
Research and development expenses	117	1,065	240	2,249
Selling and marketing expenses	301	1,178	687	2,416
General and administrative expenses	1,256	427	1,977	1,205
Restructuring costs	-	585	-	957
Write-down for Go2call intangible asset	-	475	-	475
Deferred revenue restatement	-	396	-	596
Depreciation and amortization	252	399	526	1,016

Total costs and operating expenses	6,479	8,552	12,194	16,770

Loss from operations	(1,226)	(3,159)	(1,689)	(5,982)
Capital gain	-	-	14	-
Other non-operating income	-	12	15	12
Interest (expense), net	(31)	(61)	(32)	(71)
Net loss before taxes	(1,257)	(3,208)	(1,692)	(6,041)
Income taxes	4	9	10	15
Net loss	$(1,261)	$(3,217)	$(1,702)	$(6,056)

Basic net loss per share	$(0.02)	$(0.10)	$(0.02)	$(0.18)

Basic weighted average number of shares outstanding	71,932,405	32,870,105	71,932,405	32,870,105

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Loss for the period	$(1,702)	$(6,056)

Adjustments to reconcile loss for the period
to net cash used in operating activities:
Depreciation of property and equipment	526	1,016
Amortization of intangible assets	-	475
Write-off of fixed asset	20	-
Stock based compensation	60	127
Capital gain	(14)	-
Provision for losses on accounts receivable	180	10
Change in liability for severance pay, net	(33)	(154)
Exchange rates differences on deposits, net	2	(10)
Deferred revenue adjustments	-	396

Changes in assets and liabilities:
Decrease in accounts receivable	124	111
(Increase) decrease in prepaid expenses and other current assets	(37)	53
(Increase) decrease in inventory	(3)	33
Increase (decrease) in accounts payable and accrued expenses	152	(694)
(Decrease) in deferred revenues	(56)	(33)
Increase in other current liabilities	343	609
	1,264	1,939
Net cash used in operating activities	(438)	(4,117)

Cash flows from investing activities:
Purchase of property and equipment	(49)	(241)
Proceeds from disposal of property and equipment	60	-
Decrease in short-term investments	-	2,987
Net cash provided by investing activities	11	2,746

Cash flows used in financing activities:
Proceeds from issuance of shares, net	1,070	-
Payment of capital leases	(76)	(46)
Net cash provided by (used in) financing activities	994	(46)

Increase (decrease) in cash and cash equivalents	567	(1,417)
Cash and cash equivalents at beginning of period	1,788	1,649
Cash and cash equivalents at end of period	$2,355	$232

	Six Months Ended June 30,
	2009	2008
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$10	$14

Supplemental schedule of investing and financing activities:
Acquisition of capital leases	$-	$198
Cash received from:
Proceeds from issuance of shares	1,170	-
Direct costs paid for services due to issuance of shares	(100)	$-
Total proceeds	1,070	-

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008, included in our Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 15, 2009, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2008 fiscal year and through the date of this Report.

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.   As of June 30, 2009, the Company had negative working capital equal to approximately $863,000 as well as negative stockholders` equity equal to approximately $24,000. Management believes that the Company will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and may not be able to return to positive cash flow before it requires additional cash. There can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders might experience significant further dilution. There can be no assurance that the Company’s financial condition will improve in the foreseeable future.  As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Options to purchase an aggregate of 820,000 shares of the Company’s common stock were granted during the three months ended June 30, 2009.

B.  Restricted shares and restricted units to purchase shares of the Company’s common stock

The Company grants restricted shares and restricted units to purchase shares of the Company’s common stock to retain, reward and motivate selected employees and directors whom we believe are critical to the future success of the Company. We record compensation expense associated with non-vested restricted shares that have been granted in accordance with FAS 123R. In accordance with FAS 123R, we calculate compensation expense on the date of grant (number of shares granted multiplied by the fair value of our common stock on the date of grant) and recognize this expense, adjusted for forfeitures, ratably over the applicable vesting period.

There were no restricted shares or restricted units to purchase shares of the Company’s common stock granted during the three months ended June 30, 2009.

3.           Commitments and Contingencies

Lease Commitments

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company (the “Subsidiary”), leases a 1,290 square meter office that houses the Company’s research and development facilities in Jerusalem, Israel.  On May 10, 2009, the Subsidiary provided written notice to Jerusalem Technology Park, Ltd., the landlord for the Subsidiary’s offices (the “Landlord”), that, in accordance with Section 6 of the Fifth Addendum, dated September 28, 2005, to the Lease Agreement (the “Lease”), dated May 28, 1997, between the Subsidiary and the Landlord (the “Lease”) and the terms and conditions of the Lease, the Subsidiary is terminating the Lease for the Subsidiary’s offices effective as of December 31, 2009.  In connection therewith, prior to the termination of the Lease the Subsidiary will be required to pay the Landlord a termination fee equal to approximately $45,000.  Rent expense, net for the Subsidiary was $59,411 for the three months ended June 30, 2009.

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

On June 9, 2009, Centre One served a Disclosure of Asserted Claims and Infringement Contentions, in which it accused certain of the Company’s VoIP services, in addition to Verizon VoiceWing, of infringing Patent ’668.  Centre One identified the Company’s Hosted Consumer VoIP Solutions, Consumer Group Global Internet Phone Service, and Reseller Programs as allegedly infringing.

On June 22, 2009, the court heard arguments on the transfer motions. The court denied the motions on August 10, 2009.

Separately, on June 22, 2009, the United States Patent and Trademark Office (the “PTO”) granted a request by Verizon Long Distance LLC to reexamine Patent ’668, and issued a non-final office action rejecting all but two of the 37 claims of Patent ’668 as not patentable.  Centre One has a period of two months to respond to the office action and Verizon Long Distance has 30 days thereafter to comment on Centre One’s response.  On July 8, 9, and 10, 2009, the Company and the other defendants moved to stay the litigation in the Eastern District of Texas pending the PTO’s reexamination of Patent ’668.  Centre One opposed the stay motions on July 10, 2009.

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

The Company has recently been informed that a sealed investigation is being conducted by a U.S. governmental agency that indirectly affects a number of corporations including the Company.  The Company has been told by an attorney at the Department of Justice assisting in the handling of the matter that the Company is not a party to or a suspect in the investigation and that it is not required to assist or take any steps in connection with the investigation.  The Company has also been informed that it is expected that the investigation will be “unsealed” in the near future, at which time the other corporations and the Company will be informed as to the nature of the investigation and the Company’s rights and responsibilities in connection therewith.  Based on the foregoing, the Company believes that the investigation is not material to the Company and that its risk in relation thereto is minimal (if anything), and it has not accrued any amount as a contingent liability in connection with the investigation.

In addition, from time to time the Company is a party to legal proceedings, much of which is ordinary routine litigation incidental to the business, and is regularly required to expend time and resources in connection with such proceedings.  Accordingly, the Company, in consultation with its legal advisors, accrues amounts that management believes it is probable the Company will be required to expend in connection with all legal proceedings to which it is a party.

Regulatory Taxes, Fees and Surcharges

 The Company has completed a study of FCC-related fees that are due and has accrued approximately $200,000 of estimated fees.  The Company has also determined that it needs to collect and remit such FCC-related fees and will begin collecting and remitting such FCC-related fees and sales and excise taxes in the immediate future.

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

The Company is in the process of examining the applicability of such state and other local taxes and other fees. It has completed a study of state and local taxes and other fees and has accrued approximately $500,000 of estimated taxes and other fees.  It has also determined that it needs to collect and remit sales and excise taxes in certain states and local jurisdictions and will begin collecting and remitting such sales and excise taxes in the immediate future.  To the extent the Company increases the cost of services to its customers to recoup some of the costs of compliance, this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

In addition, it is possible that the Company will be required to collect and remit taxes, fees and surcharges in other states and local jurisdictions where it has not done so, and which such authorities may take the position that the Company should have collected. If so, they may seek to collect those past taxes, fees and surcharges from the Company and impose fines, penalties or interest charges on the Company. Our payment of these past taxes, fees and surcharges, as well as penalties and interest charges, could have a material adverse effect on the business, results of operations and financial condition of the Company.

4.           Subsequent Events

On July 29, 2009, the Company entered into an agreement with ACN Pacific Pty Ltd. (“ACN Pacific”), a wholly-owned subsidiary of ACN, Inc., pursuant to which the Company will provide digital phone and video VoIP telecommunications services to ACN Pacific. ACN Pacific will provide such services in combination with the products and services it makes available to be resold by its independent sales representatives in Australia.  Under the agreement, ACN Pacific will pay the Company a one-time set-up fee of $260,000 and a monthly subscriber-based fee thereafter. The Company will provide services under the agreement for a period of two years from the date of the launch of the services, which is expected to take place in mid-August 2009.  The agreement can be terminated by either party for cause or upon 120 days notice, and by ACN Pacific upon 30 days notice if the parties cease to remain affiliated entities.

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

Following a comprehensive review of the company’s strategy initiated by the Board of Directors, we have decided to focus our near-term strategy and market initiatives on growing our service provider business while still supporting our core VoIP reseller and direct-to-consumer business segments. While our revenues for the second quarter of 2009 remained substantially similar to our revenues for the first quarter of 2009, our net loss increased from approximately $441,000 to approximately $1,262,000. As a result, as of June 30, 2009, we had negative working capital equal to approximately $863,000 and negative stockholders’ equity equal to approximately $24,000.

 On February 12, 2009, we consummated a transaction with D4 Holdings, LLC, or D4 Holdings, pursuant to which, among other things, D4 Holdings acquired (i) 39,000,000 shares of our common stock, representing approximately 54.3% of the total number of issued and outstanding shares of our common stock following the transaction and (ii) a warrant, exercisable for ten years, to purchase up to an additional 30,000,000 shares of our common stock at an exercise price of $0.04 per share.  D4 Holdings is a private investment fund whose ownership includes owners of ACN, Inc., or ACN, a direct seller of telecommunications services.  As a result of the investment in our company by D4 Holdings, we expect to seek opportunities to provide services to ACN and enter into other commercial transactions that give us access to ACN’s international marketing and distribution capabilities.  On July 29, 2009, we entered into an agreement with ACN Pacific Pty Ltd., or ACN Pacific, a wholly-owned subsidiary of ACN, pursuant to which we will provide digital phone and video VoIP telecommunications services to ACN Pacific. ACN Pacific will provide such services in combination with the products and services it makes available to be resold by its independent sales representatives in Australia.  Under the agreement, ACN Pacific will pay us a one-time set-up fee of $260,000 and a monthly subscriber-based fee thereafter. We will provide services under the agreement for a period of two years from the date of the launch of the services, which is expected to take place in mid-August 2009.  The agreement can be terminated by either party for cause or upon 120 days notice, and by ACN Pacific upon 30 days notice if the parties cease to remain affiliated entities.

Results of Operations - Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Revenues

Revenues decreased approximately $0.1 million, or 2%, to approximately $5.3 million for the three months ended June 30, 200,9 from approximately $5.4 million for the three months ended June 30, 2008. Revenues from VoIP telephony services through our reseller and service provider sales efforts increased by approximately $0.1 million, or 2%, to approximately $4.7 million for the three months ended June 30, 2009 from approximately $4.6 million for the three months ended June 30, 2008. This occurred primarily as a result of an increase in our revenues to our biggest reseller from $0 in the second quarter of 2008 to approximately $1.9 million in the second quarter of 2009. In addition, revenues from our second largest reseller increased from approximately $0.9 million in the second quarter of 2008 to approximately $1.0 million in the second quarter of 2009. At the same time, sales to direct end-users (including our iConnectHere and joip end-users) decreased by approximately $0.2 million, or 28%, from approximately $0.7 million for the three months ended June 30, 2008, to approximately $0.5 million for the three months ended June 30, 2009. The decrease in end-user revenues was primarily due to a shift in our focus and resources away from our consumer business towards our service provider and reseller businesses. Within the reseller business itself, we made a decision in the first quarter of 2009 to focus on servicing fewer, larger resellers rather than more, smaller resellers.  Consequently, our two largest resellers accounted for approximately $2.94 million or approximately 67% of the reseller revenues generated in the second quarter of 2009.  This represents approximately 56% of all revenues for the second quarter of 2009.  By comparison, our two largest resellers in the second quarter of 2008 accounted for approximately $1.36 million or approximately 37% of the reseller revenue generated, which equaled approximately 23% of the total revenue for the second quarter of 2008.

Revenues generated by our Outsourced Platform Solution fell by approximately $0.6 million for the three months ended June 30, 2009, primarily due to the termination of our agreements with two customers. During 2008 one of these customers accounted for approximately 10.9% of our gross revenues; in the fourth quarter of 2008 this customer accounted for approximately 9.7% of our gross revenues.  Due to the termination of our agreement with this customer we will not receive any more revenue as a result of this agreement, which could have a material adverse effect on our business, financial condition and results of operations.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $0.6 million, or 15%, to approximately $4.6 million, at a 13% gross margin, for the three months ended June 30, 2009, from approximately $4.0 million, at a 26% gross margin, for the three months ended June 30, 2008. The increase in cost of revenues for the second quarter of 2009 was primarily due to:

●	pricing pressures affecting our margins, increasing our termination and network costs for the period by approximately $0.7 million; and
●	a reassessment of our cost allocation due to the reductions in force that occurred during 2008, which contributed an additional $0.2 million to our cost of revenue.

These were partially offset by a decrease in salaries and related costs of approximately $0.3 million due to the reductions in force that occurred during 2008.

Research and development expenses.  Research and development expenses decreased by approximately $1.0 million, or 91%, to approximately $0.1 million for the three months ended June 30, 2009 from approximately $1.1 million for the three months ended June 30, 2008. As a percentage of revenues, research and development expenses decreased to 2% for the three months ended June 30, 2009, from 19% for the three months ended June 30, 2008, due to the reductions in force that occurred during the second half of 2008.

Selling and marketing expenses.  Selling and marketing expenses decreased by approximately $0.9 million, or 75%, to approximately $0.3 million for the three months ended June 30, 2009, from approximately $1.2 million for the three months ended June 30, 2008. As a percentage of revenues, sales and marketing expenses decreased to 6% for the three months ended June 30, 2009, from 22% for the three months ended June 30, 2008. This decline was primarily caused by the decrease in sales commissions’ expenses resulting from the decline in our revenue and the reductions in force that occurred during the second half of 2008.

General and administrative expenses.  General and administrative expenses increased by approximately $0.9 million, or 225%, to approximately $1.3 million for the three months ended June 30, 2009, from approximately $0.4 million for the three months ended June 30, 2008. As a percentage of revenues, general and administrative expenses increased to 25% for the three months ended June 30, 2009, from 7% for the three months ended June 30, 2008, primarily due to an increase in legal and professional fees and litigation and other related expenses.

Depreciation and amortization.  Depreciation and amortization decreased by approximately $0.1 million, or 25%, to approximately $0.3 million for the three months ended June 30, 2009, from approximately $0.4 million for the three months ended June 30, 2008. This was primarily due to amortization of the intangible asset that was recorded as a result of the Go2Call acquisition and write-offs of various fixed assets at the end of 2008, which substantially changed the base value of our fixed assets.

 Restructuring costs. We did not record any reorganization expenses for the three months ended June 30, 2009. For the three months ended June 30, 2008, we recorded reorganization expenses totaling approximately $0.6 million. These were primarily one-time costs related to reductions in force. In addition, we subleased our New York office for the remaining term of the lease and have accrued the shortfall due to the landlord and legal costs and broker fees associated with the sublease.

Write-down of Go2Call intangible asset.  During the three months ended June 30, 2008, we wrote off $475,000, approximately representing the entire amount of an asset we acquired as part of the Go2Call transaction in order to properly adjust the value of the intangible asset associated with that asset. No such expenses were recorded for the three months ended June 30, 2009.

Deferred revenue restatement.  For the three months ended June 30, 2008, we restated the deferred revenue liability to include $396,000 in deferred revenue.   We did not take any such charge for the three months ended June 30, 2009.

Loss from Operations

As a result of the above, operating loss for the three months ended June 30, 2009, was approximately $1.2 million, a decrease of 63% compared to the operating loss of approximately $3.2 million for the three months ended June 30, 2008.

Interest Expense, Net

Interest expense, net decreased by approximately $30,000 to approximately $31,000 for the three months ended June 30, 2009 from net expense of approximately $61,000 for the three months ended June 30, 2008.

Income Taxes, Net

We accrued net income taxes of approximately $4,000 for the three months ended June 30, 2009, compared to approximately $9,000, for the three months ended June 30, 2008. There was no income tax provisions recorded during the three months ended June 30, 2009, since we experienced a net loss for the period.

As of December 31, 2008, we had net operating loss carryforwards, or NOLs, generated in the U.S. of approximately $80.0 million. Our issuance of common stock to D4 Holdings in February 2009 may constitute an “ownership change”, as defined in Section 382 of the Internal Revenue Code, which may result in a loss of a substantial amount of the NOLs we have accrued and our ability to offset income that we may generate in the future.  Our ability to use our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.  We have not recorded deferred taxes in respect of the NOLs since it is unlikely that we will be able to utilize these NOLs.

Net Loss

For the three months ended June 30, 2009 we had a net loss of approximately $1.3 million. For the three months ended June 30, 2008 we had a net loss of approximately $3.2 million. The decrease in the net loss was due to the factors set forth above.

Results of Operations - Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Revenues

Revenues decreased by approximately $0.3 million, or 3%, to approximately $10.5 million for the six months ended June 30, 2009, from approximately $10.8 million for the six months ended June 30, 2008. Revenues from VoIP telephony services through our reseller and service provider sales efforts increased approximately $0.2 million, or 2%, to approximately $9.3 million for the six months ended June 30, 2009, from approximately $9.1 million for the six months ended June 30, 2008. This occurred primarily as a result of an increase in our revenues to our biggest reseller from $0 in the first half of 2008 to approximately $3.1 million in the first half of 2009. In addition, revenues from our second largest reseller increased from approximately $1.5 million in the first half of 2008 to approximately $2.0 million in the first half of 2009. At the same time, sales to direct end-users (including our iConnectHere and joip end-users) decreased by approximately $0.4 million, or 27%, from approximately $1.5 million for the six months ended June 30, 2008, to approximately $1.1 million for the six months ended June 30, 2009. The decrease in end-user revenues was primarily due to a shift in our focus and resources away from our consumer business towards our service provider and reseller businesses. Within the reseller business itself, we made a decision in the first quarter of 2009 to focus on servicing fewer, larger resellers rather than more, smaller resellers.  Consequently, our two largest resellers accounted for approximately $5.25 million or approximately 64% of the reseller revenues generated in the first half of 2009.  This represents approximately 50% of all revenues for the first half of 2009.  By comparison, our two largest resellers in the first half of 2008 accounted for approximately $2.38 million or approximately 33% of the reseller revenue generated, which equaled approximately 22% of the total revenue for the first half of 2008.

Revenues generated by our Outsourced Platform Solution fell by approximately $0.9 million for the six months ended June 30, 2009, primarily due to the termination of our agreements with two material customers.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $0.9 million, or 11.4%, to approximately $8.8 million, at a 16.6% gross margin, for the six months ended June 30, 2009, from approximately $7.9 million, at a 27.2% gross margin, for the six months ended June 30, 2008. The increase in cost of revenues for the first half of 2009 was primarily due to:

●	pricing pressures affecting our margins, which lead to an increase in our termination and network costs for the period by approximately $1.4 million;
●	a reassessment of our cost allocation due to the reductions in force that occurred during 2008, which contributed an additional $0.4 million to our cost of revenue; and
●	the incurrence of $0.3 million of expenses for devices shipped to new customers.

These were partially offset by a decrease in salaries and related costs of approximately $0.7 million due to the reductions in force that occurred during 2008 and one-time credits for settlement of old accounts payable of approximately $0.1 million.

We also had the following one-time expenses during the first half of 2008 that affected our cost of revenues during that period:

●	customer support costs of approximately $0.2 million for our joip offering; and
●	a restatement of revenues related to previous years of $0.2 million, which was included in cost of sales for the first half of 2008.

Research and development expenses.  Research and development expenses for the six months ended June 30, 2009, were approximately $0.2 million, which represented a decrease of approximately 91% compared to research and development expenses of approximately $2.2 million for the six months ended June 30, 2008. As a percentage of revenues, research and development expenses decreased to 1.9% for the six months ended June 30, 2009, from 20.4% for the six months ended June 30, 2008. Since salaries and related expenses are the main components that comprise this item, the decrease was mainly a result of the reductions in force that occurred during the second half of 2008.

 Selling and marketing expenses.  Selling and marketing expenses decreased by approximately $1.7 million, or 71%, to approximately $0.7 million for the six months ended June 30, 2009, from approximately $2.4 million for the six months ended June 30, 2008. As a percentage of revenues, selling and marketing expenses decreased to 7% for the six months ended June 30, 2009, from 22% for the six months ended June 30, 2008. This decline was primarily caused by the decrease in sales commissions’ expense and salaries resulting from our decline in our revenue and the reductions in force that occurred during the second half of 2008.

General and administrative expenses.  General and administrative expenses increased by approximately $0.8 million, or 67%, to approximately $2.0 million for the six months ended June 30, 2009, from approximately $1.2 million for the six months ended June 30, 2008. As a percentage of revenues, general and administrative expenses increased to 19% for the first half of 2009 from 11% for the first half of 2008, primarily due to an increase in legal and professional fees and litigation and other related expenses.

Depreciation and amortization.  Depreciation and amortization decreased by approximately $0.5 million, or 50%, to approximately $0.5 million for the six months ended June 30, 2009, from approximately $1.0 million for the six months ended June 30, 2008. This was primarily due to amortization of the intangible asset that was recorded as a result of the Go2Call acquisition and write-offs of various fixed assets at the end of 2008, which substantially changed the base value of our fixed assets.

Restructuring costs. We did not record any reorganization expenses for the six months ended June 30, 2009. For the six months ended June 30, 2008, we recorded reorganization expenses totaling approximately $1.0 million. These were primarily one-time costs related to reductions in force. In addition, we subleased our New York office for the remaining term of the lease and have accrued the shortfall due to the landlord and legal costs and broker fees associated with the sublease.

Write-down of Go2Call intangible asset.    During the first half of 2008, we wrote off approximately $475,000, representing the entire amount of an asset we acquired as part of the Go2Call transaction in order to properly adjust the value of the intangible asset associated with that asset.  We did not write off any intangible asset for the six months ended June 30, 2009.

Deferred revenue restatement.   For the three months ended March 31, 2008, we took a $200,000 charge as an initial estimate to the deferred revenue liability.  As part of a continued review of the deferred revenue liability, we determined that amount was insufficient and adjusted such amount during the three months ended June 30, 2008, by an additional $396,000. We did not take any such charge for the six months ended June 30, 2009.

Loss from Operations

As a result of the above, operating loss for the six months ended June 30, 2009, was approximately $1.7 million, a decrease of 72% compared to the operating loss of approximately $6.0 million for the six months ended June 30, 2008.

Interest Expense, Net

Interest expense, net decreased by approximately $39,000, or 55%, to approximately $32,000 for the six months ended June 30, 2009, from net expense of approximately $71,000 for the six months ended June 30, 2008.

Income Taxes, Net

Income taxes, net decreased by approximately $5,000, or 33%, to approximately $10,000 for the six months ended June 30, 2009, from net expense of approximately $15,000 for the six months ended June 30, 2008.

Net Loss

For the six months ended June 30, 2009, we had a net loss of approximately $1.7 million, or $0.02 per share. For the six months ended June 30, 2008, we had a net loss of approximately $6.1 million or $0.18 per share. The decrease in the net loss was due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in 1996, we have incurred significant operating and net losses. As of June 30, 2009, we had an accumulated deficit of approximately $174 million.

As of June 30, 2009, we had cash and cash equivalents of approximately $2.4 million and restricted cash and short-term investments of approximately $0.3 million, or a total of $2.7 million in cash and restricted cash, which represented an increase of $0.6 million as compared to $2.1 million in cash and restricted cash as of December 31, 2008. On February 12, 2009, we issued to D4 Holdings 39,000,000 shares of our common stock for an aggregate purchase price of $1,170,000, payable in cash, offset by $0.1 million of costs incurred in the transaction. The increase in cash and restricted cash was primarily due to the net cash provided by financing activities of approximately $1.1 million, as reduced by our losses during the first half of 2009.

During the six months ended June 30, 2009, we generated negative cash flow from operating activities of approximately $0.4 million compared with negative cash flow from operating activities of approximately $4.1 million during the six months ended June 30, 2008.

Our capital expenditures during the six months ended June 30, 2009, declined to $49,000 compared to $241,000 for the six months ended June 30, 2008. Due to the level of investment we had made in capital expenditures in previous years, we were only required to make minimal investments to maintain our overall utilization of our existing domestic and international network infrastructure. During the first half of 2009 we had proceeds of approximately $60,000 from sales of equipment, which resulted in a capital gain of $14,000.

We obtained our funding from our utilization of the remaining proceeds from our initial public offering, offset by positive or negative cash flow from our operations, and most recently from the sale of shares of our common stock to D4 Holdings in February 2009. These proceeds are maintained as cash, restricted cash and short term investments.  As of June 30, 2009, we had negative working capital equal to approximately $863,000 as well as negative stockholders` equity equal to approximately $24,000. Management believes that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and may not be able to return to positive cash flow before we require additional cash. There can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. There can be no assurances that our financial condition will improve in the foreseeable future.  As a result of the foregoing factors, there is substantial doubt about our ability to continue as a going concern.

 Item 4T.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, and as a result of the material weaknesses described below, our disclosure controls and procedures were not adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

During the course of 2008 we affected a series of reductions in force that caused the number of our employees to drop from 148 as of December 31, 2007, to 44 as of June 30, 2009. As a result of this sharp decline our ability to ensure a proper segregation of duties amongst different employees was severely curtailed. This had a material effect on our internal controls over financial reporting, and resulted in material weaknesses relating primarily to:

●	recording of revenues and deferred revenues, primarily in the authorization, monitoring and segregation of duties over our billing system; and
●	recording of cost of revenues, primarily in the authorization, monitoring and segregation of duties over our route purchasing system.

In discussion with our auditors we are currently actively attempting to determine how we will remediate these material weaknesses and prevent their reoccurrence, although we have not yet identified a specific course of action.

 PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

There have been no material changes to our Legal Proceedings as described in Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, as filed with the SEC, except as described below.

On June 9, 2009, Centre One served a Disclosure of Asserted Claims and Infringement Contentions, in which it accused certain of our VoIP services, in addition to Verizon VoiceWing, of infringing Patent ’668.  Centre One identified our Hosted Consumer VoIP Solutions, Consumer Group Global Internet Phone Service, and Reseller Programs as allegedly infringing.

On June 22, 2009, the court heard arguments on the transfer motions.  The court denied the motions on August 10, 2009.

Separately, on June 22, 2009, the United States Patent and Trademark Office (the “PTO”) granted a request by Verizon Long Distance LLC to reexamine Patent ’668, and issued a non-final office action rejecting all but two of the 37 claims of Patent ’668 as not patentable.  Centre One has a period of two months to respond to the office action and Verizon Long Distance has 30 days thereafter to comment on Centre One’s response.  On July 8, 9, and 10, 2009, we and the other defendants moved to stay the litigation in the Eastern District of Texas pending the PTO’s reexamination of Patent ’668.  Centre One opposed the stay motions on July 10, 2009.

We have recently been informed that a sealed investigation is being conducted by a U.S. governmental agency that indirectly affects a number of corporations including us.  We have been told by an attorney at the Department of Justice assisting in the handling of the matter that we are not a party to or a suspect in the investigation and that we are not required to assist or take any steps in connection with the investigation.  We have also been informed that it is expected that the investigation will be “unsealed” in the near future, at which time the other corporations and we will be informed as to the nature of the investigation and our rights and responsibilities in connection therewith.  Based on the foregoing, we believe that the investigation is not material to us and that our risk in relation thereto is minimal (if anything), and we have not accrued any amount as a contingent liability in connection with the investigation.

We are not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

Item 1A.   Risk Factors.

There have been no material changes to our risk factors as described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC, except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors and except as described below.

We are substantially dependent upon a few material customers, and any significant decline in our sales to those customers could have a material adverse effect on our revenues.

In 2008, one customer accounted for approximately 16.5% of our annual gross revenues. In the second quarter of 2009, this customer accounted for approximately 37% of our gross revenues and another customer accounted for approximately 19% of our gross revenues for the quarter.  We have no long-term agreements with these customers, and we have no assurance that they will continue to purchase services from us in the future.  Any significant decline in our sales to, or our ability to collect accounts receivables from, these customers could have a material adverse effect on our business, results of operations and financial condition.  In addition, because we have recently begun focusing on servicing fewer, larger reseller customers rather than many, smaller reseller customers, it is probable that our dependence upon a few material customers will increase in the future.

In addition, during 2008 a different customer accounted for approximately 10.9% of our gross revenues; in the fourth quarter of 2008 this customer accounted for approximately 9.7% of our gross revenues.  In January 2009, we received notice from this customer that no later than May 15, 2009, our service provider contract would be terminated pursuant to the terms of the agreement.  Accordingly, we will not receive any more revenue as a result of this agreement, which could have a material adverse effect on our business, results of operations and financial condition.

We believe that we will need additional capital to continue our operations.

We have sustained significant operating losses in recent periods, which have led to a significant reduction in our cash reserves.  As of June 30, 2009, we had negative working capital of approximately $863,000 as well as negative stockholders’ equity of approximately $24,000. Management believes that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash. Accordingly, we believe that, unless we are able to increase our revenues, we will not have sufficient funds to continue our current operations over the foreseeable future if we do not receive additional financing.  There can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  In addition, as a result of D4 Holdings’ controlling interest in our company, D4 Holdings will be able to exercise a controlling influence over future issuances of capital stock or other securities by us and a third party may be deterred from investing in us.

We need to retain key personnel to support our products and ongoing operations.

The marketing and operations of our VoIP products and services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other key employees whom we rely upon to run our operations; this is particularly true following the significant reduction in the number of employees that occurred as a result of the reductions in force during 2008. Currently, except for employees providing sales support, there is only one employee in our company dedicated to sales and business development.  Except for Mr. Effi Baruch, our interim Chief Executive Officer and President, and Senior Vice President of Technology and Operations, none of our officers or key employees is subject to an employment agreement for any specific term. The loss of the services of any of these officers or key employees could impact our ability to run our operations and delay the development and introduction of, and negatively impact our ability to sell, our products, either of which could adversely affect our financial results. We currently do not maintain key person life insurance policies on any of our employees.

Item 6.     Exhibits.

See Exhibit Index on page 19 for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: August 14, 2009	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Interim Chief Executive Officer and President, Senior Vice President of Operations and Technology (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Ziv Zviel
Name: Ziv Zviel
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation.
10.1	deltathree, Inc. 2009 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 22, 2009).
10.2	Form of deltathree, Inc. 2009 Stock Incentive Plan Incentive Stock Option Grant Agreement.
10.3	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement (for U.S. taxpayers).
10.4	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement under Section 102(b)(2) of the Israeli Income Tax Ordinance (for Israeli taxpayers).
10.5	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement under Section 3(i) of the Israeli Income Tax Ordinance (for Israel taxpayers).
10.6	Form of deltathree, Inc. 2009 Stock Incentive Plan Restricted Stock Award Agreement (for U.S. taxpayers).
10.7	Form of deltathree, Inc. 2009 Stock Incentive Plan Restricted Stock Award Agreement (for Israeli taxpayers).
10.8	Offer of Employment Letter between the Company and Ziv Zviel, dated as of June 18, 2009 (incorporated by reference from our Current Report on Form 8-K filed on June 18, 2009).
31.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.