Form 10-Q
period 2009-09-30
DELTATHREE INC
filed 2009-11-12
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-28063

deltathree, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4006766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

224 West 35th Street, New York, N.Y.	10001-2533
(Address of principal executive offices)	(Zip Code)

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

As of November 9, 2009, the registrant had outstanding 71,932,405 shares of common stock, par value $0.001 per share.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements
DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)
	As of September 30, 2009	As of December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,367	$1,788
Restricted cash and short-term investments	317	317
Accounts receivable, net	443	760
Prepaid expenses and other current assets	403	398
Inventory	28	33

Total current assets	3,558	3,296

Property and equipment, net	771	1,441
Deposits	68	117

Total assets	$4,397	$4,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital leases	$161	$148
Accounts payable and accrued expenses	2,005	1,485
Deferred revenues	858	771
Other current liabilities	1,661	1,615

Total current liabilities	4,685	4,019

Long-term liabilities:
Capital leases, net of current portion	25	147
Severance pay obligations	99	140

Total long-term liabilities	124	287

Total liabilities	4,809	4,306

Stockholders’ equity:
Common stock, par value $0.001 per share - authorized: 200,000,000 shares; issued and outstanding: 32,870,105 at December 31, 2008, and 71,962,405 at September 30, 2009.	72	33
Additional paid-in capital	174,207	173,137
Accumulated deficit	(174,691)	(172,622)

Total stockholders’ equity	(412)	548

Total liabilities and stockholders’ equity	$4,397	$4,854

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$4,814	$4,792	$15,319	$15,580

Costs and operating expenses:
Cost of revenues	4,034	3,414	12,798	11,269
Research and development expenses	94	607	334	2,857
Selling and marketing expenses	227	638	914	3,055
General and administrative expenses	650	692	2,627	1,897
Restructuring costs	-	-	-	957
Write-down of Go2call intangible asset	-	3,091	-	3,566
Deferred revenue restatement	-	-	-	596
Depreciation and amortization	197	478	723	1,494

Total costs and operating expenses	5,202	8,920	17,396	25,691

Loss from operations	(388)	(4,128)	(2,077)	(10,111)
Capital gain	72	-	86	-
Other non-operating income	-	7	15	18
Interest (expense), net	(32)	93	(64)	23
Net loss before taxes	(348)	(4,028)	(2,040)	(10,070)
Income taxes	19	12	29	27
Net loss	$(367)	$(4,040)	$(2,069)	$(10,097)

Basic net loss per share	$(0.01)	$(0.12)	$(0.03)	$(0.31)

Basic weighted average number of shares outstanding	71,962,405	32,870,105	71,962,405	32,870,105

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Loss for the period	$(2,069)	$(10,097)

Adjustments to reconcile loss for the period
to net cash used in operating activities:
Depreciation of property and equipment	723	1,156
Amortization of intangible assets	-	338
Write-off of fixed asset	20	-
Stock-based compensation	35	285
Capital gain	(86)	(2)
Provision for losses on accounts receivable	186	121
Change in liability for severance pay, net	(41)	(162)
Exchange rates differences on deposits, net	(1)	(5)
Deferred revenue adjustments	-	596
Write-down of Go2call intangible asset	-	3,566
Changes in assets and liabilities:
Decrease in accounts receivable	131	150
(Increase) decrease in prepaid expenses and other current assets	(53)	33
Decrease in inventory	5	112
Increase (decrease) in accounts payable and accrued expenses	520	(848)
Increase (decrease) in deferred revenues	87	(70)
Increase (decrease) in other current liabilities	46	(329)
Increase in other long-term liabilities	-	181
	1,604	5,122
Net cash used in operating activities	(497)	(4,975)
Cash flows from investing activities:
Change in long-term deposits	50	50
Purchase of property and equipment	(142)	(327)
Proceeds from disposal of property and equipment	156	21
Decrease in short-term investments	-	5,501
Net cash provided by investing activities	64	5,245
Cash flows used in financing activities:
Release of restricted cash	47	-
Proceeds from exercise of employee options	4	-
Proceeds from issuance of shares, net	1,070	-
Payment of capital leases	(109)	(80)
Net cash provided by (used in) financing activities	1,012	(80)

Increase in cash and cash equivalents	579	190
Cash and cash equivalents at beginning of period	1,788	1,649
Cash and cash equivalents at end of period	$2,367	$1,839

	Nine Months Ended September 30,
	2009	2008
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$25	$14

Supplemental schedule of investing and financing activities:
Acquisition of capital leases	$-	$198
Cash received from:
Proceeds from issuance of shares	1,170	-
Direct costs paid for services due to issuance of shares	100	$-
Total proceeds	1,070	-

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on April 15, 2009, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 15, 2009, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 14, 2009, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2008 fiscal year and through the date of this Report.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168) [ASC 105-10].  SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  The Codification has become the exclusive authoritative reference effective September 30, 2009.  This Form 10-Q includes the new Codification numbering system along with the former references.

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.   As of September 30, 2009, the Company had negative working capital equal to approximately $1,127,000 as well as negative stockholders’ equity equal to approximately $412,000. Management believes that the Company will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and may not be able to return to positive cash flow before it requires additional cash. There can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders might experience significant further dilution. There can be no assurance that the Company’s financial condition will improve in the foreseeable future.  As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

2.           Stock-Based Compensation

A.  Options

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period in accordance with the provisions of  FASB Statement No. 123R, “Accounting for Stock-Based Compensation” (FAS 123R) [ASC 718-10]. The Company adopted the provisions of FAS 123R [ASC 718-10] on January 1, 2006, the first day of the Company’s fiscal year in 2006, using a modified prospective application. Under the modified prospective method, prior periods’ grant date fair values are not revised. The valuation provisions of FAS 123R [ASC 718-10] apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123R [ASC 718-10].

The Company has no awards with market or performance conditions.

The Company used the implied volatility market-traded options in the Company’s stock for the expected volatility assumption input in the Black-Scholes model, consistent with the guidance in FAS 123R [ASC 718-10].

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

Options to purchase an aggregate of 3,740,000 shares of the Company’s common stock were granted during the three months ended September 30, 2009.

B.  Restricted shares and restricted units to purchase shares of the Company’s common stock

The Company grants restricted shares to retain, reward and motivate selected employees and directors whom we believe are critical to the future success of the Company. We record compensation expense associated with non-vested restricted shares that have been granted in accordance with FAS 123R [ASC 718-10]. In accordance with FAS 123R [ASC 718-10], we calculate compensation expense on the date of grant (number of shares granted multiplied by the fair value of our common stock on the date of grant) and recognize this expense, adjusted for forfeitures, ratably over the applicable vesting period.

There were no restricted shares granted during the three months ended September 30, 2009.

3.           Commitments and Contingencies

Lease Commitments

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company (the “Subsidiary”), leases a 1,290 square meter office that houses the Company’s research and development facilities in Jerusalem, Israel.  On October 20, 2009, the Subsidiary and the landlord executed an amendment to the Lease Agreement pursuant to which, retroactive to July 1, 2009, the number of square meters comprising the office space under the lease was reduced by 556 square meters and the term of the lease was extended to June 30, 2012, with an option for the Subsidiary to extend the term for an additional 36 months thereafter.  Rent expense, net for the Subsidiary was $42,000 for the three months ended September 30, 2009.

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

On June 22, 2009, the United States Patent and Trademark Office (the “PTO”) granted a request by Verizon Long Distance LLC to reexamine Patent ’668, and issued a non-final office action rejecting all but two of the 37 claims of Patent ’668 as not patentable.   On July 8, 9, and 10, 2009, the Company and the other defendants moved to stay the litigation in the Eastern District of Texas pending the PTO’s reexamination of Patent ’668.  Centre One opposed the stay motions on July 10, 2009.  The court has not yet ruled on the stay motions.

On July 14, 2009, Verizon Long Distance, and on August 13, 2009, the Company and Vonage, filed Invalidity Contentions seeking to invalidate under 35 U.S.C. §102 and/or §103 all of the claims of Patent ’668 asserted over prior patents and publications of third parties not disclosed to the PTO at the time that Patent ’668 was granted.

On August 24, 2009, Centre One amended at the PTO 12 of the 21 claims it had asserted in the litigation.  On September 18, 2009, Centre One moved to amend its Infringement Contentions to withdraw the claims it had amended at the PTO and to assert two additional claims of infringement.  The Company and the other defendants agreed to the withdrawn claims but opposed Centre One’s attempt to assert new claims.  The court has not yet ruled on the motion.

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

Regulatory Taxes, Fees and Surcharges

The Company has completed a study of FCC-related fees that are due and has accrued approximately $200,000 of estimated fees. The Company has recently filed with the FCC the required reports disclosing the amounts it believes are due. The Company expects to pay such fees in the near future upon receipt of invoices corresponding to such reports and, if necessary, to adjust the accrual.

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

In addition, it is possible that the Company will be required to collect and remit taxes, fees and surcharges in other states and local jurisdictions where it has not done so, and which such authorities may take the position that the Company should have collected. If so, such regulatory authorities may seek to collect those past taxes, fees and surcharges from the Company and impose fines, penalties or interest charges on the Company. Our payment of these past taxes, fees and surcharges, as well as penalties and interest charges, could have a material adverse effect on the business, results of operations and financial condition of the Company.

4.           Subsequent Events

On October 9, 2009, the Company and Ojo Service, LLC (“OJO Service”), a wholly-owned subsidiary of WorldGate Communications, Inc. (“WorldGate”), entered into a Master Service Agreement (the “Agreement”) pursuant to which the Company will provide OJO Service wholesale voice-over-IP telephony and video services in the United States.  Pursuant to the terms of the Agreement, OJO Service will pay the Company an activation fee and monthly subscriber fee for each customer of OJO Service that subscribes to the services provided by the Company to OJO Service.  If OJO Service does not incur charges payable to the Company of at least $300,000 during the six month period following the date that the first subscriber of OJO Service is provided service, OJO Service will be obligated to pay the Company an amount equal to 33% multiplied by the difference between $300,000 and the actual amount of such charges during such six month period. The Company will provide such services for a period of five years from the date OJO Service begins offering the services provided under the Agreement to its subscribers.  The term will renew automatically for successive terms of one year each unless either party provides the other party written notice of termination at least 180 days prior to the expiration of the then-current term.  The Agreement can be terminated by either party for cause or upon 180 days notice for convenience. As further discussed below under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”, the Company is majority-owned by D4 Holdings, LLC (“D4 Holdings”). WorldGate is majority-owned by WGI Investor LLC (“WGI Investor”).  D4 Holdings and WGI Investor have common majority ownership and a common manager.

On November 3, 2009, the Company was informed that the operations of its largest customer had been suspended.  In 2008, this customer accounted for approximately 16.5% of the Company’s annual gross revenues, and in the third quarter of 2009 this customer accounted for approximately 29% of the Company’s gross revenues.  At this time the Company does not know if or when such customer will resume its operations or if, following any such resumption of operations, the Company and such customer will resume their commercial relationship.  The loss of revenue attributable to this customer could have a material adverse effect on the Company’s financial condition and results of operations.

A dispute has recently arisen with one of our vendors regarding our potential liability for the unauthorized use of our network by an outside third party.  We believe that the total amount of such potential liability may be up to approximately $600,000.  Although we believe that, for various reasons, we may not be required to assume such liability, in the event that we are required to pay all or part of such amount this could have a material adverse effect on our financial condition and results of operations.

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

Forward-Looking Statements

This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf.  Words such as “may,” “expect,” “anticipate,” “forecast,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following:

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

For a more complete list and description of such risks and uncertainties, as well as other risks, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008.  Except as required under the federal securities laws and the rules and regulations promulgated thereunder, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Following a comprehensive review of the company’s strategy in the second quarter of 2009, we decided to focus our near-term strategy and market initiatives on growing our service provider business while still supporting our core VoIP reseller and direct-to-consumer business segments. While our revenues for the third quarter of 2009 remained substantially similar to our revenues for the second quarter of 2009, our net loss decreased from approximately $1,261,000 to approximately $367,000. As of September 30, 2009, we had negative working capital equal to approximately $1,127,000 and negative stockholders’ equity equal to approximately $412,000.

On February 12, 2009, we consummated a transaction with D4 Holdings, LLC, or D4 Holdings, pursuant to which, among other things, D4 Holdings acquired (i) 39,000,000 shares of our common stock, representing approximately 54.3% of the total number of issued and outstanding shares of our common stock following the transaction and (ii) a warrant, exercisable for ten years, to purchase up to an additional 30,000,000 shares of our common stock at an exercise price of $0.04 per share.  D4 Holdings is a private investment fund whose ownership includes owners of ACN, Inc., or ACN, a direct seller of telecommunications services.  As a result of the investment in our company by D4 Holdings, we expect to seek opportunities to provide services to ACN and enter into other commercial transactions that give us access to ACN’s international marketing and distribution capabilities.  On July 29, 2009, we entered into an agreement with ACN Pacific Pty Ltd., or ACN Pacific, a wholly-owned subsidiary of ACN, pursuant to which we provide digital phone and video VoIP telecommunications services to ACN Pacific. ACN Pacific provides such services in combination with the products and services it makes available to be resold by its independent sales representatives in Australia.  Under the agreement, ACN Pacific is required to pay us a one-time set-up fee of $260,000 and will pay us a monthly subscriber-based fee going forward. We will provide services under the agreement for a period of two years from the launch of the services in mid-August 2009.  The agreement can be terminated by either party for cause or upon 120 days notice, and by ACN Pacific upon 30 days notice if the parties cease to remain affiliated entities. In addition, on October 9, 2009, we entered into an agreement with Ojo Service, LLC, a wholly-owned subsidiary of WorldGate Communications, Inc., pursuant to which we will provide OJO Service wholesale voice-over-IP telephony and video services in the United States.  Pursuant to the terms of the agreement, OJO Service will pay us an activation fee and monthly subscriber fee for each customer of OJO Service that subscribes to the services provided by us to OJO Service.  If OJO Service does not incur charges payable to us of at least $300,000 during the six month period following the date that the first subscriber of OJO Service is provided service, OJO Service will be obligated to pay us an amount equal to 33% multiplied by the difference between $300,000 and the actual amount of such charges during such six month period. We will provide such services for a period of five years from the date OJO Service begins offering the services provided under the agreement to its subscribers.  The term will renew automatically for successive terms of one year each unless either party provides the other party written notice of termination at least 180 days prior to the expiration of the then-current term.  The agreement can be terminated by either party for cause or upon 180 days notice for convenience.  Worldgate is majority-owned by WGI Investor LLC, which has common majority ownership and a common manager with D4 Holdings, the holder of a majority of our outstanding securities.  Each of Robert Stevanovski, Anthony Cassara, David Stevanovski and Gregory Provenzano serves on our board of directors and the board of directors of WorldGate, and each has an indirect ownership interest in D4 Holdings and WGI Investor.

Results of Operations - Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

Revenues

Revenues for the three months ended September 30, 2009, totaled $4.8 million, the same as for the three months ended September 30, 2008. Revenues from our reseller and service provider divisions increased by approximately $0.2 million, or 6%, to approximately $4.3 million for the three months ended September 30, 2009, from approximately $4.1 million for the three months ended September 30, 2008. This occurred primarily as a result of an increase in revenues generated by our largest reseller from zero in the third quarter of 2008 to approximately $1.4 million in the third quarter of 2009 offset by a significant decrease in revenues generated by our smaller resellers during that period. In addition, revenues from our second largest reseller increased slightly from approximately $0.9 million in the third quarter of 2008 to approximately $1.0 million in the third quarter of 2009.

Within the reseller business itself, we made a decision in the first quarter of 2009 to focus on servicing fewer, larger resellers rather than more, smaller resellers.  Consequently, our two largest resellers accounted for approximately $2.4 million, or approximately 63%, of the revenue generated from our reseller division in the third quarter of 2009.  This represented approximately 50% of our total revenue for the third quarter of 2009.  By comparison, in the third quarter of 2008 our two largest resellers accounted for approximately $1.3 million, or approximately 40%, of the revenue generated from our reseller division, which equaled approximately 27% of our total revenue for the third quarter of 2008.

Revenues generated by our service provider division decreased by approximately $0.4 million, or 44%, to $0.5 million for the three months ended September 30, 2009, from $0.9 million for the three months ended September 30, 2008, primarily due to the termination of our agreements with two customers This included the termination of our agreement with our largest service provider client, which accounted for revenue of approximately $0.5 million in the third quarter of 2008 (representing approximately 10% of our gross revenues for that quarter). As a result of the termination of this agreement we did not receive any revenues for this client in the three months ended September 30, 2009. During the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, pursuant to which we will provide digital phone and video VoIP telecommunications services to ACN Pacific. Pursuant to this agreement, ACN Pacific is required to pay us a one-time set-up fee of $260,000 and will pay us a monthly subscriber-based fee going forward.

Sales to direct consumers decreased by approximately $0.2 million, or 30%, to approximately $0.5 million for the three months ended September 30, 2009, from approximately $0.7 million for the three months ended September 30, 2008. The decrease in consumer revenues was primarily due to a shift in our focus and resources away from our consumer division.

On November 3, 2009, we were informed that the operations of our largest customer had been suspended.  In 2008, this customer accounted for approximately 16.5% of our annual gross revenues, and in the third quarter of 2009 this customer accounted for approximately 29% of our gross revenues.  At this time we do not know if or when such customer will resume its operations or if, following any such resumption of operations, such customer and we will resume our commercial relationship.  The loss of revenue attributable to this customer could have a material adverse effect on our financial condition and results of operations.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $0.6 million, or 18%, to approximately $4.0 million, at a 17% gross margin, for the three months ended September 30, 2009, from approximately $3.4 million, at a 29% gross margin, for the three months ended September 30, 2008. The increase in cost of revenues for the third quarter of 2009 was primarily due to:

●	pricing pressures affecting our margins, increasing our termination and network costs for such period by approximately $0.6 million; and

●	a reassessment of our cost allocation due to the reductions in force that occurred during 2008, which contributed an additional $0.2 million to our cost of revenue.

These were partially offset by a decrease in salaries and related costs of approximately $0.2 million due to the reductions in force that occurred during 2008.

Research and development expenses.  Research and development expenses decreased by approximately $0.5 million, or 83%, to approximately $0.1 million for the three months ended September 30, 2009, from approximately $0.6 million for the three months ended September 30, 2008. As a percentage of revenues, research and development expenses decreased to 2% for the three months ended September 30, 2009, from 13% for the three months ended September 30, 2008, due to the reductions in force that occurred during 2008.

Selling and marketing expenses.  Selling and marketing expenses decreased by approximately $0.4 million, or 67%, to approximately $0.2 million for the three months ended September 30, 2009, from approximately $0.6 million for the three months ended September 30, 2008. As a percentage of revenues, sales and marketing expenses decreased to 4% for the three months ended September 30, 2009, from 13% for the three months ended September 30, 2008. This decline was primarily caused by the decrease in sales commissions and salaries expenses resulting from the reductions in force that occurred during 2008.

General and administrative expenses.  General and administrative expenses equaled approximately $0.7 million for both the three months ended September 30, 2009, and the three months ended September 30, 2008, and 15% as a percentage of revenues for both the three months ended September 30, 2009, and for the three months ended September 30, 2008.  The reductions in force that occurred during 2008 caused a decrease in general and administrative expenses of approximately $0.1 million for the three months ended September 30, 2009, which was offset by an increase in legal and professional fees and litigation and other related expenses of approximately $0.1 million.

Depreciation and amortization.  Depreciation and amortization decreased by approximately $0.3 million, or 60%, to approximately $0.2 million for the three months ended September 30, 2009, from approximately $0.5 million for the three months ended September 30, 2008. This was primarily due to amortization of an intangible asset that was recorded as a result of the Go2Call acquisition and write-offs of various fixed assets during 2008, which substantially changed the base value of our fixed assets.

Write-down of Go2Call intangible asset.  During the three months ended September 30, 2008, in order to properly adjust the value of the intangible asset associated with an asset we acquired as part of the Go2Call transaction we wrote off approximately $3.1 million, which represented the entire amount of such asset. No such expenses were recorded for the three months ended September 30, 2009.

Loss from Operations

As a result of the above, operating loss for the three months ended September 30, 2009, was approximately $0.4 million, a decrease of 90% compared to the operating loss of approximately $4.1 million for the three months ended September 30, 2008.

Interest Expense, Net

Interest expense, net decreased by approximately $125,000 to approximately $32,000 for the three months ended September 30, 2009, from interest income, net of approximately $93,000 for the three months ended September 30, 2008.

Income Taxes, Net

We accrued net income taxes of approximately $19,000 for the three months ended September 30, 2009, compared to approximately $12,000, for the three months ended September 30, 2008. There was no income tax provisions recorded during the three months ended September 30, 2009, since we experienced a net loss for the period.

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

Net Loss

For the three months ended September 30, 2009, we had a net loss of approximately $0.4 million, compared to a net loss of approximately $4.0 million for the three months ended September 30, 2008. The decrease in the net loss was due to the factors set forth above.

Results of Operations - Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

Revenues

Revenues for the nine months ended September 30, 2009, totaled $15.3 million, a decrease of $0.3 million, or 2%, from $15.6 million for the nine months ended September 30, 2008. Revenues from our reseller and service provider divisions increased by approximately $0.4 million, or 3%, to approximately $13.6 million for the nine months ended September 30, 2009, from approximately $13.2 million for the nine months ended September 30, 2008. This occurred primarily as a result of an increase in our revenues generated by our largest reseller from zero in the nine months ended September 30, 2008, to approximately $4.6 million in the nine months ended September 30, 2009, offset by a significant decrease in revenues generated by our smaller resellers during that period. In addition, revenues from our second largest reseller increased from approximately $2.4 million in the nine months ended September 30, 2008, to approximately $3.0 million in the nine months ended September 30, 2009.

Within the reseller business itself, we made a decision in the first quarter of 2009 to focus on servicing fewer, larger resellers rather than more, smaller resellers.  Consequently, our two largest resellers accounted for approximately $7.6 million, or approximately 63%, of the revenues generated from our reseller division in the first nine months of 2009.  This represented approximately 49% of our total revenue for the nine months ended September 30, 2009.  By comparison, in the first nine months of 2008 our two largest resellers accounted for approximately $3.7 million, or approximately 35%, of the revenue generated from our reseller division, which equaled approximately 25% of our total revenue for first nine months ended September 30, 2008.

Revenues generated by our service provider division decreased by approximately $1.3 million, or 45%, to $1.6 million for the nine months ended September 30, 2009, from $2.9 million for the nine months ended September 30, 2008, primarily due to the termination of our agreements with two customers.  This included the termination of our agreement with our largest service provider client, which had accounted for revenue of approximately $1.8 million in the first nine months of 2008 (representing approximately 11% of our gross revenues for that period).  Simultaneously, the total revenue generated from our other service provider clients declined by approximately $0.5 million during this period. During the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, pursuant to which we will provide digital phone and video VoIP telecommunications services to ACN Pacific. Pursuant to this agreement, ACN Pacific is required to pay us a one-time set-up fee of $260,000 and will pay us a monthly subscriber-based fee going forward.

Sales to direct consumers decreased by approximately $0.6 million, or 27%, to approximately $1.6 million for the nine months ended September 30, 2009, from approximately $2.2 million for the nine months ended September 30, 2008. The decrease in consumer revenues was primarily due to a shift in our focus and resources away from our consumer division.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $1.5 million, or 13%, to approximately $12.8 million, at a 16% gross margin, for the nine months ended September 30, 2009, from approximately $11.3 million, at a 28% gross margin, for the nine months ended September 30, 2008. The increase in cost of revenues for the first nine months of 2009 was primarily due to:

●	pricing pressures affecting our margins, which led to an increase in our termination and network costs for such period by approximately $1.9 million;
●	a reassessment of our cost allocation due to the reductions in force that occurred during 2008, which contributed an additional $0.6 million to our cost of revenue; and
●	the incurrence of $0.3 million of expenses for devices shipped to new customers.

These were partially offset by a decrease in salaries and related costs of approximately $0.8 million due to the reductions in force that occurred during 2008 and one-time credits for settlement of old accounts payable of approximately $0.1 million.

We also had the following one-time expenses during the first nine months of 2008 that affected our cost of revenues during that period:

●	customer support costs of approximately $0.2 million for our joip offering; and
●	a restatement of revenues related to previous years of $0.2 million, which was included in cost of sales for the nine months ended September 30, 2008.

Research and development expenses.  Research and development expenses for the nine months ended September 30, 2009, were approximately $0.3 million, which represented a decrease of approximately 90% compared to research and development expenses of approximately $2.9 million for the nine months ended September 30, 2008. As a percentage of revenues, research and development expenses decreased to 2% for the nine months ended September 30, 2009, from 19% for the nine months ended September 30, 2008. The decrease was mainly a result of the reductions in force that occurred during the second half of 2008, since salaries and related expenses are the main components that comprise this item.

Selling and marketing expenses.  Selling and marketing expenses decreased by approximately $2.2 million, or 71%, to approximately $0.9 million for the nine months ended September 30, 2009, from approximately $3.1 million for the nine months ended September 30, 2008. As a percentage of revenues, selling and marketing expenses decreased to 6% for the nine months ended September 30, 2009, from 20% for the nine months ended September 30, 2008. This decline was primarily caused by the decrease in sales commissions and salaries expenses resulting from the reductions in force that occurred during 2008.

General and administrative expenses.  General and administrative expenses increased by approximately $0.7 million, or 37%, to approximately $2.6 million for the nine months ended September 30, 2009, from approximately $1.9 million for the nine months ended September 30, 2008. As a percentage of revenues, general and administrative expenses increased to 17% for the nine months ended September 30, 2009, from 12% for the nine months ended September 30, 2008. This was primarily due to an increase in legal and professional fees and litigation and other related expenses of approximately $0.6 million partially offset by a decrease in general and administrative expenses of $0.3 million caused by the reductions in force that occurred during 2008.

Depreciation and amortization.  Depreciation and amortization decreased by approximately $0.8 million, or 53%, to approximately $0.7 million for the nine months ended September 30, 2009, from approximately $1.5 million for the nine months ended September 30, 2008. This was primarily due to amortization of an intangible asset that was recorded as a result of the Go2Call acquisition and write-offs of various fixed assets during 2008, which substantially changed the base value of our fixed assets.

Restructuring costs.  We did not record any reorganization expenses for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, we recorded reorganization expenses totaling approximately $1.0 million. These were primarily one-time costs related to reductions in force. In addition, we subleased our New York office for the remaining term of the lease and have accrued the shortfall due to the landlord and legal costs and broker fees associated with the sublease.

Write-down of Go2Call intangible asset.  During the first nine months of 2008, in order to properly adjust the value of the intangible asset associated with an asset we acquired as part of the Go2Call transaction we wrote off approximately $3.6 million, which represented the entire amount of such asset.  No such expenses were recorded for the nine months ended September 30, 2009.

Deferred revenue restatement. For the three months ended March 31, 2008, we took a $200,000 charge as an initial estimate to our deferred revenue liability.  As part of a continued review of the deferred revenue liability, we determined that such amount was insufficient and adjusted it during the three months ended June 30, 2008, by an additional $396,000. The total amount recorded for the nine months ended September 30, 2008 was $596,000. We did not take any such charge for the nine months ended September 30, 2009.

Loss from Operations

As a result of the above, operating loss for the nine months ended September 30, 2009, was approximately $2.1 million, a decrease of 79% compared to the operating loss of approximately $10.1 million for the nine months ended September 30, 2008.

Interest Expense, Net

Interest expense, net decreased by approximately $87,000 to approximately $64,000 for the nine months ended September 30, 2009, from interest income, net of approximately $23,000 for the nine months ended September 30, 2008.

Income Taxes, Net

Income taxes, net increased by approximately $2,000, or 7%, to approximately $29,000 for the nine months ended September 30, 2009, from income taxes, net of approximately $27,000 for the nine months ended September 30, 2008.

Net Loss

For the nine months ended September 30, 2009, we had a net loss of approximately $2.1 million, compared to a net loss of approximately $10.1 million for the nine months ended September 30, 2008. The decrease in the net loss was due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in 1996, we have incurred significant operating and net losses. As of September 30, 2009, we had an accumulated deficit of approximately $175 million.

As of September 30, 2009, we had cash and cash equivalents of approximately $2.4 million and restricted cash and short-term investments of approximately $0.3 million, or a total of $2.7 million in cash and restricted cash, which represented an increase of $0.6 million as compared to $2.1 million in cash and restricted cash as of December 31, 2008. On February 12, 2009, we issued to D4 Holdings 39,000,000 shares of our common stock for an aggregate purchase price of $1,170,000, payable in cash, offset by $0.1 million of costs incurred in the transaction. The increase in cash and restricted cash was primarily due to the net cash of approximately $1.1 million provided by the stock issuance to D4 Holdings in the first quarter of 2009, as reduced by our losses during the first nine months of 2009.

During the nine months ended September 30, 2009, we generated negative cash flow from operating activities of approximately $0.5 million compared with negative cash flow from operating activities of approximately $4.1 million during the nine months ended September 30, 2008.

Our capital expenditures during the nine months ended September 30, 2009, decreased to $142,000 compared to $327,000 for the nine months ended September 30, 2008. Due to the level of investment we had made in capital expenditures in previous years, we were only required to make minimal investments to maintain our overall utilization of our existing domestic and international network infrastructure. During the first nine months of 2009 we had proceeds of approximately $156,000 from sales of equipment, which resulted in a capital gain of $86,000.

We obtained our funding from our utilization of the remaining proceeds from our initial public offering, offset by positive or negative cash flow from our operations, and most recently from the sale of shares of our common stock to D4 Holdings in February 2009. These proceeds are maintained as cash, restricted cash and short term investments.  As of September 30, 2009, we had negative working capital equal to approximately $1,127,000 as well as negative stockholders` equity equal to approximately $412,000. Management believes that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and may not be able to return to positive cash flow before we require additional cash. There can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. There can be no assurances that our financial condition will improve in the foreseeable future.  As a result of the foregoing factors, there is substantial doubt about our ability to continue as a going concern.

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

(b) Changes in Internal Controls.

During the course of 2008 we affected a series of reductions in force that caused the number of our employees to drop from 148 as of December 31, 2008, to 44 as of September 30, 2009. As a result of this sharp decline our ability to ensure a proper segregation of duties amongst different employees was severely curtailed. This had a material effect on our internal controls over financial reporting, and resulted in material weaknesses relating primarily to:

●	recording of revenues and deferred revenues, primarily in the authorization, monitoring and segregation of duties over our billing system; and

●	recording of cost of revenues, primarily in the authorization, monitoring and segregation of duties over our route purchasing system.

In addition, our existing network security policies failed to identify certain unauthorized traffic on our network.  We have revised such policies and taken steps to increase our network security to prevent a recurrence of the unauthorized use of our network.

With the assistance of an outside consulting firm that provides Sarbanes-Oxley Act compliance services and advice, we have begun working on updating our internal control documentation and, where needed, improving our internal controls in order to ensure they function effectively and in compliance with all regulatory requirements.

  PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material changes to our Legal Proceedings as described in Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, as filed with the SEC, except as described below.

On June 9, 2009, Centre One served a Disclosure of Asserted Claims and Infringement Contentions, in which it accused certain of our VoIP services, in addition to Verizon VoiceWing, of infringing Patent ’668.  Centre One identified our Hosted Consumer VoIP Solutions, Consumer Group Global Internet Phone Service, and Reseller Programs as allegedly infringing.

On June 22, 2009, the United States Patent and Trademark Office, or the “PTO”, granted a request by Verizon Long Distance LLC to reexamine Patent ’668, and issued a non-final office action rejecting all but two of the 37 claims of Patent ’668 as not patentable.   On July 8, 9, and 10, 2009, we and the other defendants moved to stay the litigation in the Eastern District of Texas pending the PTO’s reexamination of Patent ’668.  Centre One opposed the stay motions on July 10, 2009.  The court has not yet ruled on the stay motions.

On July 14, 2009, Verizon Long Distance, and on August 13, 2009, Vonage and we, filed Invalidity Contentions seeking to invalidate under 35 U.S.C. §102 and/or §103 all of the claims of Patent ’668 asserted over prior patents and publications of third parties not disclosed to the PTO at the time that Patent ’668 was granted.

On August 24, 2009, Centre One amended at the PTO 12 of the 21 claims it had asserted in the litigation.  On September 18, 2009, Centre One moved to amend its Infringement Contentions to withdraw the claims it had amended at the PTO and to assert two additional claims of infringement.  The other defendants and us agreed to the withdrawn claims but opposed Centre One’s attempt to assert new claims.  The court has not yet ruled on the motion.

We are not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

Item 1A.   Risk Factors.

There have been no material changes to our risk factors as described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on April 15, 2009, and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, as filed with the SEC on August 14, 2009, except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors and except as described below.

We are substantially dependent upon a few material customers, and any significant decline in our sales to those customers could have a material adverse effect on our revenues.

In 2008, one customer accounted for approximately 16.5% of our annual gross revenues. In the third quarter of 2009, this customer accounted for approximately 29% of our gross revenues and another customer accounted for approximately 21% of our gross revenues.  We have no long-term agreements with these customers, and we have no assurance that they will continue to purchase services from us in the future.  On November 3, 2009, we were informed that the operations of our largest customer had been suspended.  At this time we do not know if or when such customer will resume its operations or if, following any such resumption of operations, such customer and we will resume our commercial relationship.  Any significant decline in our sales to, or our ability to collect accounts receivables from, these customers could have a material adverse effect on our business, results of operations and financial condition.  In addition, because we have recently begun focusing on servicing fewer, larger reseller customers rather than many, smaller reseller customers, it is probable that our dependence upon a few material customers will increase in the future.

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

We believe that the secure transmission of confidential information over the Internet, such as credit card numbers, is essential in maintaining user confidence in our services. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions, unauthorized use of our network and other security breaches, our computer infrastructure is potentially vulnerable to physical or electronic computer viruses, break-ins and similar disruptive problems and security breaches that could cause interruptions, delays or loss of services to our users. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities or new technologies could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information, cause interruptions in our operations or utilize our network without authorization. Security breaches also could damage our reputation and expose us to a risk of loss, litigation and possible liability. While we have experienced isolated instances of unauthorized use of our network, and have responded to such events by taking steps to increase our network security, we cannot guarantee you that our security measures will prevent security breaches.

Item 4.   Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on August 6, 2009. At the meeting the following matters were submitted to a vote of our stockholders, and the results were as follows:

(1)  Seven Directors were elected for a term of one year each, to serve until our next annual meeting of stockholders and until their successors are duly elected and qualified, as follows:

(i) Robert Stevanovski:	49,296,471 votes for; 573,587 votes withheld;
(ii) Anthony Cassara:	49,300,872 votes for; 569,186 votes withheld;
(iii) Lior Samuelson:	48,638,369 votes for; 1,231,689 votes withheld;
(iv) David Stevanovski:	49,296,471 votes for; 573,587 votes withheld;
(v) Gregory Provenzano:	49,298,922 votes for; 571,136 votes withheld;
(vi) J. Lyle Patrick:	49,544,813 votes for; 325,245 votes withheld; and
(vii) Brian Fitzpatrick:	49,542,362 votes for; 327,696 votes withheld.

(2)  The proposal to approve the adoption of the 2009 Stock Incentive Plan was approved by the following vote: 39,878,508 votes for; 1,024,003 votes against; and 17,137 abstentions.

(3)  The proposal to approve an amendment to our Amended and Restated Certificate of Incorporation to eliminate our dual class common stock structure was approved by the following vote: 40,867,422 votes for; 39,649 votes against; and 12,577 abstentions.

(4)  The proposal to approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock was approved by the following vote: 48,228,701 votes for; 1,623,752 votes against; and 17,605 abstentions.

(5)  The ratification of the appointment of Brightman Almagor & Co., a member firm of Deloitte & Touche, as our independent auditors for the fiscal year ending December 31, 2008, was approved by the following vote: 49,702,110 votes for; 114,080 votes against; and 53,868 abstentions.

Item 6.   Exhibits.

See Exhibit Index on page 21 for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: November 12, 2009	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Interim Chief Executive Officer and President, Senior Vice President of Operations and Technology (Principal Executive Officer)

Date: November 12, 2009	By:	/s/ Ziv Zviel
Name: Ziv Zviel
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference from our Quarterly Report on Form 10-Q for the three months ended June 30, 2009).
10.1*	General Terms, dated as of July 29, 2009, by and between the Company and ACN Pacific Pty Ltd.
10.2	Master Service Agreement, dated as of October 9, 2009, between the Company and OJO Service (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2009).
10.3
Amendment No. 2 to Executive Employment Agreement between the Company and Effi Baruch, dated as of October 20, 2009 (incorporated by reference from our Current Report on Form 8-K filed on October 26, 2009).

31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.