Form 10-K
period 2009-12-31
DELTATHREE INC
filed 2010-03-29
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number: 000-28063

deltathree, Inc.
(Exact name of registrant as specified in charter)

Delaware	13-4006766
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
224 West 35th Street New York, New York	10001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 500-4850

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class	Name of Each Exchange on Which the Securities are Registered
Common Stock, par value $0.001 per share	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing bid of the Common Stock as reported by the OTC Bulletin Board on June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $4,709,275. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's Common Stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

As of March 25, 2010, the Registrant had outstanding 72,242,933 shares of Common Stock, par value $0.001 per share.

Documents incorporated by reference: None

DELTATHREE, INC.
2009 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

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

ITEM 1.   BUSINESS

Company Overview

We are a global provider of integrated Voice over Internet Protocol, or VoIP, telephony services, products, hosted solutions and infrastructure. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol, or IP, telephony services, or VoIP telephony.   While we began as primarily a low-cost alternative source of wholesale minutes for carriers around the world, we have evolved into an international provider of next generation communication services.

Today we support tens of thousands of active users around the globe through our two primary distribution channels: our service provider and reseller channel, and our direct-to-consumer channel. We offer a broad suite of private label VoIP products and services as well as a back-office platform for service providers, resellers and corporate customers, such as VoIP operators and various corporate enterprises. Based on our customizable VoIP solutions, these customers can offer private label video and voice-over-IP services to their own customer bases under their own brand name, a “white-label” brand (in which no brand name is indicated and different customers can offer the same product), or the deltathree brand. At the same time, our direct-to-consumer channel includes our iConnectHere offering (which provides VoIP products and services directly to consumers and small businesses online using the same primary platform) and our joip offering (which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic Communications).

We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and offer our customers a suite of IP video and voice products, including PC-to-Phone and Broadband Phone products. We provide a robust set of value-added services and features that enable us to address the challenges that have traditionally made the provision of telecommunications services difficult, and we offer our products and services to a global customer base in a fashion that meets the disparate needs of this diverse customer base. Our operations management tools include, among others: account provisioning; e-commerce-based payment processing systems; billing and account management; operations management; web development; network management; and customer care. We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

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

In 2004, we announced our first major service provider contract with Verizon Communications to provide the Verizon VoiceWing VoIP service.  In 2007, we entered into an agreement with Market America, a leading on-line shopping and one-to-one marketing company, pursuant to which Market America launched its Voitel Home Phone Service powered by our Hosted Consumer VoIP Solution platform. In addition, we entered into an agreement with RCN Corporation, a leading provider of video, data, and voice services to residential, business, and commercial/carrier customers, to power its Starpower Internet Phone Service.  In January 2009 Verizon terminated our service provider agreement effective May 15, 2009. On February 5, 2009, we entered into a Termination, Settlement Agreement and Mutual Release with RCN, pursuant to which the service agreement between us and RCN was terminated and RCN transferred to us some of the subscribers to the VoIP service we had been providing to RCN under the agreement and paid us a termination fee of $230,000.

In 2009 we began the process of expanding the suite of our communications offerings into the global video phone services market.  In the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, Inc. pursuant to which we provide digital video and voice-over-IP services in Australia and New Zealand to ACN Pacific. During the fourth quarter of 2009 we entered into an agreement with Ojo Service, LLC, a wholly-owned subsidiary of WorldGate Communications, Inc., a publicly-held provider of video phone equipment, pursuant to which we provide Ojo Service digital video and voice-over-IP services in the United States.  WorldGate is majority-owned by WGI Investor LLC, which shares common majority ownership and a common manager with D4 Holdings, LLC, discussed below. In 2010 we are continuing to update our network capabilities by adding content enabler services to our video phone applications and providing mobile applications.  Following the successful integration of these services, we believe that our full suite of service offerings will constitute a complete next generation communication service package that will provide our customers the ability to customize, implement and rapidly launch digital next generation communications offerings.

As a complement to the initiatives we have taken to attempt to organically expand our businesses, we have also evaluated opportunities for growth through strategic relationships. In February 2007, we acquired the service provider and consumer business assets (including the customer bases) of Go2Call.com, Inc., a privately held U.S.-based VoIP solutions provider. However, in 2008 we wrote-off approximately $2.0 million in goodwill and approximately $1.6 million in intangible assets acquired in the Go2Call transaction. Through our joip offering we attempted to expand into other product and geographic consumer markets, but in 2009 we recognized only $91,000 in revenues from our service agreement with Panasonic and we do not expect that this will be a significant source of revenue in the future. In addition, in February 2009 we entered into a transaction with D4 Holdings LLC, or D4 Holdings, a Delaware limited liability company, pursuant to which, among other things, D4 Holdings acquired (i) 39,000,000 shares of our common stock, representing approximately 54.3% of the total number of issued and outstanding shares of common stock following the transaction and (ii) a warrant, exercisable for ten years, to purchase up to an additional 30,000,000 shares of our common stock at an exercise price of $0.04 per share.  D4 Holdings is a private investment fund whose ownership includes owners of ACN, Inc., or ACN, a direct seller of telecommunications services. As a result of the investment in our company by D4 Holdings, we expect to continue to seek opportunities to provide services to ACN and enter into other commercial transactions that give us access to ACN’s international marketing and distribution capabilities.

From an operational standpoint, in 2009 we decided to focus our near-term strategy and market initiatives on growing our service provider and digital next generation communications offerings while still supporting our core VoIP reseller and direct-to-consumer business segments.    We obtained additional financing in connection with the transactions with D4 Holdings described below in “ – Transactions with D4 Holdings”.

Going forward, we expect to:

•	actively market our products and services to those entities that wish to offer white-label digital next generation communications offerings;
•	continue to update our network capabilities by adding content enabler services to our video phone applications and providing mobile applications;
•
pursue a targeted strategy of identifying and evaluating appropriate strategic collaborations, such as potentially engaging in commercial transactions with ACN, that we hope will continue to expand and diversify our customer base;

•	re-launch our sales and marketing efforts and expand our sales and marketing capabilities; and
•	support and maintain our current reseller base, as we expect our revenue from this key channel will continue to represent a significant percentage of our total revenue in the foreseeable future.

Transactions with D4 Holdings

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

On March 1, 2010, we and our subsidiaries entered into a Loan and Security Agreement with D4 Holdings, pursuant to which D4 Holdings will provide to us and our subsidiaries a line of credit in a principal amount of $1,200,000.  In addition, on March 1, 2010, pursuant to the Loan Agreement, we and our subsidiaries issued a Promissory Note in a principal amount of $1,200,000 to D4 Holdings.  On March 2, 2010, we received $500,000 from D4 Holdings pursuant to a notice of borrowing under the Loan Agreement. Interest on the loan accrues at the rate of 12% per annum, and the initial payment of accrued interest is payable on May 1, 2010, and monthly thereafter. We are required to repay all outstanding principal and interest on March 1, 2011. In addition, we granted D4 Holdings a security interest in all of our assets to secure our obligations under the loan.

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

As a result of these growth trends, various service providers, enterprises and consumers are continuing to procure offerings from VoIP providers such as deltathree. Specifically, consumers in emerging markets are increasingly using VoIP-enabled services, such as IP telephones, to realize significant cost savings on long distance and international calls, while in markets where a significant number of consumers have access to broadband internet services these consumers are increasingly viewing VoIP as a viable and more affordable substitute for their traditional voice telecommunications provider.  In addition, as broadband connectivity has become more available and less expensive around the world, it is now possible for providers like us to offer video as well as voice services to businesses and residential consumers.

Our Products and Services

Products

We have built a privately-managed, global network using IP technology and offer our customers a suite of IP video and voice products. Our products include:

Digital Video and Voice-over-IP Services. Through the use of our network we offer a white-label solution in which our customers have the ability to customize, implement and rapidly launch digital next generation communications offerings with minimal risk and investment.  For our potential partners, we offer a full spectrum of service provider back-end support services, including network management, billing, provisioning, e-commerce as well as custom web and application development

Broadband Phone. Our Broadband Phone product is a phone replacement solution available to business and retail customers over the "last mile" through broadband connections via cable modem, DSL or fixed wireless. In addition to offering capabilities similar to those offered by traditional telephony providers and allowing users to use their existing phone, Broadband Phone enables a user to conveniently operate features and retrieve voice mail through email, web or a phone interface.

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

The provision of VoIP products and services through our service provider and reseller sales channel accounted for 88.7% of our total revenues in 2009, while the provision of VoIP products and services through our direct-to-consumer channel accounted for 10.4% of our total revenues in 2009.

Our Distribution Channels

We market, support and distribute our products and services to tens of thousands of active users around the globe through our two primary distribution channels: the service provider and reseller channel and our direct-to-consumer channel.

Service Provider and Reseller Channel

We have developed high-value solutions for the large number of service providers and resellers that are focused on providing their customers with video and voice-over-IP products and services.

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

Our Strategy

Our strategy is to become a leading worldwide provider of video and voice-over-IP products and services. The following are key elements of our strategy:

Capitalize on the Growth of the video and voice-over-IP Marketplace. We believe we are well positioned to take advantage of the expected growth of the video and voice-over-IP services markets.  We plan to focus our efforts and resources on becoming a next generation service provider enabler while simultaneously maintaining our reseller business.

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

Pursue Strategic Relationships. In addition to our strategy and actions to grow organically as described above, we also actively evaluate and pursue appropriate strategic relationships that we believe will continue to expand our customer base and grow our revenues. As discussed above under “ - Transactions with D4 Holdings”, in February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock.  D4 Holdings is a private investment fund whose ownership includes owners of ACN, a direct seller of telecommunications services.  In the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, Inc. pursuant to which we provide digital video and voice-over-IP services in Australia and New Zealand to ACN Pacific. During the fourth quarter of 2009 we entered into an agreement with Ojo Service, LLC, a wholly-owned subsidiary of WorldGate Communications, Inc. pursuant to which we provide Ojo Service digital video and voice-over-IP services in the United States.  WorldGate is majority-owned by WGI Investor LLC, which shares common majority ownership and a common manager with D4 Holdings, LLC. As a result of the investment in our company by D4 Holdings, we expect to continue to seek opportunities to provide services to ACN and enter into other commercial transactions that give us access to ACN’s international marketing and distribution capabilities.

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

Our Infrastructure

Network

In order to deliver our products and services, we operate a privately-managed IP network. By managing our own network, we have the ability to regulate traffic volumes and to directly control the quality of service from each originating point of presence, or POP, to the termination point via a variety of termination options. Our ability to interconnect to a wide variety of termination options increases the diversity and robustness of our network, minimizes and eliminates single points of failure, and simultaneously allows us to benefit from pricing differences between vendors to the same termination points. In addition, our network allows us to avoid the significant transmission delays associated with the Internet, which may impede delivery of high quality, reliable services to our users.

In 2001, we introduced our new SIP infrastructure. The SIP protocol is one of the most advanced VoIP protocols and unlike its predecessors, which were modeled after traditional telephony protocols, SIP has the ability to scale with a distributed architecture and at a lower cost. SIP’s superior attributes also include faster and more cost effective development and lower hardware requirements, which allows us to incur lower capital expenditure costs. Our SIP network currently powers all of our offerings.  In recent years, we have continued our pioneering efforts in SIP and these efforts have yielded significant new releases. For example, in 2007 we released a next generation SIP-based PC-to-Phone application, certified many new devices which function as access points to our services, and added new features and new calling plans to our offerings.  In 2009 we began the process of expanding the suite of our communications offerings into the global video phone services market.  We are continuing to update our network capabilities by adding content enabled services to our video phone applications and providing mobile applications.

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

Our network can terminate calls through our points of presence, or POPs, and termination providers’ POPs. Termination decisions are based on a sophisticated routing system that applies routing rules based on origination point, termination cost and other factors. These rules are consistently updated to ensure a high level of quality and economic efficiency. Each termination port is carefully managed with capacity planning tools and techniques to provide cost-effective service to customers, along with multiple termination options to ensure the highest possible levels of redundancy.

We are a party to service agreements with several telecommunications providers, including foreign telephone companies, Internet backbone providers and others. Pursuant to these agreements, we can transport video and voice data packets to our hubs and terminate calls throughout the world in a cost effective and efficient manner.

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

Our services are supported by our on-line interactive customer service and billing center, which enables an end user to set up an account, receive an account number and a PIN, pay by credit card for services, find answers to frequently asked questions and contact customer service representatives. Once a user has established an account, the user can prepay for additional usage by credit card as well as access real-time detailed information such as call logs and transaction records. Through the on-line billing system, a user can personalize the billing information to select the data most relevant to them. This on-line interactive customer service and billing center is supported by a human customer care contact center that provides voice, e-mail and instant messaging support to the customers.

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

We have registered trademarks, and have filed applications for additional registrations, for “deltathree”, “deltathree making VoIP work for you”, “the IP Communications Network”, “iConnectHere”, “joip”, “joipy”, “joip just talk”, “Click It”, “iconnecthere.com” and other trademarks in the United States and internationally. In connection with our acquisition of the Go2Call businesses, we acquired the “Go2Call” trademark and a variety of trademarked derivatives of “Go2Call”. These trademarks may not provide adequate protection against competitive technology and may not be held valid and enforceable if challenged. We do not own any registered copyrights.

To further safeguard our intellectual property, we have a policy that requires our employees and contractors to execute confidentiality and assignment of inventions agreements when they begin their relationships with us.

Regulation

Regulatory Environment Overview

The use of the Internet and private IP networks to provide VoIP service is a relatively recent market development. Although the provision of such services is currently not as regulated as traditional telephony services within the United States, the Federal Communications Commission, or FCC, has applied some regulation to certain types of VoIP services and is reviewing whether to apply additional regulations to VoIP services. In addition, several foreign governments have adopted or proposed regulations that could restrict or prohibit the provision of VoIP services. Regulation of Internet telephony providers and services may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services. In addition, to the extent we become required to contribute to regulatory funds and collect and remit regulatory fees, taxes and surcharges this will increases our costs, which may result in either our increasing the retail price of our service offerings or reducing our profitability.

Federal Regulation

Regulatory Classification of VoIP Services

Although there are several regulatory proceedings currently pending before federal authorities, providers of interconnected VoIP services are lightly regulated compared to providers of traditional telecommunications services. On February 12, 2004, the FCC initiated a generic rulemaking proceeding concerning the provision of voice and other services using IP technology, including assessing whether VoIP services should be classified as information services or telecommunications services. The rulemaking is ongoing and we cannot predict the outcome of this proceeding. In November 2004, the FCC determined that certain interconnected VoIP services (meaning VoIP services that can be used to send and receive calls to or from the PSTN), including some services that are similar to ours, should be considered interstate services subject to federal rather than state jurisdiction.  Although this ruling was appealed by several states, on March 21, 2007, the United States Court of Appeals for the Eighth Circuit affirmed the FCC’s determination.

The FCC’s generic rulemaking proceeding could result in the FCC determining, for instance, that certain types of Internet telephony should be regulated like basic telecommunications services. Thus, Internet telephony would no longer be exempt from more onerous telecommunications-related regulatory obligations, could potentially become subject to state telecommunications regulations, and could become subject to other economic regulations typically imposed on traditional telecommunications carriers.

VoIP E-911 Matters

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of interconnected VoIP services. The order applies to our iConnectHere and joip customers, or our “retail customers”. We do not believe that we are responsible for compliance with this order when we sale our service wholesale to companies who then offer the service to retail end users. We cannot predict whether we would be subject to any third-party litigation in connection with such customers who resell our services or whether the rules will be interpreted as applicable to those who wholesale interconnected VoIP services.

The order set forth two primary requirements for providers of interconnected VoIP services. First, the order requires providers of interconnected VoIP services like us to notify our retail customers of the differences between the emergency services available through our offerings and those available through traditional telephony providers. We also had to receive affirmative acknowledgment from some of our retail customers that they understand the nature of the emergency services available through our service. On September 27, 2005, the FCC's Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement actions against interconnected VoIP providers that have received affirmative acknowledgement from at least 90% of their subscribers. We received affirmative acknowledgment from more than 95% of our relevant customers that they understand the nature of the emergency services available through our service, and thus we believe we are substantially in compliance with the first aspect of the FCC's June 3 order.

Second, the order required providers of interconnected VoIP services like us to offer enhanced emergency dialing capabilities, or E-911, to all of our retail customers by November 28, 2005. Under the terms of the order, we are required to use the dedicated wireline E-911 network to transmit customers' 911 calls, callback number and customer-provided location information to the emergency authority serving the customer's specified location. On November 7, 2005, the FCC's Enforcement Bureau issued a Public Notice with respect to that requirement. The Public Notice indicated that providers who have not fully complied with the enhanced emergency dialing capabilities requirement are not required to discontinue the provision of services to existing customers, but that the FCC expects that such providers will discontinue marketing their services and accepting new customers in areas in which the providers cannot offer enhanced emergency dialing capabilities where such capabilities are otherwise available.

Almost all of our retail customers currently receive E-911 service in conformity with the FCC’s order. Like many interconnected VoIP providers, we rely on third parties to route emergency calls originated by our customers. In certain instances and for some of our customers, the third party provider may route 911 calls to an unofficial emergency call center. Such unofficial call centers may not be able to receive appropriate call back information. To the extent that they are so able or callers provide their location information the emergency dispatchers in such call centers may not then be able to route such calls to the appropriate public safety answering point. The FCC could find that calls routed in this manner violates its rules, potentially subjecting us to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties. Moreover, and as is the case with customers for other interconnected VoIP providers some customers who were receiving service prior to the FCC’s deadline for compliance with the E-911 regulations may not receive such service. The FCC permitted service providers to continue to provide service to those existing customers rather than disconnect those customers. Pursuant to the FCC’s requirement, after the implementation of the FCC E-911 requirements, we provide services to our new retail customers only where we can provide the FCC required E-911 service. We may be required to stop serving those customers to whom we cannot provide the required enhanced emergency dialing capabilities that were being serviced prior to the issuance of the FCC’s rules at any time.

The FCC is considering modifying its VoIP E-911 rules.  In June, 2007, the FCC released a Notice of Proposed Rulemaking to consider whether it should impose additional obligations on interconnected VoIP providers.  Specifically, the FCC considered mandating that interconnected VoIP providers implement a solution that will allow for automatically determining the location of their customers for purposes of E-911 rather than require customers to manually update their existing location information (as is the case under the current regulations).  Moreover, the Notice included a tentative conclusion that interconnected VoIP providers that allow their service to be used in more than one location, like us, be required to meet the same customer location accuracy standards applicable to providers of mobile telecommunications services.  We cannot predict the outcome of this proceeding or its potential impact on our business.

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

Universal Service Fund

The FCC decided in June 2006 that interconnected VoIP service providers should be required to contribute to the universal service fund, or USF. The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end-user interstate services. The FCC developed three alternatives under which an interconnected VoIP service provider may elect to calculate its universal service contribution: (1) a safe harbor that assumes 64.9% of the provider’s end user revenues are interstate; (2) a traffic study to determine an allocation for interstate end user revenues; or (3) actual interstate and international end user revenues. If an interconnected VoIP service provider calculates its universal service contributions based on its actual percentage of interstate calls, the FCC suggested that its preemption of state regulation of such services may no longer apply, in which case the interconnected VoIP service provider could be subject to regulation by each state in which it operates as well as federal regulation. In addition, the FCC is considering a number of proposals that could alter the way that the USF is assessed. For instance, the FCC is considering an assessment based on the use of telephone numbers. Furthermore, some states may attempt to impose state universal service contribution requirements on interconnected VoIP providers such as deltathree. At this time, various states – including Nebraska and New Mexico – claim that they have the right to require interconnected VoIP providers to contribute to their respective USF funds.  On March 3, 2008, the U.S. District Court for Nebraska issued a preliminary injunction and found that Nebraska's state Public Service Commission does not have jurisdiction to require Universal Service contributions from VoIP providers. On May 1, 2009, a panel of the U.S. Circuit Court of Appeals for the Eighth Circuit affirmed the U.S. District court ruling. The Nebraska and New Mexico state commissions recently filed a petition with the FCC seeking the authority to impose state USF contribution obligations on interconnected VoIP providers, like us, with one state seeking retroactive application.  We cannot predict how the FCC may rule on the petition. If we do become subject to state USF contribution obligations, we may either have to increase the retail price of our affected service offerings, making our service less competitive in terms of price as compared to similar functionalities offered by providers of traditional telecommunications services, or reduce our profit margins. Retroactive applicability of any state USF fees would effectively bar us from collecting such fees from our users, reducing our future profits.

Customer Proprietary Network Information

On April 2, 2007, the FCC issued an order that tightened existing rules on protection and use of Customer Proprietary Network Information, or CPNI, and extended coverage of the CPNI rules to interconnected VoIP service providers. Among other things, the Order imposes greater obligations on us and other companies like us to protect CPNI, acquire customer consent prior to engaging in certain kinds of marketing efforts based on CPNI, train our employees concerning protecting (and the use of) CPNI and to file formal certifications with the FCC regarding procedures for protecting this information.  As a result of the steps we have taken, we believe that we comply with this Order.

Access for People with Disabilities

On June 15, 2007, and effective October 5, 2007, interconnected VoIP providers, like us, became required to, among other things, make certain that their equipment and service is accessible to and usable by individuals with disabilities, if readily achievable. In addition, interconnected VoIP providers like us became obligated to contribute to the Telecommunications Relay Services, or TRS, fund and to offer 711 abbreviated dialing for access to relay services. Following March 31, 2009, interconnected VoIP providers are required to route such 711 calls to the appropriate TRS relay center serving the state in which the caller is located or the relay center corresponding to the caller’s last registered address.  As a result of the steps we have taken, we believe that we comply with the applicable requirements.

Regulatory Fees

On August 6, 2007 and effective November 2007, the FCC adopted an Order concerning the collection of regulatory fees for Fiscal Year 2007 requiring the collection of such fees from interconnected VoIP providers like us. Like other interconnected VoIP providers, we now pay regulatory fees based on interstate and international revenues.

Local Number Portability

On November 8, 2007, the FCC released an Order relating to local number portability imposing local number portability, or LNP, and related obligations on interconnected VoIP Providers like us. The Order requires interconnected VoIP providers to contribute to shared numbering administration costs. Additionally, the Order mandates that we process certain kinds of telephone number porting requests within certain timeframes.  As a result of the steps we have taken, we believe that we comply with this Order. Subsequently, on May 13, 2009, the FCC released another order concerning LNP that further reduces the porting timeframe for certain types of telephone number porting requests that interconnected VoIP providers, like us, have to process. It is expected that the new rules imposing reduced porting timeframes will not be effective until late 2010. Since we are not a licensed telecommunications carrier, we must rely on third parties to comply with these porting obligations. If these third parties fail to comply with these obligations we could be subject to fines, forfeitures and other penalties by the FCC or state public utilities commissions or we could face legal liability in state or federal court from customers or carriers. The FCC also released a Further Notice of Proposed Rulemaking to refresh the record on how to further improve the porting process, and how to potentially expand the new one business day porting timeframe to other kinds of ports. We cannot predict the outcome of this proceeding or its potential impact on us at this time.

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

Discontinuance Requirements

In May 2009, the FCC extended discontinuance rules that apply to non-dominant common carriers to interconnected VoIP providers, like us. The FCC's rules require non-dominant domestic carriers to provide notice to customers at least 30 days prior to discontinuing service to a telephone exchange, toll stations serving a community in whole or in part, and other similar activities that affect a community or part of a community. Carriers must inform certain state authorities of the discontinuation, and obtain prior FCC approval before undertaking the service disruption. The FCC's rules allow for streamlined treatment for FCC discontinuance approvals and interconnected VoIP providers will be able to take advantage of the same streamlined procedures afforded to non-dominant carriers. It is not yet clear how these rules apply to interconnected VoIP providers.  But in the event we discontinue one of our service offerings in its entirety or if we were to exit the market in whole we would likely have to comply with these new rules. We do not expect these new obligations to have a material impact on our business.

Katrina Reporting Requirements

In June 2007, the FCC adopted various recommendations from its Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks Panel, including a requirement that certain interconnected VoIP providers submit reports regarding the reliability and resiliency of their 9-1-1 systems. At this time, we are not subject to these reporting requirements but may become subject in the future.

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

We have completed a study of state and local taxes and other fees and have accrued approximately $150,000 of estimated state and local taxes and other fees due as of December 31, 2009, out of a total tax accrual of $300,000.  We have also determined that we need to collect and remit sales and excise taxes in certain states and local jurisdictions and will begin collecting and remitting such sales and excise taxes in the immediate future.  We have begun the process of registering with the relevant state authorities and entering into discussions with the relevant state tax authorities to finalize the amounts due. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance, this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

In 2002, the European Commission adopted a set of directives for a new framework (Regulatory Framework) for electronic communications regulation that, in part, attempts to harmonize the regulations that apply to services regardless of the technology used by the provider. The Regulatory Framework was further amended in November 2009. Under the Regulatory Framework, there is no distinction in regulation made based upon technology between switched or packet-based networks. As a result, some types of IP telephony and VoIP services may be regulated like traditional telephony services while others may be subject to less stringent regulation. The European Commission has published a staff working paper aimed at clarifying the conditions applicable to providers of IP-based services. The working paper identifies various issues that may arise in relation to IP-based services including the regulatory classification of Internet telephony and VoIP under the Regulatory Framework. The European Regulators Group (consisting of regulators from European Union Member States and the European Commission) has adopted a Common Statement for VoIP regulation. The European Commission currently is reviewing how IP telephony services fit into the Regulatory Framework and analyzing other issues associated with IP telephony, such as access to numbering resources and provision of emergency services,. Although the European Commission has recommended that a “light touch” to regulation be taken, we cannot predict what future actions the European Commission, Member States, and courts reviewing the Regulatory Framework may take regarding IP telephony and related matters, or what impact, if any, such actions may have on our business.

Based on the European Commission's current position, we believe that most providers of IP telephony would be subjected to no more than minimal regulation such as a general authorizations or declaration requirements that may be imposed by the European Union Member States. Several Member States have issued statements or regulations concerning IP telephony and VoIP while others have issued consultations requesting industry comments on the applicability of the Regulatory Framework to various IP telephony and VoIP services in their respective countries. However, since the Commission's findings on IP telephony are not binding on the Member States, we cannot assure you that the services provided over our network will not be deemed “voice telephony” subject to heightened regulation by one or more EU Member States. Although Member States are required to adhere to the Regulatory Framework, Member States may not take a uniform approach in regulating a particular Internet-enabled service including IP telephony. We cannot predict the manner in which Member States will regulate our particular services.

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

Competition

We compete primarily in the market for enhanced VoIP telephony, and specifically in the VoIP service provider and reseller markets. This VoIP market is highly competitive and there are numerous competing providers. We believe that the primary competitive factors determining our success in the VoIP telephony market are: quality of service and network capacity; the ability to meet and anticipate customer needs through multiple service offerings and feature sets; customer services; and price.

Future competition could come from a variety of companies in the video and voice-over-IP industry. This industry includes major companies who have greater resources and larger subscriber bases than we have, and have been in operation for many years. In addition, many companies provide, or are planning to provide, some of the services we offer.

Revenues and Assets by Geographic Area

For the year ended December 31, 2009, approximately $11.4 million, or 60%, of our revenue was derived from international customers, and $7.6 million, or 40%, was derived from customers in the United States. Most of our long-lived assets are located in the United States. For more detailed information concerning our geographic segments, see Note 17 to our financial statements included elsewhere in this Annual Report.

Employees

As of December 31, 2009, we had 43 employees, of which 38 were located in Israel (eight of whom were part-time employees) and five were located in the United States (none of whom was a part-time employee).  We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

Customers

In 2009, one customer accounted for approximately 25.8% of our annual gross revenues.  On November 3, 2009, we were informed that the operations of this customer had been suspended.   In addition, in 2009 a different customer accounted for approximately 22.5% of our annual gross revenues; in the fourth quarter of 2009 this customer accounted for approximately 35% of our gross revenues. Any significant decline in our sales to any of our material customers could have a material adverse effect on our business, operating results and financial condition.

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

Except for the year ended December 31, 2006, in which we reported net income of approximately $500,000 but a net loss from operations of $52,000, we have a history of significant, recurring losses since our inception, and we may continue to incur significant losses for the foreseeable future. We reported net losses of $9.3 million in 2007, $11.9 million in 2008 and $3.2 million in 2009. As of December 31, 2009, our accumulated deficit was approximately $175.8 million. Our revenues may not grow or even continue at their current level. Going forward, we will need to increase our revenues and/or lower our current cost structure to reach profitability. If our revenues do not increase and/or if we are unable to reduce our expenses, we may not be able to reach profitability again. We cannot assure you that we will be able to reach profitability on a quarterly or annual basis in the future.  These factors raise substantial doubt about our ability to continue as a going concern.

We may not be able to expand our revenue.

Our business strategy is to expand our revenue sources and our distribution channels in order to include the provision of VoIP video and telephony to different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are primarily generated by sales of our VoIP telephony products and services through our service provider and reseller sales channel and our direct-to-consumer channel. VoIP telephony from these channels generated 99.1%, 98.5% and 98.3% of our total revenues in 2009, 2008 and 2007, respectively.

We expect that our revenues for the foreseeable future will be dependent on, among other factors:

•	sales of our video and voice-over-IP products and services;
•	the public’s acceptance and use of video and voice-over-IP services;
•	expansion of our service offerings;
•	the effect of competition, regulatory environment, international long distance rates and access and transmission costs on our prices; and
•	continued improvement of our global network quality.

Our business strategy assumes, among other things, that the video and voice-over-IP market will expand significantly. If this market does not expand significantly we may not be able to expand our revenues and successfully carry out our business strategy.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued financial crisis and related turmoil in the global financial system may have an impact on our business and our financial condition, as well as increase the risk of uncollectible accounts receivable from our customers.  For example, our ability to obtain additional financing may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

We are substantially dependent upon a few material customers, and any significant decline in our sales to those customers could have a material adverse effect on our business.

In 2009, one customer accounted for approximately 25.8% of our annual gross revenues; On November 3, 2009, we were informed that the operations of this largest customer had been suspended.   The loss of sales to this customer has had a material adverse effect on our business, results of operations and financial condition. In addition, in 2009 a different customer accounted for approximately 22.5% of our annual gross revenues; in the fourth quarter of 2009 this customer accounted for approximately 35% of our gross revenues. Any significant decline in our sales to any of our material customers could also have a material adverse effect on our business, results of operations and financial condition.  In addition, because we have recently begun focusing on servicing fewer, larger reseller customers rather than many, smaller reseller customers, it is probable that our dependence upon a few material customers will increase in the future.

A continuing decline in telecommunications prices may cause us to lower our prices to remain competitive, which could prevent our future profitability.

International and domestic telecommunications prices have decreased significantly over the last few years in most of the markets in which we operate, and as a result our margins have decreased materially. We anticipate that prices will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our services (or our resellers’ or service provider customers’ services) to take advantage of the current pricing differential between traditional telecommunications prices and our (or our customers’) prices may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. Such competition or continued price decreases may require us to lower our prices to remain competitive, may result in reduced revenue, a loss or decrease of customers and may prevent our future profitability.

We believe that we will need additional capital to continue our operations.

We have sustained significant operating losses in recent periods, which have led to a significant reduction in our cash reserves.  As of December 31, 2009, we had negative working capital of approximately $2.0 million as well as negative stockholders’ equity of approximately $1.4 million. We believe that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to return to positive cash flow before we require additional capital (in addition to any further amounts we may borrow from D4 Holdings under the Loan Agreement) in the near term. Accordingly, we believe that, unless we are able to increase our revenues, we will not have sufficient funds to continue our current operations over the foreseeable future if we do not receive additional financing.  There can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  In addition, as a result of D4 Holdings’ controlling interest in our company, D4 Holdings will be able to exercise a controlling influence over future issuances of capital stock or other securities by us and a third party may be deterred from investing in us.

Intense competition could reduce our market share and decrease our revenue.

The market for video and voice-over-IP services is extremely competitive. Our competitors include companies in the video and voice-over-IP industry. Many of our existing competitors and potential competitors have broader portfolios of services, greater financial, management and operational resources, greater brand-name recognition, larger subscriber bases and more experience than we have. In addition, our Internet competitors use the Internet instead of a private network to transmit traffic, and the operating and capital costs of these providers may be less than ours.

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

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. The factors generally within our control include:

•	the rate at which we are able to attract users to purchase our video and voice-over-IP products and services;
•	the amount and timing of expenses to enhance marketing and promotion efforts and to expand our infrastructure; and
•	the timing of announcements or introductions of new or enhanced services by us.

The factors outside our control include:

•	the timing of announcements or introductions of new or enhanced services by our competitors;
•	regulations in various countries that prohibit us from providing our services cost-effectively or at all;
•	technical difficulties or network interruptions in the Internet or our privately-managed network; and
•	general economic and competitive conditions specific to our industry.

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

We believe that the safety of our network and the secure transmission of confidential information over the Internet are essential to our operations and maintaining user confidence in our services. Although we have developed systems and processes that are designed to protect our network, the consumer information stored on our network, unauthorized use of our network and other security breaches, our computer infrastructure is potentially vulnerable to physical or electronic computer viruses, abuse of use, break-ins and similar disruptive problems and security breaches that could cause loss (both economic and otherwise), interruptions, delays or loss of services to our users. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities or new technologies could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information, cause interruptions in our operations or utilize our network without authorization. Security breaches also could damage our reputation and expose us to a risk of loss, litigation and possible liability. While we have experienced isolated instances of unauthorized use of our network, and have responded to such events by taking steps to increase our network security, we cannot guarantee you that our security measures will prevent security breaches.

Operating internationally exposes us to additional and unpredictable risks.

We operate in many international markets. There are certain risks inherent in doing business on an international basis, including:

•
uncertainty regarding the ability of our resellers to resell our service in compliance with all laws, rules and regulations in such markets and actions by foreign governments or foreign telecommunications companies to limit access to our services;

•	political and economic instability;
•	fluctuations in exchange rates;
•	potentially adverse tax consequences;
•	potentially weaker protection of intellectual property rights; and
•	uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

We need to retain key personnel to support our products and ongoing operations.

 The marketing and operations of our products and services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other key employees whom we rely upon to run our operations; this is particularly true following the significant reduction in the number of employees that occurred as a result of the reductions in force that we experienced during 2008  Except for Mr. Effi Baruch, our interim Chief Executive Officer and President, and Senior Vice President of Technology and Operations, none of our officers or key employees is subject to an employment agreement for any specific term. The loss of the services of any of these officers or key employees could impact our ability to run our operations and delay the development and introduction of, and negatively impact our ability to sell, our products, either of which could adversely affect our financial results. We currently do not maintain key person life insurance policies on any of our employees.

Our ability to provide our service and to comply with certain regulatory obligations is dependent in part upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service, expose us to legal liability, damage our reputation, cause us to lose customers and limit our growth.

Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. In addition, our E-911 service is currently dependent upon a third-party provider. Interruptions in service from this vendor could cause failures in our customers' access to E-911 services. Finally, our service offerings that integrate with the public switched telephone network are wholly reliant on third party network service providers to originate and terminate substantially all of our calls to users of traditional telephone services. Interruptions in our service caused by third-party facilities or service providers have in the past caused and may in the future cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation and growth will be negatively impacted.

Our emergency and E-911 calling services may expose us to significant liability.

Our emergency calling service and E-911 calling service are different from the corresponding services offered by traditional wireline telephone companies. These differences may lead to failures that would not occur for users of traditional telephony services. For example, providers of interconnected VoIP services, like us, must use components of both the wireline and wireless infrastructure in unique ways that can result in failure. Also, emergency services provided over the Internet can be adversely impacted by power outages and network congestion that do not necessarily have the same adverse impact on users of traditional telephone services. Emergency call centers may not be equipped with appropriate hardware or software to accurately process and respond to emergency calls received by consumers of interconnected VoIP services. Finally, users of nomadic interconnected VoIP services must manually update their location information, and failure to do so can result in dispatching of assistance to the wrong location. For these reasons, some of our customers do not receive emergency services in full compliance with the FCC rules. Any of these failures could result in enforcement action by the FCC, significant monetary penalties and restrictions on our ability to offer non-compliant services.

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

Third parties may assert claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them and subject us to expensive and disruptive litigation.  For example, a complaint was filed in the United States District Court for the Eastern District of Texas-Tyler Division by Centre One alleging, inter alia, that we have sold and are offering for sale a VoIP service that infringes a patent held by Centre One.  In addition, we incorporate licensed third-party technology in some of our products and services. In these license agreements, the licensors have agreed to indemnify us with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right so long as we have not made changes to the licensed software. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims and lawsuits, even if not meritorious, could be expensive and time consuming to defend; divert management’s attention and resources; require us to redesign our products, if feasible; require us to pay royalties or enter into licensing agreements in order to obtain the right to use necessary technologies; and/or may materially disrupt the conduct of our business.

Risks Related to our Industry

Government regulation and legal uncertainties relating to IP telephony could harm our business.

Historically, voice communications services have been provided by regulated telecommunications common carriers. We offer voice communications to the public for international and domestic calls using IP telephony, and we do not operate as a licensed telecommunications common carrier in many jurisdictions based on specific regulatory classifications and recent regulatory decisions. However, the growth of IP telephony has led to close examination of its regulatory treatment in many jurisdictions, making the legal status of our services uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which we operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as ours to provide services or to increase the cost of providing such services.

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

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services (or our resellers from reselling our services) cost-effectively or at all, which could limit our growth. Currently, there are several countries where regulations prohibit us and our resellers from offering service. We cannot assure you that these conditions will not have a material effect on our revenues and growth in the future. In addition, because customers can use our services almost anywhere that a broadband Internet connection is available, including countries where providing VoIP services is illegal, the governments of those countries may attempt to assert jurisdiction over us, which could expose us to significant liability and regulation.

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

Some state and local regulatory authorities claim that they retain jurisdiction to regulate the provision of, and impose taxes, fees and surcharges on, intrastate Internet and VoIP telephony services, and have attempted to impose such taxes, fees and surcharges, such as a fee for providing E-911 service. There is also a risk that state authorities may attempt to impose on us state USF contribution obligations. At this time, at least three states contend that providers of interconnected VoIP services, like us, should contribute to their respective USF funds, and Nebraska along with one other state filed a petition with the FCC seeking authority to impose state USF contributions on interconnected VoIP providers and sought retroactive authority to do so. We cannot predict how the FCC will rule on this petition. Should the FCC allow states to impose state USF contribution obligations on interconnected VoIP providers like us it, and allow for such authority on a retroactive basis, it could require us to either increase our retail price or reduce our profit margins and could have a material adverse effect on our financial position and results of operations. In addition, it is possible that we will be required to collect and remit taxes, fees and surcharges in other states and local jurisdictions, and which such authorities may take the position that we should have collected. If so, they may seek to collect those past taxes, fees and surcharges from us and impose fines, penalties or interest charges on us. Our payment of these past taxes, fees and surcharges, as well as penalties and interest charges, could have a material adverse effect on us.

We have completed a study of state and local taxes and other fees and have accrued approximately $150,000 of estimated state and local taxes and other fees due as of December 31, 2009, out of a total tax accrual of $300,000.  We have also determined that we need to collect and remit sales and excise taxes in certain states and local jurisdictions and will begin collecting and remitting such sales and excise taxes in the immediate future.  We have begun the process of registering with the relevant state authorities and entering into discussions with the relevant state tax authorities to finalize the amounts due. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance, this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

There may be risks associated with our ability to comply with funding requirements of the USF and similar state or federal funds as well as other FCC-mandated funding requirements or that our customers will cancel service due to the impact of these or other price increases to their service.

   We began contributing to the USF during the fourth fiscal quarter of 2006 and began charging our customers a USF surcharge fee.  In addition, we are required to collect and remit other FCC-related fees, such as the TRS fund and contributions towards local number portability, and the FCC and state public utilities commissions are considering subjecting interconnected VoIP providers like us to additional fees and surcharges.  The impact of this price increase on our customers or our inability to recoup the costs or liabilities in remitting such fees as well as any future fees could have a material adverse effect on our financial position, results of operations and cash flows, or could cause some customers to cancel our service due to the loss of any price advantage we may have over traditional telecommunications companies.

In addition, we have an ongoing billing dispute with respect to our contributions to certain subsidy programs overseen by the FCC.  We have filed an appeal regarding these billings, and expect that many of the billings will eventually be credited back to us in the third quarter of 2010.  During this time, the FCC could consider the unpaid amounts as delinquent and assess late charges and interest on the unpaid amount until the credits are given.  These late charges will likely not be credited back to us.  The FCC could also pursue collection of the amount pending resolution of the dispute, prior to any credits being received, or attempt to impose a monetary fine on us.  While we believe that our claims for these credits are meritorious, any such action by the FCC could have a material adverse effect on our business, results of operation or financial condition.

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

D4 Holdings currently owns approximately 54.0% of the issued and outstanding shares of our common stock and, in the event it exercises in full the warrant that we issued to it to purchase up to an additional 30,000,000 shares of our common stock at an exercise price of $0.04 per share, it will own approximately 67.5% of the issued and outstanding shares of our common stock.  As long as D4 Holdings continues to beneficially own more than 50% of the voting power of our company, D4 Holdings will be able to exercise a controlling influence over decisions affecting us, including:

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

The ownership of D4 Holdings includes owners of ACN, and we may engage in commercial transactions with ACN and its affiliated entities in the future.

D4 Holdings is a private investment fund whose ownership includes owners of ACN. Several of the members of our board of directors currently serve as officers and/or directors of ACN. Because ACN is a direct seller of telecommunications services, we may seek to engage in commercial transactions to provide services to ACN in the future.  During the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, pursuant to which we provide digital video and voice-over-IP telecommunications services in Australia and New Zealand to ACN Pacific. During the fourth quarter of 2009 we entered into an agreement with Ojo Service, LLC, a wholly-owned subsidiary of WorldGate Communications, Inc. pursuant to which we provide pursuant to which we provide Ojo Service digital video and voice-over-IP services in the United States.  WorldGate is majority-owned by WGI Investor LLC, which shares common majority ownership and a common manager with D4 Holdings. Although we expect that the terms of any such transactions will be established based upon negotiations between employees of ACN and us and, when appropriate, subject to the approval of the independent directors on our board or a committee of disinterested directors, there can be no assurance the terms of any such transactions will be as favorable to us as might otherwise be obtained in arm’s length negotiations.

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

ITEM 2.   PROPERTIES

We lease our executive offices at 224 West 35th Street, New York, N.Y.  The term of the lease is until August 31, 2010, with an option for us to extend the lease through August 31, 2012. Rent expense, net, for 2009 was $26,343, which includes the rent expense, net, we paid in 2009 for our previous executive offices located at 419 Lafayette Street, New York, N.Y

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company, leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  On October 20, 2009, our subsidiary and the owner of the office executed an amendment to the lease agreement between the parties.  The amendment provides that, amongst other things, retroactive to July 1, 2009, the number of square meters comprising the office space was reduced by 556 to 734 square meters and the term of the lease was extended to June 30, 2012, with an option for our subsidiary to extend the term for an additional 36 months thereafter.  Rent expense, net for our subsidiary for 2009 was $196,150.

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

On April 7, 2009, the court held a status conference and assigned May 6, 2010, and December 6, 2010, as the dates for the pretrial hearing, or the Markman hearing, to interpret the construction of Centre One’s claims and the commencement of the trial, respectively.

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

On October 1, 2009, Vonage separately filed a request for reexamination of the Patent ’668, stating additional grounds for invalidity beyond those presented by Verizon Long Distance.  The PTO granted Vonage’s request on December 16, 2009, and a first office action on the merits is expected shortly.

On February 9 and 12, 2010, Verizon and we respectively moved for a protective order against further discovery in the litigation and a limited stay of all deadlines until the court rules on the pending motions to stay.  On February 17, 2010, Centre’s One counsel filed a motion to withdraw as counsel for Centre One and requested that the court stay all deadlines and discovery in the litigation until Centre One obtains new counsel.  The court granted the motion on February 19, 2010 and stayed all deadlines in the litigation for 60 days. The court instructed counsel for the parties to meet after such time and submit a joint status report containing each party’s position regarding new dates for the Markman hearing and the commencement of the trial.

On February 24, 2010, the court denied our and the other defendants respective stay motions.  In addition, the court denied our and Verizon’s motions for a protective order and limited stay as moot in light of the 60-day stay the court had granted on February 19.

Our examination of the allegations set forth in the Complaint lead us to firmly believe that we do not infringe any valid claim of Patent ’668. We are continuing our examination into the allegations set forth in the complaint and the validity of Patent ’668, and cannot predict with any degree of certainty the results of our examination and/or the outcome of the suit or determine the extent of any potential liability or damages.

We, as well as certain of our former officers and directors, were named as co-defendants in a number of securities class actions in the United States District Court for the Southern District of New York, arising out of our initial public offering, or IPO, in November 1999.  In addition, a number of other issuers and underwriters of public offerings of such issuers (including the underwriters of our IPO) were named as defendants in such class action suits in connection with such public offerings. A global settlement was agreed upon among the plaintiffs, issuers, underwriters and insurers, and received the final approval of the district judge on October 5, 2009. The settlement did not impose any liability on us.

We are not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “DDDC.OB”. The listing of our common stock was transferred from The Nasdaq Capital Market to the OTC Bulletin Board on March 28, 2008.

The following table sets forth the high and low sales prices of our common stock for such time as our common stock was traded on the Nasdaq Capital Market and the high and low bid prices for such time as our shares have been listed on the OTC Bulletin Board for the periods indicated:

	High	Low
Year ended December 31, 2008
First quarter	0.53	0.12
Second quarter	0.22	0.11
Third quarter	0.17	0.06
Fourth quarter	0.13	0.01

Year ended December 31, 2009
First quarter	0.20	0.01
Second quarter	0.24	0.10
Third Quarter	0.65	0.12
Fourth Quarter	0.50	0.30

Year ending December 31, 2010
First Quarter (through March 25)	0.37	0.11

Holders

As of March 25, 2010, we had 141 holders of record of the 72,242,933 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.   SELECTED FINANCIAL DATA

You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this Annual Report entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data for each of the years in the three-year period ended December 31, 2009, and as of December 31, 2008 and 2009 is derived from our audited financial statements that have been included in this Annual Report. The selected financial data as of December 31, 2005, 2006 and 2007 and for the years ended December 31, 2005 and 2006 is derived from consolidated financial statements that have not been included in this Annual Report.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands)
Statement of Operations Data:
Revenues	$29,714	$37,953	$29,477	$20,226	$19,002

Costs and operating expenses:
Cost of revenues	(18,698)	(24,375)	(21,107)	(14,744)	(16,127)
Research and development expenses	(3,228)	(4,043)	(4,669)	(3,356)	(464)
Selling and marketing expenses	(4,173)	(4,956)	(5,068)	(3,636)	(1,201)
General and administrative expenses	(2,912)	(3,088)	(2,952)	(3,130)	(3,514)
Depreciation and amortization	(1,931)	(1,543)	(2,644)	(1,836)	(890)
Write-off of goodwill	-	-	-	(2,002)	-
Write-off of intangible assets	-	-	(2,680)	(1,564)	-
Restructuring expenses	-	-	-	(1,223)	-
Deferred revenue restatement	-	-	-	(596)	-
Total costs and operating expenses	(30,942)	(38,005)	(39,120)	(32,087)	(22,196)
Loss from operations	(1,228)	(52)	(9,643)	(11,861)	(3,194)
Capital gain	-	-	-	39	86
Other non-operating income	-	-	13	19	15
Interest income, (expense) net	418	620	442	(35)	(72)
Income taxes	(44)	(61)	(126)	(28)	(34)
Net income (loss)	$(854)	$507	$(9,314)	$(11,866)	$(3,199)

Net income (loss) per share – basic and diluted	$(0.03)	$0.02	$(0.29)	$(0.36)	$(0.05)

Weighted average shares outstanding – basic and diluted	29,672	29,771	32,427	32,870	67,878

	December 31,
	2005	2006	2007	2008	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,847	$3,790	$1,649	$1,788	$1,514
Short-term investments	10,648	12,067	5,883	317	366
Working capital (deficit)	10,264	12,182	4,522	(723)	(1,993)
Long-term investments	1,216	1,085	1,085	-	-
Total assets	21,504	22,395	17,299	4,854	3,309
Total stockholders’ equity	15,561	16,618	12,024	548	(1,425)

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” variations of such words and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors” and other risks referenced from time to time in our filings with the SEC. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Overview

We are a global provider of integrated Voice over Internet Protocol, or VoIP, telephony services, products, hosted solutions and infrastructure. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol, or IP, telephony services, or VoIP telephony.  VoIP telephony is the real-time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. While we began as primarily a low-cost alternative source of wholesale minutes for carriers around the world, we have evolved into an international provider of next generation communication services.

Today we support tens of thousands of active users around the globe through our two primary distribution channels: our service provider and reseller channel, and our direct-to-consumer channel. We offer a broad suite of private label VoIP products and services as well as a back-office platform for service providers, resellers and corporate customers, such as VoIP operators and various corporate enterprises. Based on our customizable VoIP solutions, these customers can offer private label video and voice-over-IP services to their own customer bases under their own brand name, a “white-label” brand (in which no brand name is indicated and different customers can offer the same product), or the deltathree brand. At the same time, our direct-to-consumer channel includes our iConnectHere offering (which provides VoIP products and services directly to consumers and small businesses online using the same primary platform) and our joip offering (which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic Communications).

We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and offer our customers a suite of IP video and voice products, including PC-to-Phone and Broadband Phone products. We provide a robust set of value-added services and features that enable us to address the challenges that have traditionally made the provision of telecommunications services difficult, and we offer our products and services to a global customer base in a fashion that meets the disparate needs of this diverse customer base. Our operations management tools include, among others: account provisioning; e-commerce-based payment processing systems; billing and account management; operations management; web development; network management; and customer care. We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

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

In 2004, we announced our first major service provider contract with Verizon Communications to provide the Verizon VoiceWing VoIP service.  In 2007, we entered into an agreement with Market America, a leading on-line shopping and one-to-one marketing company, pursuant to which Market America launched its Voitel Home Phone Service powered by our Hosted Consumer VoIP Solution platform. In addition, we entered into an agreement with RCN Corporation, a leading provider of video, data, and voice services to residential, business, and commercial/carrier customers, to power its Starpower Internet Phone Service.  In January 2009 Verizon terminated our service provider agreement effective May 15, 2009. On February 5, 2009, we entered into a Termination, Settlement Agreement and Mutual Release with RCN, pursuant to which the service agreement between us and RCN was terminated and RCN transferred to us some of the subscribers to the VoIP service we had been providing to RCN under the agreement. In addition, RCN paid us a termination fee of $230,000.

In 2009 we began the process of expanding the suite of our communications offerings into the global video phone services market.  In the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, Inc. pursuant to which we provide digital video and voice-over-IP services in Australia and New Zealand to ACN Pacific. During the fourth quarter of 2009 we entered into an agreement with Ojo Service, LLC, a wholly-owned subsidiary of WorldGate Communications, Inc., a publicly-held provider of video phone equipment, pursuant to which we provide Ojo Service digital video and voice-over-IP services in the United States.  WorldGate is majority-owned by WGI Investor LLC, which shares common majority ownership and a common manager with D4 Holdings, LLC, discussed below. In 2010 we are continuing to update our network by adding content enabler services to our video phone applications, as well as providing mobile applications.  Following the successful integration of these services, we believe that our full suite of service offerings will constitute a complete next generation communication service package that will provide our customers the ability to customize, implement and rapidly launch digital next generation communications offerings.

As a complement to the initiatives we have taken to attempt to organically expand our businesses, we have also evaluated opportunities for growth through strategic relationships. In February 2007, we acquired the service provider and consumer business assets (including the customer bases) of Go2Call.com, Inc., a privately held U.S.-based VoIP solutions provider. However, in 2008 we wrote-off approximately $2.0 million in goodwill and approximately $1.6 million in intangible assets acquired in the Go2Call transaction. Through our joip offering we attempted to expand into other product and geographic consumer markets, but in 2008 we recognized only $119,000 in revenues from our service agreement with Panasonic and we do not expect that this will be a significant source of revenue in the future. In addition, as discussed above under “Item 1. Business -- Transactions with D4 Holdings”, in February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock.  D4 Holdings is a private investment fund whose ownership includes owners of ACN, Inc., or ACN, a direct seller of telecommunications services.  As a result of the transactions with D4 Holdings, we expect to continue to seek opportunities to provide services to ACN and enter into other commercial transactions that give us access to ACN’s international marketing and distribution capabilities.

Following a comprehensive review of our strategy in the second quarter of 2009, we decided to focus our near-term strategy and market initiatives on growing our service provider business while still supporting our core VoIP reseller and direct-to-consumer business segments. While our revenues for the fiscal year ended December 31, 2009, declined substantially compared to our revenues for the fiscal year ended December 31, 2008, our net loss decreased from approximately $11.9 million to approximately $3.2 million. As of December 31, 2009, we had negative working capital equal to approximately $2.0 million and negative stockholders’ equity equal to approximately $1.4 million.

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

Consumer Demand: There is significant competition within the traditional telecommunications marketplaces (landline and wireless) and also with other emerging next generation telecommunications providers, including IP telecommunications providers, in supplying the overall telecommunications needs of businesses and individual consumers, and several of the larger traditional telecommunications companies have announced intentions to merge, which will create even larger competitors. We compete with other telecommunications firms in the sale and purchase of various products and services in many national and international markets and employ all methods of competition that are lawful and appropriate for such purposes. A key component of our competitive position, particularly given the commodity-based nature of many of our products, is our ability to sell to a growing demand base for alternative communications products, in both the developed and developing global marketplace.

Within the developed global marketplace, our ability to sell broadband video and voice-over-IP products and services is directly linked to the significant growth rate of broadband adoption, and we expect this trend to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

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

Political Factors: Our operations and earnings have been, and may in the future be, affected from time to time in varying degree by political instability and by other political developments and laws and regulations, such as: telecommunications regulations; war, terrorism and other international conflicts; restrictions on production, imports and exports; price controls; tax increases and retroactive tax claims; expropriation of property; and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. At the same time, VoIP is becoming legal in more countries as governments seek to increase competition, and this helps us as service providers and resellers seek to meet their customers’ telecommunications needs with newly available solutions. Both the likelihood of VoIP legalization and its overall effect upon us vary greatly from country to country and are not predictable.

Regulatory Factors:   Our business has developed in an environment largely free from regulation. However, the United States and other countries have begun to examine how VoIP services should be regulated and to begin instituting such regulation, and a number of initiatives could have an impact on our business. These initiatives include the assertion of state regulatory and taxing authorities over us, FCC rulemaking regarding emergency calling services, the imposition of law-enforcement obligations like the Communications Assistance for Law Enforcement Act, referred to as “CALEA”, marketing restrictions and data protection rules for Customer Proprietary Network Information, referred to as “CPNI”, access to relay services for people with disabilities, local number portability, proposed reforms for the inter-carrier compensation system, and an ongoing generic rulemaking considering the classification of interconnected VoIP services under federal law. Complying with regulatory developments will impact our business by increasing our operating expenses, including legal fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees we pay. We may impose additional fees on our customers in response to these increased expenses. This would have the effect of increasing our revenues per customer, but not our profitability, and increasing the cost of our services to our customers, which would have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

Risk Factors: See “Item 1A. Risk Factors” for a discussion of the impact of market risks, financial risks and other risks and uncertainties.

Revenues

Our revenues are derived mainly from resellers, service providers, and end-users of our VoIP telephony products and services, including and Broadband Phone and PC-to-Phone. All revenues are recognized at the time the services are performed. The provision of VoIP telephony products and services through our service provider and reseller sales efforts (including sales of our Hosted Consumer VoIP Solution) accounted for 88.7% and 84.7% of our total revenues in 2009 and 2008, respectively, while the provision of VoIP telephony through iConnectHere accounted for 10.4% and 13.8% of our total revenues in 2009 and 2008, respectively.

Costs and Operating Expenses

Costs and operating expenses consist of the following: cost of revenues; research and development expenses; selling and marketing expenses; general and administrative expenses; and depreciation and amortization.

Cost of revenues consist primarily of network, access, termination and transmission costs paid to carriers that we incur when providing services and fixed costs associated with leased transmission lines. The term of our contracts for leased transmission lines is generally one year or less, and either party can terminate with prior notice.

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

General and administrative expenses consist primarily of compensation and benefits for management, finance and administrative personnel, insurance premiums, occupancy costs, legal and accounting fees and other professional fees. Additionally, we incur expenses associated with our being a public company, including the costs of directors' and officers' insurance.

Depreciation and amortization consists of the depreciation calculated on our fixed assets for the fiscal year ended December 31, 2009, and the amortization of the intangible assets acquired by us in the purchase of certain assets of Go2Call.

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2009.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of December 31, 2009, we had net operating losses, or NOLs, generated in the U.S. of approximately $159 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009.  The NOLs will expire at various dates between 2011 and 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

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

On an ongoing basis, we evaluate our estimates, including the following:

•	the useful lives of property and equipment and intangible assets;
•	commitments and contingencies, based on the information available at the time we are making such estimates; and
•	the assumptions used for the purpose of determining share-based compensation using the Black-Scholes option model and various other assumptions that we believe to be reasonable.

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

Long-lived assets: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant decrease in the market price of a long-lived asset;
•	significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;
•	significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset , including an adverse action or assessment by a regulator;
•	accumulation of costs significantly in excess of the amount originally expected for the acquisition of the long-lived asset ;
•
current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset ; and

•	current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Results of Operations

The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2007		2008	2009
Revenues:
Total revenues	100.0%		100.0%	100.0%
Costs and operating expenses:
Cost of revenues	71.6		72.9	84.9
Research and development expenses	15.8		16.6	2.4
Selling and marketing expenses	17.2		18.0	6.3
General and administrative expenses (exclusive of non-cash compensation expense)	10.0		15.4	18.5
Write-off of goodwill	-		9.9	-
Write-off of intangible assets	9.1		7.7	-
Deferred revenue restatement	-		2.9	-
Restructuring expenses	-		6.0	-
Depreciation and amortization	9.0		9.1	4.7

Total costs and operating expenses	132.7		158.6	116.8

Loss from operations	(32.7)		(58.6)	(16.8)
Capital gain	-		0.2	0.5
Other non-operating income	-		-	-
Interest income, net	1.5		(0.2)	(0.3)
Income taxes	(0.4)		(0.1)	(0.2)

Net income (loss)	(31.6	) %	(58.6)%	(16.8)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Revenues for 2009 overall decreased by approximately $1.2 million, or 6.5%, to approximately $19.0 million from approximately $20.2 million in 2008. Both our reseller and service provider channel, as well as our direct consumer, channels were affected. Revenues from our reseller and service provider sales channels decreased approximately $0.3 million, or 2%, from approximately $17.1 million in 2008 to approximately $16.8 million in 2009.  In addition, revenues from our direct consumer channel decreased approximately $0.8 million, or 30%, from approximately $2.8 million in 2008 to approximately $2.0 million in 2009.  Other income decreased approximately $0.1 million, or 33%, from approximately $0.3 million in 2008 to approximately $0.2 million in 2009.

Within the reseller business itself, we made a decision in the first quarter of 2009 to focus on servicing fewer, larger resellers rather than more, smaller resellers.  Consequently, our two largest resellers accounted for approximately $9.2 million, or approximately 61%, of the revenue generated from our reseller division in 2009, which represented approximately 48% of our total revenue for 2009.  By comparison, in 2008 our two largest resellers accounted for approximately $5.0 million, or approximately 36.8%, of the revenue generated from our reseller division, which equaled approximately 24.8% of our total revenue for 2008.

Revenues generated by our service provider division decreased by approximately $2.1 million, or 60%, to $1.4 million for 2009 from $3.5 million for 2008, largely due to the expiration of our service agreements with Verizon Communications and RCN Corporation and our development agreement with Panasonic. During the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, pursuant to which we provide digital video and voice-over-IP services in Australia and New Zealand to ACN Pacific. During the fourth quarter of 2009 we entered into an agreement with Ojo Service, LLC, a wholly-owned subsidiary of WorldGate Communications, Inc., pursuant to which we provide pursuant to which we provide Ojo Service digital video and voice-over-IP services in the United States. WorldGate is majority-owned by WGI Investor LLC, which shares common majority ownership and a common manager with D4 Holdings.

Sales to direct consumers decreased by approximately $0.8 million, or 30%, to approximately $2.0 million in 2009 from approximately $2.8 million in 2008. The decrease in direct consumer revenues was primarily due to a lack of investment on our part in our consumer division and an increasingly competitive VoIP market causing the rates we charge our customers to decline.

On November 3, 2009, we were informed that the operations of our largest customer had been suspended.  In 2009, this customer accounted for approximately 25.8% of our annual gross revenues.  The loss of revenue attributable to this customer has had a material adverse effect on our financial condition and results of operations.

Although the number of minutes on our network utilized by our customers increased by approximately 24% from 315 million minutes in 2008 to 390 million in 2009 our revenues decreased as a result of intense competition in the VoIP industry, resulting in price reductions in the markets in which we operate.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by $1.4 million, or 9.5%, from $14.7 million in 2008 to $16.1 million in 2009.  Although our network rent cost decreased by 21.1% from $1.9 million in 2008 to $1.5 million in 2009, our termination cost increased by 16.2% from $11.1 million in 2008 to $12.9 million in 2009. The main reason for the increase in cost of revenues was an increase in the amount of traffic being terminated over our network. In addition, due to a reassessment of our cost allocation as a result of the reductions in force that occurred during 2008, cost of revenue increased in 2009 by $0.6 million, offset by a decrease of $0.3 million of devices shipped to new customers and a decrease of $0.3 million for customer support costs we incurred for joip.

Research and development expenses. Research and development expenses decreased by $3.0 million, or 88.2%, from $3.4 million in 2008 to $0.5 million in 2009. The primary reason for the decline was a decrease in the overall personnel costs of 88.5% to $0.3 million in 2009 from $2.6 million in 2008. This was due to the reductions in force that occurred in 2008 and the expiration of our development agreement with Panasonic.

Selling and marketing expenses. Selling and marketing expenses decreased by $2.4 million, or 66.6%, to $1.2 million in 2009 from $3.6 million in 2008. The cost of our selling and marketing personnel decreased by approximately 58.8% to $0.7 million in 2009 from $1.7 million in 2008 following the reductions in force that occurred in 2008.

General and administrative expenses. General and administrative expenses increased by $0.4 million, or 12.9%, to $3.5 million in 2009 from $3.1 million in 2008, due primarily to $1.0 million we recorded as litigation expenses offset by $0.4 million of revaluation of tax liability that we had recorded in 2008. Excluding the litigation expenses and the revaluation of the tax liability, our general and administrative expenses decreased by approximately $0.3 million during 2009, mostly due to the restructuring that we effected in 2008.

Write-off of goodwill.  As part of our acquisition of Go2Call, we recognized goodwill of approximately $2.0 million relating to our reseller division.  During the third quarter of 2008, we assessed the value of our reseller division and determined that based on our then-current financial condition and the state of our reseller division it would be appropriate to write off the entire $2.0 million of the goodwill acquired in the Go2Call acquisition. We did not write off any goodwill in 2009.

Write-off of intangible assets.  In 2008 we wrote off the balance of the intangible assets associated with the Go2Call transaction.  During the second quarter of 2008, we reached the conclusion that we will not invest significant resources into a segment of the business that we purchased as part of the Go2Call transaction.  As a result, we decided to write off $475,000, representing the entire amount of the asset allocated to that portion of the business, in the second quarter of 2008 to properly adjust the value of the intangible asset associated with that portion of the business.  In addition, during the third quarter of 2008 we assessed the life of the remaining intangible assets associated with the purchase of certain assets from Go2Call and reached the conclusion that the carrying amount of the assets exceeded the fair value attributable to those assets as a result of our current financial situation.  Consequently, we decided to write off the remaining value of these assets, or approximately $3.1 million, since we believed that these assets can no longer sustain their value. We did not write off any intangible assets in 2009.

Deferred revenue restatement.  During the first half of 2008, we restated our deferred revenue to include $0.6 million in deferred revenue liability.  We record prepayments we receive from customers as deferred revenue and recognize such prepayments as revenue when the customers use them to make (or allow their own customers to make) calls. In connection with certain sales and marketing promotions, historically we have provided certain customers with promotional credit in the form of free minutes. Prior to 2008 our billing system failed to segregate such promotional minutes and, after they had been used by the customers, incorrectly recognized the value of such promotional minutes as revenue. As a result, the amount of deferred revenue we previously recorded was incorrectly understated by such amount. We discovered this problem in 2008 and restated our deferred revenue accordingly.

Restructuring expenses. In 2008 we recorded restructuring expenses totaling approximately $1.2 million. No such expenses were recorded in 2009. The restructuring expense were one-time costs related to (i) changes to the structure of our work force, including reductions in force, that totaled approximately $0.3 million, (ii) the sublease of our then-current New York office in 2008 for the remaining term of the lease (for which we accrued the shortfall between the rental amounts we will be receiving from the subtenant and the rental amounts we need to pay to the landlord, as well as legal costs and broker fees associated with the sublease) of approximately $0.6 million, (iii) severance costs we paid to a former Chief Executive Officer of approximately $0.1 million and (iv) costs associated with the final termination of the lease for our principal executive offices of approximately $0.2 million.

Depreciation and amortization.   Depreciation and amortization decreased by $0.9 million, or 50%, from $1.8 million in 2008 to $0.9 million in 2009 due to a significant decline in the value of our fixed assets during this period.

Loss from Operations

Loss from operations decreased by $8.7 million, or 73%, from $11.9 million in 2008 to $3.2 million in 2009, due primarily to the decrease in costs and operating expenses (including selling and marketing expenses) and one-time amortization charges and expenses recorded during 2008.

Interest Income, Net

We recorded interest expense of $72,000 in 2009 compared to $35,000 in 2008.

Income Taxes, Net

We paid net income taxes of $34,000 in 2009 compared to $28,000 in 2008.

Net Loss

Net loss decreased by $8.8 million, or 73%, from $11.9 million in 2008 to $3.2 million in 2009, due to the foregoing factors.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Revenues overall decreased approximately $9.3 million, or 31.5%, to approximately $20.2 million in 2008 from approximately $29.5 million in 2007.  All of our revenue channels were affected. Revenues from our service provider and reseller sales efforts (both pre-paid and post-paid) decreased approximately $8.0 million, or 31.9%, from approximately $25.1 million in 2007 to approximately $17.1 million in 2008.  In addition, revenues from our direct consumer channel decreased approximately $1.0 million, or 27%, from approximately $3.8 million in 2007 to approximately $2.8 million in 2008.

Our revenue decrease can be attributed to a number of factors, the most important being an increasingly competitive VoIP market causing market rates to decline.  Some of the other factors included the following:

•	our ongoing financial challenges have caused us to lose certain customers;
•	we were temporarily cut off from certain key termination routes during 2008, causing a drop in the number of calls being placed over our network into such key markets; and
•	a decline in sales in our service provider and consumer businesses resulting from our de-emphasis on those units as a result of the restructuring.

As a result, the number of minutes on our network utilized by our resellers and end-users dropped by approximately 17% from 380 million in 2007 to 315 million in 2008.

Furthermore, our reseller revenues, which made up approximately 66% of our overall revenues in both 2007 and 2008, were adversely affected by regulatory problems in key destinations. In addition, the introduction of several competitors offering lower prices than ours to our biggest markets further adversely affected our revenues. Revenues generated by resellers we acquired in the Go2Call acquisition amounted to approximately $1.1 million, or 7%, of our reseller revenues in 2008, down by $1.9 million, or 62%, from $3.0 million for  2007.

Revenues from our service division decreased by approximately $2.0 million, or 36%. from $5.6 million in 2007 to $3.6 million in 2008, largely due to the expiration of our service agreements with SBC Communications and Bezek International, together with the expiration of our development agreement with Panasonic.  In addition, during 2008 Verizon accounted for approximately 10.9% of our gross revenues; in the fourth quarter of 2008 Verizon accounted for approximately 9.7% of our gross revenues.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by $6.4 million, or 30.3%, from $21.1 million in 2007 to $14.7 million in 2008.  Although our network rent cost increased by 36.3% from $1.1 million in 2007 to $1.5 million in 2008, our termination cost decreased by 30.2% from $15.9 million in 2007 to $11.1 million in 2008. The main reason for the decrease in cost of revenues was a reduction in the amount of traffic being terminated over our network. In addition, there were significant pricing pressures put on the market, as a result of which we generally dropped our rates.

Research and development expenses. Research and development expenses decreased by $1.3 million, or 27.7%, from $4.7 million in 2007 to $3.4 million in 2008. The primary reason for the decline was the decrease in overall personnel costs of 25.7% to $2.6 million in 2008 from $3.5 million in 2007. This was due to the reductions in force that occurred in 2008 and the expiration of our development agreement with Panasonic.

Selling and marketing expenses. Selling and marketing expenses decreased by $1.5 million, or 29.4%, to $3.6 million in 2008 from $5.1 million in 2007. The cost of our selling and marketing personnel decreased by approximately 34.6% to $1.7 million in 2008 from $2.6 million in 2007 as a result of the reductions in force.  The balance was caused by an increase in promotional and branding activities.

General and administrative expenses. General and administrative expenses increased by $0.1 million, or 3%, to $3.1 million in 2008 from $3.0 million in 2007, due primarily to $0.7 million we recorded as a tax liability. Excluding such tax liability our general and administrative expenses decreased by approximately $0.6 million during 2008 as a result of the restructuring we effected in 2008.

Write-off of goodwill.  As part of our acquisition of Go2Call, we recognized goodwill of approximately $2.0 million relating to our reseller division.  During the third quarter of 2008, we assessed the value of our reseller division and determined that based on our then-current financial condition and the state of our reseller division it would be appropriate to write-off the entire value of the goodwill acquired in the Go2Call acquisition.

Write-off of intangible assets.  In 2008 we wrote off the balance of the intangible assets associated with the Go2Call transaction.  During the second quarter of 2008, we reached the conclusion that we will not invest significant resources into a segment of the business that we purchased as part of the Go2Call transaction.  As a result, we decided to write off $475,000, representing the entire amount of the asset allocated to that portion of the business, in the second quarter of 2008 to properly adjust the value of the intangible asset associated with that portion of the business.  In addition, during the third quarter of 2008 we assessed the life of the remaining intangible assets associated with the purchase of certain assets from Go2Call and reached the conclusion that the carrying amount of the assets exceeded the fair value attributable to those assets as a result of our current financial situation.  Consequently, we decided to write off the remaining value of these assets, or approximately $3.1 million, since we believed that these assets can no longer sustain their value.

Deferred revenue restatement.   During the first half of 2008, we restated our deferred revenue to include $0.6 million in deferred revenue liability.  We record prepayments we receive from customers as deferred revenue and recognize such prepayments as revenue when the customers use them to make (or allow their own customers to make) calls. In connection with certain sales and marketing promotions, historically we have provided certain customers with promotional credit in the form of free minutes. Prior to 2008 our billing system failed to segregate such promotional minutes and, after they had been used by the customers, incorrectly recognized the value of such promotional minutes as revenue. As a result, the amount of deferred revenue we previously recorded was incorrectly understated by such amount. We discovered this problem in 2008 and restated our deferred revenue accordingly.

Restructuring expenses. We recorded restructuring expenses totaling approximately $1.2 million. No such expenses were recorded in the year ended December 31, 2007. The restructuring expense were one-time costs related to (i) changes to the structure of our work force, including reductions in force, that totaled approximately $0.3 million, (ii) the sublease of our then-current New York office in 2008 for the remaining term of the lease (for which we accrued the shortfall between the rental amounts we will be receiving from the subtenant and the rental amounts we need to pay to the landlord, as well as legal costs and broker fees associated with the sublease) of approximately $0.6 million, (iii) severance costs we paid to a former Chief Executive Officer of approximately $0.1 million and (iv) costs associated with the final termination of the lease for our principal executive offices of approximately $0.2 million.

Depreciation and amortization.   Depreciation and amortization decreased by $0.8 million, or 30.7%, from $2.6 million in 2007 to $1.8 million in 2008 due to a lower expense level of periodic amortizations of intangible assets, which were fully amortized in the second quarter of 2008.

Loss from Operations

Loss from operations increased by $2.3 million, or 24%, from $9.6 million in 2007 to $11.9 million in 2008, due primarily to the decrease in revenues, increase in costs and operating expenses (including selling and marketing expenses) and a one-time amortization charge.

Interest Income, Net

We recorded interest expense of $0.01 million in 2008 compared to interest earned of $0.4 million in 2007.  This was due to both the drop in our overall cash and cash equivalents of approximately $6.5 million and the drop in the overall interest rate achieved on our investments.

Income Taxes, Net

We paid net income taxes of $28,000 in 2008 compared to $126,000 in 2007.

Net Loss

Net loss increased by $2.6 million, or 28%, from $9.3 million in 2007 to $11.9 million in 2008, due to the foregoing factors.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our recent losses from operations. For the year ended December 31, 2009, our net loss from operations decreased by $8.8 million, or 73%, from $11.9 million in 2008 to $3.2 million in 2009.  To date, we have an accumulated deficit of approximately $175.8 million.

As of December 31, 2009, we had cash and cash equivalents of approximately $1.5 million and restricted cash and short-term investments of approximately $0.4 million, or a total of cash, cash equivalents and restricted cash of $1.9 million, a decrease of $0.2 million from December 31, 2008. The decrease in cash, restricted cash, and short and long term investments was primarily caused by the net cash used in operating activities during 2009 of approximately $1.2 million. Our average monthly cash burn during 2009 was approximately $0.1 million (including cash used in our operations and cash used in to pay capital leases).

Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $1.2 million during 2009 compared with negative cash flow from operating activities of approximately $6.2 million during 2008.  The decrease in our cash generated from operating activities was primarily driven by our net loss of $3.2 million plus changes in working capital of approximately $2.0 million, depreciation and amortization of approximately $1.0 million and write-offs for the Go2call intangible asset of approximately $3.6 million.

Net cash used in investing activities is generally driven by our capital expenditures and changes in our short and long term investments.  In 2009, we spent $192,000 on capital expenditures and increased our investments by $49,000 offset by proceeds we received from the sale of property and equipment of $156,000, for a net decrease of $85,000. In 2008, we spent $0.3 million on capital expenditures and decreased our investments by $6.7 million, for a net decrease of $6.4 million.

Financing cash flows have historically consisted primarily of payments of capital leases and of proceeds from exercise of employee options. As discussed above under “Item 1. Business - Transactions with D4 Holdings”, in February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock for an aggregate purchase price of $1.2 million. In addition, on March 1, 2010, we and our subsidiaries entered into a Loan and Security Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide to us and our subsidiaries a line of credit in a principal amount of $1,200,000.  On March 2, 2010, we received $500,000 from D4 Holdings pursuant to a notice of borrowing under the Loan Agreement.  In addition, during 2009 our employees exercised options to purchase an aggregate of 92,500 shares of common stock, for which we received the aggregate exercise price of $14,000.  In each of 2009 and 2008 we paid approximately $0.1 million for capital leases.

We obtained our funding from our utilization of the remaining proceeds from our IPO, offset by positive or negative cash flow from our operations, and most recently from the sale of shares of our common stock to D4 Holdings in February 2009 and the receipt of $500,000 pursuant to our line of credit with D4 Holdings in March 2010. These proceeds are maintained as cash, restricted cash, and short and long term investments. We have sustained significant operating losses in recent periods, which has led to a significant reduction in our cash reserves.  As of December 31, 2009, we had negative working capital equal to approximately $2.0 million as well as negative stockholders’ equity equal to approximately $1.4 million. We believe that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to return to positive cash flow before we require additional capital (in addition to any further amounts we may borrow from D4 Holdings under the Loan Agreement) in the near term. There can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commercial Commitments

The following table sets forth our future contractual obligations and commercial commitments in total, for each of the next five years and thereafter:

	Payments due by period (in thousands of dollars)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Real estate leases	1,180	212	424	544	-
Auto leases	245	122	123	-	-
Capital leases	147	144	3	-	-
Total	1,572	478	550	544	-

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements required by this Item are set forth in Item 15 beginning on page 46 of this Annual Report.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated internal control over financial reporting by the Company using the framework for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.

Based on this assessment, management concluded that internal controls over financial reporting were effective as of December 31, 2009.  In connection with this assessment, no material weaknesses in the Company’s internal control over financial reporting were identified by management. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

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

With the assistance of an outside consulting firm that provides Sarbanes-Oxley Act compliance services and advice we have revised and improved our internal controls.  To remedy the weakness identified above regarding the recording of revenues and deferred revenues, we have implemented a procedure whereby daily reports showing any changes made to the items that constitute the majority of our revenue and deferred revenue are automatically generated and sent to members of different departments.  In regards to the weakness identified above regarding recording of cost of revenues, we have instituted a procedure in which the head of our route purchasing department is (1) notified of any changes made by other members of the department to the carriers from which we purchase our routes and (2) required to approve any changes made by such employees to the rates we pay such carriers.

As a result of the implementation of the above controls and procedures, management concluded that our internal controls over financial reporting were effective as of December 31, 2009.  Other than actions we have taken to remedy the material weaknesses identified above, there were no material changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Amended and Restated Certificate of Incorporation provides that a director shall hold office until the annual meeting for the year in which his or her term expires except in the case of elections to fill vacancies or newly created directorships. Each director is elected for a one-year term. Set forth below are the name, age and the positions and offices held by each of our current directors, his principal occupation, business experience and public company board experience during at least the past five years, and the experience, qualifications, attributes or skills that qualify such person to serve on our Board of Directors.

Robert Stevanovski, 46.  Mr. Stevanovski has served as a director and Chairman of the Board since February 2009.  He is one of the co-founders of ACN and has served as Chairman of ACN since its founding in 1993. Mr. Stevanovski has served as Chairman of the Board of WorldGate since April 2009, and he served as WorldGate’s Interim President and CEO from April 2009, to August 2009.  He is the brother of David Stevanovski, also a member of the Board.  Mr. Robert Stevanovski’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of the telecommunications and multi-level marketing industries, outside board experience with WorldGate and extensive business and management experience as co-founder and Chairman of ACN.

Anthony Cassara, 55.  Mr. Cassara has served as a director since February 2009. Mr. Cassara founded and has served as President of Cassara Management Group, Inc., a privately held business counseling practice focused on the telecommunications industry, since October 2000. Prior to founding Cassara Management Group, Mr. Cassara was President of the Carrier Services division at Frontier Corporation and later at Global Crossing Ltd. from October 1999 to December 2000. Mr. Cassara served as a member of the board of directors of MPower Holding Corporation from May 2002 to August 2006; Teleglobe International Holdings Ltd. from February 2004 to February 2006; Eschelon Telecom Inc. from November 2002 to December 2004; and has served as a director of WorldGate since April 2009.  Mr. Cassara’s areas of relevant experience, qualifications, attributes or skills include telecommunications and information services; senior leadership roles in global telecommunications companies; public company board experience, corporate finance, and financial reporting.

Lior Samuelson, 61.  Mr. Samuelson served as Chairman of the Board from January 2008 until February 2009, and has served as a director of deltathree since August 2001. Since August 1999, Mr. Samuelson has served as a Co-Founder and Principal of Mercator Capital, and served as a director of Mercator Partners Acquisition Corp. from January 2005 to December 2007. His experience includes advising clients in the technology, communications and consumer sectors on mergers, acquisitions and private placements. From March 1997 to August 1999, Mr. Samuelson was the President and Chief Executive Officer of PricewaterhouseCoopers Securities. Prior to that, he was the President and Chief Executive Officer of The Barents Group, a merchant bank specializing in advising and investing in companies in emerging markets. Mr. Samuelson was also the Co-Chairman of Peloton Holdings, a private equity management company. Before that, he was a managing partner with KPMG and a senior consultant at Booz, Allen & Hamilton.  Mr. Samuelson’s areas of relevant experience, qualifications, attributes or skills include extensive experience in finance and investment banking, public company board experience, financial reporting, and his long history of service to deltathree and knowledge of its operations.

David Stevanovski, 43.  Mr. Stevanovski has served as a director since March 2009.  He has served in a number of positions at ACN, and currently serves as Chief Operating Officer of ACN North America. Mr. Stevanovski has served as a director of WorldGate since May 2009. Mr. Stevanovski is the brother of Robert Stevanovski.   Mr. David Stevanovski’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of the telecommunications and multi-level marketing industries, outside board experience with WorldGate, and extensive operational experience as Chief Operating Officer of ACN North America.

Gregory Provenzano, 50.  Mr. Provenzano has served as a director since March 2009. Mr. Provenzano is one of the co-founders of ACN and has served as President of ACN since its founding in 1993. Mr. Provenzano has served as a director of WorldGate since May 2009.   Mr. Provenzano’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of telecommunications and multi-level marketing, outside board experience with WorldGate, and extensive business and management experience as co-founder and President of ACN.

J. Lyle Patrick, 57.  Mr. Patrick has served as a director since March 2009. Mr. Patrick is currently a financial consultant and has served as the Interim CFO for FirstCommunications, Inc. since March 2009. Mr. Patrick has served as chief financial officer of a number of telecommunications companies, including, most recently, US LEC, a competitive telecommunications company, from June 2005 to March 2007, and MetroPCS, a wireless communications provider, from May 2004 to March 2005.  Mr. Patrick is a Certified Public Accountant.  Mr. Patrick’s areas of relevant experience, qualifications, attributes or skills include extensive accounting for public companies, with particular experience in the telecommunications industry, and financial reporting.

Brian Fitzpatrick, 48.  Mr. Fitzpatrick has served as a director since August 2009.  Mr. Fitzpatrick serves as Managing Director of BT Wholesale Markets, which is the sales, marketing, implementation, project and in-life contract management operating division of BT Group Plc.  Mr. Fitzpatrick’s areas of responsibility also include BT Group plc’s global media and satellite broadcast operations. Mr. Fitzpatrick serves as a member of the BT Wholesale Executive Board. Prior to joining BT Wholesale Markets in November 2005, Mr. Fitzpatrick was the President of Worldwide Commercial Operations for Teleglobe International, Ltd. Mr. Fitzpatrick’s areas of relevant experience, qualifications, attributes or skills include extensive experience, knowledge and relationships in the international telecommunications industry, sales and marketing expertise generally, and extensive business and management experience.

Executive Officers and Key Employees

Set forth below is a brief description of the present and past business experience of each of the persons who currently serve as our executive officers or key employees.

Efraim Baruch, 34, interim Chief Executive Officer and President, Senior Vice President of Operations and Technology. In December 2008 Mr. Baruch became our interim Chief Executive Officer and President; in January 2007, Mr. Baruch became our Senior Vice President of Operations and Technology. Mr. Baruch has been with deltathree since 1998. Mr. Baruch began working with deltathree as an engineer in the Network Operations Center (NOC), and soon after specialized in the management of data networks and security in our Wide Area Network (WAN) department. During the past four years he has headed the deltathree VoIP data and security departments, along with managing the overall responsibility of the total uptime in the deltathree worldwide network.

Ziv Zviel, 39, Chief Financial Officer and Treasurer. Mr. Zviel joined deltathree in June 2009 as a member of our Finance Department and assumed the positions of Chief Financial Officer and Treasurer of the Company in August 2009. Mr. Zviel is a Certified Public Accountant (Israel). Prior to his employment with deltathree, since September 2007 Mr. Zviel was the Vice President-Finance of LivePerson, Inc., a provider of real-time chat platforms. From 2002 through 2007, Mr. Zviel served in various positions - including Corporate Controller, Vice President-Finance and Operations and Acting Chief Financial Officer - of Magic Software Enterprises Ltd., a provider of application platform as well as software integration solutions. Prior to joining Magic Software, Mr. Zviel was an Audit Manager at Kost, Forer, Gabbay & Kasierer, a member firm of Ernst & Young International, in its technology practice group.

Peter Friedman, 39, General Counsel and Secretary. In October 2007, Mr. Friedman became our General Counsel and Secretary. Mr. Friedman’s experience is in the areas of securities offerings and compliance, mergers and acquisitions, corporate governance, venture capital financing, technology licensing, joint ventures, and general corporate and commercial matters. Before joining deltathree, Mr. Friedman served as Senior Associate of Outside Counsel Solutions, a division of IDT Corporation that outsources U.S. legal services. Prior to that, Mr. Friedman was associated with the law firms of Weil, Gotshal & Manges, LLP, Lowenstein Sandler PC and Kronish Lieb Weiner & Hellman, LLP.

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

The Board had five regular meetings and four special meetings during the fiscal year ended December 31, 2009. During the fiscal year ended December 31, 2009, except for David Stevanovski, Gregory Provenzano and Brian Fitzpatrick each member of the Board participated in at least 75% of the aggregate of all Board and committee (for such committees on which the director served) meetings held during the period for which he was a director or member of such committee. None of our directors attended our 2009 Annual Stockholder Meeting. The Board has established an Audit Committee and a Compensation Committee. The functions of the committees and their current members are set forth below.

Due to a decrease in the number of members of the Board after our 2006 Annual Stockholders Meeting, our Board members determined that it is efficient and important for each member to actively participate in all matters that were previously the responsibility of the Nominating and Governance Committee and dissolved the Nominating and Governance Committee as of September 11, 2006. As such, each of our Board members participates in, among other matters, the following nominating and governance-related matters:

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

For all potential candidates, the Board considers a number of factors, such as the extent to which the candidate’s knowledge and experience would fill a need in the Board and help complement the other directors, a candidate’s personal integrity and sound judgment, independence, knowledge of the industry in which we operate, possible conflicts of interest, and concern for the long-term interests of our stockholders. In addition, although the Company does not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the Board will consider diversity in the context of the Board as a whole and takes into account the personal characteristics (gender, ethnicity and age), skills and experience, qualifications and background of current and prospective directors diversity as one factor in identifying and evaluating potential director candidates.  In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at our 2010 Annual Meeting of Stockholders using the procedures set forth in the Company's Amended and Restated By-laws, it must follow the procedures described under "Nomination of Directors" in our Amended and Restated By-laws. If a stockholder wishes simply to propose a candidate for consideration as a nominee by our Board, it should submit any pertinent information regarding the candidate to the Chairman of the Board by mail care of our Secretary at 224 West 35th Street, New York, New York 10001.

The Compensation Committee is responsible for:

•	evaluating our compensation policies;
•	determining executive compensation, and establishing executive compensation policies and guidelines; and
•	administering our stock option and compensation plans.

As part of these responsibilities, the Compensation Committee determines the compensation of our Chief Executive Officer, and conducts its decision making process with respect to this issue without the presence of the Chief Executive Officer. The Compensation Committee had one formal meeting and additional informal meetings and discussions during 2009.  The Compensation Committee has a charter, a copy of which is available to our stockholders at the Corporate Governance section of our website located at www.deltathree.com. The Compensation Committee is composed of Brian Fitzpatrick (Chairman), Lior Samuelson and J. Lyle Patrick.

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

The Audit Committee had eight meetings during 2009.  The Audit Committee has a charter, a copy of which is available to our stockholders at the Corporate Governance section of our website located at www.deltathree.com. Following the resignation of Noam Bardin on February 12, 2009, there were no members of the Audit Committee. Mr. Patrick was appointed by the Board to serve as the Chairman of the Audit Committee effective March 28, 2009, the effective time of his appointment to the board.  The Board of Directors has determined that Mr. Patrick meets the requirements of the applicable Securities and Exchange Commission rules for membership on the Audit Committee, including Rule 10A-3(b) under the Exchange Act, is “independent” as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules and qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K.  In June 2009, the Board appointed Anthony Cassara and Lior Samuelson to serve as additional members of the Audit Committee.  Following his election to the board on August 6, 2009, the board appointed Brian Fitzpatrick to replace Mr. Cassara on the Audit Committee.  Mr. Fitzpatrick qualifies as “independent” as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

As discussed below under “Director Independence”, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange, including the independence requirements for audit committees.  The Board of Directors has not reached an affirmative conclusion that Mr. Samuelson is “independent” as such term is described in the Nasdaq Marketplace Rules.  However, the Board of Directors determined that his membership on the Audit Committee is in the best interest of the Company and its stockholders in light of his extensive experience in financial and related matters in our industry and the fact that the Audit Committee was composed of only two other members.  In connection with his appointment to the Audit Committee, the Board has waived the independence requirements set forth in the Audit Committee Charter with respect to Mr. Samuelson.  The Board also waived the independence requirements in the Compensation Committee Charter with respect to Mr. Samuelson in connection with his appointment to the Compensation Committee on August 6, 2009.

Board Leadership Structure

The Board has no policy regarding the need to separate or combine the offices of Chairman of the Board and Chief Executive Officer and remains free to make this determination from time to time in a manner that the Board deems most appropriate for our company. Currently, we have separated the positions of CEO and Chairman of the Board in recognition of the differences between the two roles. The CEO is responsible for the day to day leadership and performance of the Company, while the Chairman of the Board (in collaboration with other members of the Board) sets the strategic direction of the Company, provides guidance to the management, sets the agenda for the Board meetings (in collaboration with the other members of the Board) and presides over meetings of the Board.  We believe that separating these positions allows the Chairman of the Board to lead the board in its fundamental role of providing direction and guidance to management, while allowing our Chief Executive Officer to focus on our day-to-day operations. In addition, we believe that the current separation provides a more effective monitoring and objective evaluation of the performance of the CEO.

Risk Management

The Board is actively involved in the oversight and management of risks that could affect our company. This oversight and management is conducted primarily through committees of the Board, as disclosed in the descriptions of each of the committees above and in the charters of each of the committees, but the full Board has retained responsibility for general oversight of risks. The Board regularly receives reports from members of senior management on areas of material risk to the company, including operational, financial, regulatory and legal. The Audit Committee oversees management of financial risks (including liquidity and credit) and approves all transactions with related persons. The Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Board satisfies its oversight responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within the Company.

Legal Proceedings

Mr. Cassara served as the President of the Carrier Services division of Global Crossing Ltd. from October 1999 to December 2000.  In 2002, Global Crossing and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York.

Mr. Patrick served as Chief Financial and Accounting Officer of McLeodUSA Incorporated until his resignation in July 2001.  In January 2002, McLeod filed a voluntary petition for relief under Chapter 11 of title 11 of the U.S. Code in the U.S. Bankruptcy Court for the District of Delaware.

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

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and holders of more than 10% of any class of our equity securities have complied with the applicable Section 16(a) reporting requirements.

Code of Conduct and Ethics

On March 25, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of deltathree, including our principal executive officer, principal financial and accounting officer and controller. There were no changes made to the Corporate Code of Conduct and Ethics during 2009. The text of the Corporate Code of Conduct and Ethics is posted on the Corporate Governance section of our website at www.deltathree.com and will be made available to stockholders without charge, upon request, in writing to the Secretary at 224 West 35th Street, New York, New York 10001. We intend to post on our website any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer, principal financial and accounting officer and controller. We have all of our new employees certify that they have read and understand our Corporate Code of Conduct and Ethics, and, periodically, we also ask our existing employees to certify that they have reviewed our Corporate Code of Conduct and Ethics.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation accrued during the fiscal years ended December 31, 2008 and 2009 to (1) all individuals who served as our Chief Executive Officer during any part of 2009, (2) our two next most highly compensated executive officers whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2009, and (3) one additional individual who would have met such threshold but for the fact that such individual was not serving as an executive officer at the end of our last completed fiscal year. These executive officers are referred to in this Annual Report as our “named executive officers”.

Name and Principal Position	Year		Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Effi Baruch ,
Chief Executive Officer, President and Senior Vice	2009		179,750		10,000	29,660	124,645	-	344,055
President of Operations and Technology (principal executive officer)	2008		106,257	(2)	30,407	24,656	79,398	-	240,718

Richard Grant,
Former Chief Financial Officer and Treasurer	2009	(3)	123,958		-	6,323	148,866	-	279,148
(principal financial officer and principal accounting officer)	2008		175,000		-	3,652	142,639	-	321,291

Dan Antebi,	2009		180,000		-		35,961	-	215,961
Chief Commercial Officer and Senior Vice President of Sales and Marketing (4)	2008		115,500		-	-	9,695	-	125,195

Peter Friedman,	2009		107,125		7,500	3,919	17,052	-	135,596
General Counsel and Secretary	2008		117,986		-	1,909	7,272	-	127,167

(1)
Represents the aggregate grant date fair value calculated in accordance with ASC 718-10 in connection with the issuance of the applicable restricted stock or restricted unit award or option award.  For a detailed discussion of the assumptions made in the valuation of stock awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report.

(2)
Represents the aggregate salary paid to Mr. Baruch as the Senior Vice President of Operations and Technology from January 1, 2008 to December 9, 2008 and as the interim Chief Executive Officer and President, and Senior Vice President of Operations and Technology from December 9, 2008 to December 31, 2008.

(3)	Mr. Grant resigned from the Company effective August 15, 2009.
(4)	Mr. Antebi joined the Company on May 12, 2008, and resigned effective February 28, 2010.

Employment Agreement with Mr. Effi Baruch

We currently have an employment agreement with Mr. Baruch, our interim Chief Executive Officer and President, and Senior Vice President of Operations and Technology.  The agreement became effective on December 9, 2008, and was amended as of March 17, 2009, and as of October 20, 2009, and will continue indefinitely thereafter.  Mr. Baruch receives a base salary of $186,000 per year, which is adjusted as of January 15 each year (beginning 2010) by the percentage change in the Cost of Price Index during the preceding year. Mr. Baruch is entitled to receive an annual bonus under our then-applicable bonus plan equal to up to three (3) months’ salary based on performance criteria that will be agreed upon by him and the Board of Directors.   In the event of termination of the agreement, the terminating party is required to provide the other party 90 days’ written notice unless the Company terminates the agreement for cause, in which case the Company is required to provide such written notice required by applicable law.  In the event the Company terminates the agreement without cause, Mr. Baruch shall be entitled to receive a lump sum payment equal to his then-current monthly base salary multiplied by three.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information with respect to stock options and unvested stock awards outstanding as of December 31, 2009, for each of the named executive officers.

		Option Awards					Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Effi Baruch	11/4/2003	15,000	-		1.75	11/4/2010
	12/22/2004	25,000	-		2.85	11/22/2011
	3/30/2008	218,750	31,250	(3)	0.15	3/30/2018
	5/6/2009	-	100,000	(4)	0.14	5/6/2019
	9/15/2009	-	500,000	(5)	0.41	9/15/2019
	1/1/2008						9,750	(6)	3,608

Richard Grant (7)	-	-	-		-	-	-		-

Dan Antebi (8)	5/12/2008	150,000	50,000	(9)	0.16	5/12/2018
	5/6/2009	-	100,000		0.14	5/6/2019
	9/15/2009	-	400,000		0.41	9/15/2019

Peter Friedman	3/30/2008	87,500	12,500	(10)	0.15	3/30/2018
	5/6/2009	-	50,000	(11)	0.15	5/6/2019
	9/15/2009	-	150,000	(12)	0.41	9/15/2019
	10/21/2007						5,850	(13)	2,165

(1)
For a better understanding of this table, we have included an additional column showing the grant date of the stock options, the restricted shares and the restricted stock units.  Subject to the terms and conditions contained in any award agreement between the Company and the holder of any such award, in the event of a change of control of the Company  the outstanding stock options, restricted shares and restricted stock units granted under our 2009 Stock Incentive Plan or our Amended and Restated 2004 Stock Incentive Plan, as applicable, will not accelerate and become immediately vested and exercisable unless otherwise determined by the Compensation Committee.

(2)	The market value of the stock awards is determined by multiplying the number of shares times $0.37, the closing price of our common stock on The OTC Bulletin Board on December 31, 2009.
(3)
Options to purchase 125,000 shares of common stock vested and became exercisable on March 30, 2009, options to purchase 31,250 shares vested and became exercisable on June 30, 2009, options to purchase 31,250 shares vest and become exercisable on September 30, 2009, options to purchase 31,250 shares vested and became exercisable on December 30, 2009 and options to purchase 125,000 shares of common stock vest and become exercisable on March 30, 2010.

(4)
Options to purchase 33,333 shares vest and become exercisable on May 6, 2010, options to purchase 33,334 shares vest and become exercisable on May 6, 2011, and options to purchase 33,333 shares vest and become exercisable on May 6, 2012.

(5)	Options to purchase 125,000 shares vest and become exercisable on each of September 15, 2010, 2011, 2012 and 2013.
(6)
Restricted units to purchase 25,000 shares of our common stock were granted on January 1, 2008, and vest as follows: units to purchase 12,500 shares vested on July 1, 2009, and units to purchase 12,500 shares vest on January 1, 2011.

(7)
Mr. Grant resigned from the Company effective August 15, 2009. All options to purchase shares of common stock previously granted to Mr. Grant that had not yet vested as of that date expired on that date.

(8)
Mr. Antebi resigned from the Company effective February 28, 2010. All options to purchase shares of common stock previously granted to Mr. Antebi that had not yet vested as of that date expired on that date.

(9)
Options to purchase 100,000 shares vested and became exercisable on May 12, 2009, options to purchase 25,000 shares vested and became exercisable on August 12, 2009, options to purchase 25,000 shares vested and became exercisable on November 12, 2009, and options to purchase 25,000 shares vested and became exercisable on February 12, 2010.

(10)
Options to purchase 50,000 shares vested and became exercisable on March 30, 2009, options to purchase 12,500 shares vested and became exercisable on June 30, 2009, options to purchase 12,500 shares vested and became exercisable on September 30, 2009, options to purchase 12,500 shares vested and became exercisable on December 30, 2009, and options to purchase 12,500 shares vest and become exercisable on March 30, 2010.

(11)
Options to purchase 16,667 shares vest and become exercisable on May 6, 2010, options to purchase 16,666 shares vest and become exercisable on May 6, 2011, and options to purchase 16,667 shares vest and become exercisable on May 6, 2012.

(12)	Options to purchase 37,500 shares vest and become exercisable on each of September 15, 2010, 2011, 2012 and 2013.
(13)
A total of 15,000 restricted shares of our common stock were granted on October 21, 2007, and vest as follows: 4,200 shares vested and became exercisable on October 21, 2008, 4,950 shares vested and became exercisable on October 21, 2009, and 5,850 shares vest and become exercisable on October 21, 2010.

Director Compensation

The following table shows the total compensation earned for services performed for us by each member of our Board of Directors during the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		All Other Compensation ($)	Total ($)
Noam Bardin(2)	1,875	(3)	-	(2)	-	1,875
Benjamin Broder(4)	14,582	(5)	-	(4)	-	14,582
Lior Samuelson	38,124	(6)	115,039	(7)	-	153,163
Robert Stevanovski	-	(8)	-		-	-
Anthony Cassara	15,833	(9)	1,919		-	17,752
David Stevanovski	-	(8)	-		-	-
Gregory Provenzano	-	(8)	-		-	-
J. Lyle Patrick	32,083	(10)	1,919		-	34,002
Brian Fitzpatrick	16,666	(11)	1,919		-	18,585

(1)
Represents the aggregate grant date fair value, calculated in accordance with ASC 718-10, of options to purchase 100,000 shares of the Common Stock granted to each of Lior Samuelson, Anthony Cassara, J. Lyle Patrick and Fitzpatrick in 2009. The grants were made pursuant to the 2009 Stock Incentive Plan.  Each of Robert Stevanovski, David Stevanovski and Gregory Provenzano elected to waive their right to receive such grant. For a detailed discussion of the assumptions made in the valuation of stock awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report.

(2)	Mr. Bardin resigned effective February 12, 2009.
(3)	Represents $1,875 paid to Mr. Bardin for his service as a director until February 12, 2009.
(4)	Mr. Broder’s term as a director ended August 6, 2009.
(5)	Represents $11,666 paid to Mr. Broder for his services as a director and $2,916 as a member of the Compensation Committee, in each case until August 6, 2009.
(6)
Represents $15,625 paid to Mr. Samuelson for his services as the Chairman of the Board until February 12, 2009, $17,500 as a director beginning February 12, 2009, $2,916 as a member of the Audit Committee beginning June 10, 2009, and $2,083 as a member of the Compensation Committee beginning August 6, 2010.

(7)
In connection with the change of control that occurred upon the closing of the sale of the shares of common stock to D4 Holdings in February 2009, unvested options to purchase 206,250 shares of our common stock that had been previously granted to Mr. Samuelson under the terms of the Employment Agreement between the Company and Mr. Samuelson pursuant to which Mr. Samuelson served as the Chairman of our Board accelerated and became immediately vested and exercisable pursuant to the terms of the Employment Agreement.

(8)
At this time each of Robert Stevanovski, David Stevanovski and Gregory Provenzano has elected to waive their right to receive compensation for their services to the Company.  This election is revocable by each of Messrs. R. Stevanovski, Provenzano and D. Stevanovski at any time.

(9)	Represents $15,000 paid to Mr. Cassara for his services as a director beginning February 12, 2009, and $833 for his service as a member of the Audit Committee from June 10, 2009, to August 6, 2009.
(10)
Represents $15,000 paid to Mr. Patrick for his services as a director beginning March 28, 2009, $15,000 for his services as the Chairman of the Audit Committee beginning March 28, 2009, and $2,083 for his services as a member of the Compensation Committee beginning August 6, 2009.

(11)
Represents $8,333 paid to Mr. Fitzpatrick for his services as a director, $2,083 for his services as a member of the Audit Committee and $6,250 for his services as the Chairman of the Compensation Committee, in each case beginning August 6, 2009.

Director Compensation Policy

In May 2009, the Board of Directors approved the following annual cash compensation for our directors effective as of April 1, 2009:

•	each director receives cash compensation of $20,000;
•	the Chairman of the Audit Committee receives additional cash compensation of $20,000;
•	the Chairman of the Compensation Committee receives additional cash compensation of $15,000; and
•	each non-Chairman committee member receives additional cash compensation of $5,000.

At this time each of Robert Stevanovski, David Stevanovski and Gregory Provenzano has elected to waive their right to the director cash compensation described above.  This election is revocable by each of Messrs. R. Stevanovski, Provenzano and D. Stevanovski at any time.

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

In May 2009, the Board of Directors approved a grant of options to purchase 100,000 shares of our Common Stock under the 2009 Plan to each of the members of the Board, which became effective upon the approval of the 2009 Plan by our stockholders at Annual Meeting on August 6, 2009.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 25, 2010, there were 72,242,933 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have no other securities, voting or nonvoting, outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of March 25, 2010, by:

•	each person whom we know beneficially owns more than 5% of the common stock;
•	each of our directors individually;
•	each of our named executive officers individually; and
•	all of our current directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of March 25, 2010, pursuant to the exercise of options or the vesting of restricted stock or restricted units are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

	Number	Percentage (1)
	Shares of Common Stock Beneficially Owned
Principal Stockholders:
D4 Holdings, LLC (2)	69,000,000	67.5%
349-L Copperfield Blvd., #407
Concord, NC 28025

Abraham Ziv-Tal (3)	10,300,093	14.3%
4 Hanurit Street Rishpon, Israel 49615

Executive Officers and Directors:
Effi Baruch (4)	363,333	*
Richard Grant (5)	-	-
Dan Antebi (6)	175,000	*
Peter Friedman (7)	125,817	*
Robert Stevanovski (2)	69,000,000	67.5%
Anthony Cassara (8)	69,000,000	67.5%
Lior Samuelson (9)	502,000	*
David Stevanovski (8)	69,000,000	67.5%
Gregory Provenzano (8)	69,000,000	67.5%
J. Lyle Patrick	-	-
Brian Fitzpatrick	-	-
All directors and executive officers as a group (10 persons) (10)	69,971,150	68.4%

 *    Less than 1%.

(1)	Percentage of beneficial ownership is based on 72,242,933 shares of common stock outstanding as of March 25, 2010.
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

(3)	Ownership is based on a Form 4 filed March 17, 2010.
(4)	Includes (a) options to purchase 323,333 shares of common stock, (b) 27,500 shares of common stock and (c) restricted units to purchase 12,500 shares of common stock.
(5)
Mr. Grant resigned from the Company effective August 15, 2009.  Accordingly, the number of shares of common stock that he beneficially owned as of March 25, 2010, is not included in the calculation of the number of shares of common stock beneficially owned by all of our current directors and executive officers as a group.

(6)
Includes options to purchase 175,000 shares of common stock.  Mr. Antebi resigned from the Company effective February 28, 2010.  Accordingly, the number of shares of common stock that he beneficially owned as of March 25, 2010, is not included in the calculation of the number of shares of common stock beneficially owned by .all of our current directors and executive officers as a group.

(7)	Includes (a) options to purchase 116,667 shares of common stock and (b) 9,150 restricted shares of common stock.
(8)
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

(9)	Includes (a) 152,000 shares of common stock and (b) options to purchase 350,000 shares of common stock.
(10)
Includes (a) 39,159,500 shares of common stock, (b) options to purchase 790,000 shares of common stock, (c) 9,150 restricted shares of common stock, (d) restricted units to purchase 12,500 shares of common stock and (e) a warrant to purchase 30,000,000 shares of common stock held directly (or deemed to be beneficially owned) by the executive officers and directors as a group.

Equity Compensation Plan Information

 The following table provides certain aggregate information with respect to shares of our common stock that may be issued under our equity compensation plans in effect as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (2)	5,893,000	$$0.34	6,260,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,893,000	$$0.34	6,260,000

(1)
Does not include 89,770 restricted shares of our common stock and restricted units to purchase 32,000 shares of our common stock that had been granted under our equity compensation plans as of December 31, 2009.

(2)
These plans consist of our Amended and Restated 2004 Stock Incentive Plan, Amended and Restated 2006 Non-Employee Director Stock Plan and 2009 Stock Incentive Plan. The table also includes information for our 2004 Non-Employee Director Stock Option Plan was terminated, except with respect to outstanding options previously granted thereunder.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Each of Robert Stevanovski, Anthony Cassara, David Stevanovski and Gregory Provenzano is a principal of D4 Holdings, and Robert Stevanovski serves as manager of Praescient, LLC, the sole manager of D4 Holdings.  As a result of their relationship with D4 Holdings, each of these individuals may be deemed to have a direct or indirect interest in the transactions contemplated by the Purchase Agreement and the Investor Rights Agreement, and the Loan Agreement and the Promissory Note, described above under “Item 1. Business - Transactions with D4 Holdings”.  As described above under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, D4 Holdings beneficially owns an aggregate of 67.5% of our common stock (which includes 39,000,000 shares of common stock and a warrant to purchase 30,000,000 shares of our common stock).

During the third quarter of 2009 we entered into an agreement with ACN Pacific, a wholly-owned subsidiary of ACN, pursuant to which we provide digital video and voice-over-IP telecommunications services in Australia and New Zealand to ACN Pacific. Each of Robert Stevanovski, Anthony Cassara, David Stevanovski and Gregory Provenzano is a principal of ACN, and each of them (other than Anthony Cassara) serves as an officer of ACN.  As a result of their relationship with ACN, each of these individuals may be deemed to have a direct or indirect interest in the transactions contemplated by the agreement with ACN Pacific.

During the fourth quarter of 2009 we entered into an agreement with Ojo Service, a wholly-owned subsidiary of WorldGate Communications pursuant to which we will provide wholesale video and voice-over-IP services in the United States.  WorldGate is majority-owned by WGI Investor LLC, which shares common majority ownership and a common manager with D4 Holdings. Each of Robert Stevanovski, Anthony Cassara, David Stevanovski and Gregory Provenzano serves as a director of WorldGate and has an indirect ownership interest in WGI Investor.  As a result, each of these individuals and D4 Holdings may be deemed to have a direct or indirect interest in the transactions contemplated by the agreement with OJO Service.

 All transactions between us and our officers, directors, principal stockholders and affiliates must be reviewed and approved in advance by the Audit Committee. To the extent that any member of the Audit Committee has an interest in any such transaction, the member will recuse himself from considering and voting on the matter.

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 5605(a)(2) of the Nasdaq Marketplace Rules. The board has determined that J. Lyle Patrick and Brian Fitzpatrick each qualify as “independent” under this rule.

Our company also would qualify as a “controlled company” under Rule 5615(c)(2) of the Nasdaq Marketplace Rules because D4 Holdings holds more than 50% of the voting power of our company. Accordingly, we would have the option to be exempt from the requirements under Rule 5605 to have:

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

Because we are not currently subject to the Nasdaq continued listing requirements we have not determined to what extent we would rely on the “controlled company” exemption from any of the foregoing requirements if we were subject to these requirements.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co. for the audit of the Company's annual financial statements for the years ended December 31, 2008, and December 31, 2009, and fees billed for other services rendered by Brightman Almagor Zohar & Co. during those periods.

	2008	2009
Audit fees	$72,000	$65,000
Audit-related fees	-	-
Tax fees	-	2,000
All other fees	-	-
Total	$72,000	$67,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees we paid Brightman Almagor Zohar & Co. for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports filed with the SEC, as well as for work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and consultation regarding financial accounting and/or reporting standards; “audit-related fees” are fees billed by Brightman Almagor Zohar & Co. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees billed by Brightman Almagor & Co for any services not included in the first three categories.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2010.

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

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Effi Baruch	Interim Chief Executive Officer and President, Senior	March 29, 2010
Effi Baruch	Vice President of Operations and Technology (Principal Executive Officer)

/s/ Ziv Zviel	Chief Financial Officer and Treasurer (Principal	March 29, 2010
Ziv Zviel	Financial Officer and Principal Accounting Officer)

/s/ Robert Stevanovski	Chairman of the Board of Directors	March 29, 2010
Robert Stevanovski

/s/ Anthony Cassara	Director	March 29, 2010
Anthony Cassara

/s/ David Stevanovski	Director	March 29, 2010
David Stevanovski

/s/ Gregory Provenzano	Director	March 29, 2010
Gregory Provenzano

/s/ Lior Samuelson	Director	March 29, 2010
Lior Samuelson

/s/ J. Lyle Patrick	Director	March 29, 2010
J. Lyle Patrick

/s/ Brian Fitzpatrick	Director	March 29, 2010
Brian Fitzpatrick

EXHIBIT INDEX

The following documents are filed as exhibits to this Annual Report on Form 10-K or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit Number	Description
3.1	Form of the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference from our Annual Report on Schedule 14A filed on April 30, 2002).

3.2	Form of the Company’s Amended and Restated By-laws (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

4.1	Specimen Certificate of Common Stock (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

10.1	deltathree, Inc. Amended and Restated 1999 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 11, 2006). +

10.2	2004 Non-Employee Director Stock Option Plan (incorporated by reference from our registration statement on Form S-8 (Registration No. 333-122242)). +

10.3
First Amendment to the deltathree, Inc. 2004 Non-Employee Director Stock Option Plan, dated as of December 20, 2005 (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K filed on December 21, 2005). +

10.4	Form of Option Agreement Pursuant to 2004 Non-Employee Director Stock Option Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2005). +

10.5	deltathree, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 19, 2008). +

10.5	deltathree, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 19, 2008). +

10.6	Form of Option Agreement Pursuant to 2004 Stock Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2005). +

10.7	Form of Restricted Unit Agreement Pursuant to 2004 Stock Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2008). +

10.8	deltathree, Inc. 2009 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 22, 2009). +

10.9	Form of deltathree, Inc. 2009 Stock Incentive Plan Incentive Stock Option Grant Agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

10.10
Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement (for U.S. taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009). +

10.11
Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement under Section 102(b)(2) of the Israeli Income Tax Ordinance (for Israeli taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009). +

10.12
Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement under Section 3(i) of the Israeli Income Tax Ordinance (for Israel taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009). +

10.13	Form of deltathree, Inc. 2009 Stock Incentive Plan Restricted Stock Award Agreement (for U.S. taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009). +

10.14
Form of deltathree, Inc. 2009 Stock Incentive Plan Restricted Stock Award Agreement (for Israeli taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009). +

10.15	Employment Agreement between Effi Baruch and deltathree, Inc., dated as of December 9, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2008). +

10.16	Amendment No. 1 to Employment Agreement between Effi Baruch and deltathree, Inc., dated as of March 17, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2009). +

10.16
Amendment No. 2 to Employment Agreement between Effi Baruch and deltathree, Inc., dated as of March 17, 2009 (incorporated by reference from our Current Report on Form 8-K filed on October 26, 2009). +

10.17	Offer of Employment Letter between the Company and Ziv Zviel, dated as of June 18, 2009 (incorporated by reference from our Current Report on Form 8-K filed on June 18, 2009). +

10.18	Securities Purchase Agreement, dated as of February 10, 2009, between D4 Holdings, LLC and deltathree, Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 12, 2009).

10.19	Investor Rights Agreement, dated as of February 12, 2009, between D4 Holdings, LLC and deltathree, Inc. (incorporated by reference from our Current Report on Form 8-K filed on February 12, 2009).

10.20	Warrant, dated February 12, 2009, issued by deltathree, Inc. in favor of D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on February 12, 2009).

10.21
Termination, Settlement Agreement and Mutual Release, dated as of February 5, 2009, by and between the Company and RCN Digital Services, LLC (incorporated by reference from our Current Report on Form 8-K filed on February 10, 2009).

10.22	General Terms, dated as of July 29, 2009, by and between the Company and ACN Pacific Pty Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 12, 2009).

10.23	Master Service Agreement, dated as of October 9, 2009, between the Company and OJO Service (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2009).

10.24
Promissory Note, dated March 1, 2010, by deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc  in favor of D4 Holdings, LLC in a principal amount of $1,200,000 (incorporated by reference from our Current Report on Form 8-K filed on March 4, 2010).

10.25
Loan and Security Agreement, dated as of March 1, 2010, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC. (incorporated by reference from our Current Report on Form 8-K filed on March 4, 2010).

21.1*	Subsidiaries of deltathree, Inc.

23.1*	Consent of Brightman Almagor Zohar & Co.

31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.
+   Indicates management contract or compensatory plan, contract or arrangement.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Deltathree, Inc.

We have audited the accompanying consolidated balance sheets of deltathree, Inc. (“the Company”) and its subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and deficiency in stockholders' equity (deficiency) raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
March 25, 2010

DELTATHREE , INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,514	$1,788
Restricted cash and short-term investments (Note 3)	366	317
Accounts receivable, net (Note 4)	270	760
Prepaid expenses and other current assets (Note 5)	409	398
Inventory	29	33
Total current assets	2,588	3,296

Property and equipment:
Telecommunications equipment	17,070	17,806
Furniture, fixtures and other	628	623
Leasehold improvements	793	787
Capital leases	422	422
Computers hardware and software	9,175	9,181
	28,088	28,819
Less accumulated depreciation	(27,434)	(27,378)
Property and equipment, net	654	1,441
Deposits	67	117

Total assets	$3,309	$4,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Current portion of capital leases	$144	$148
Accounts payable	1,912	1,485
Deferred revenues	657	771
Other current liabilities (Note 6)	1,868	1,615
Total current liabilities	4,581	4,019

Long-term liabilities:
Capital leases - net of current portion (Note 7)	3	147
Severance pay obligations (Note 8)	150	140
Total current liabilities	153	287
Total liabilities	4,734	4,306
Commitments and contingencies (Note 9)

Stockholders’ equity (deficiency) (Note 10):
Share capital:
Common Stock, par value $0.001 per share; authorized 75,000,000 shares; issued and outstanding: 72,030,505 at December 31, 2009, and 32,870,105 at December 31, 2008.	72	33
Additional paid-in capital	174,324	173,137
Accumulated deficit	(175,821)	(172,622)
Total stockholders’ equity (deficiency)	(1,425)	548

Total liabilities and stockholders’ equity	$3,309	$4,854

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE , INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data)

	2009	2008	2007
Revenues:	$19,002	$20,226	$29,477

Costs and operating expenses:
Cost of revenues (exclusive of $536, $584 and $599
depreciation included in a separate line below, respectively)	16,127	14,744	21,107
Research and development expenses (Note 11)	464	3,356	4,669
Selling and marketing expenses	1,201	3,636	5,068
General and administrative expenses	3,514	3,130	2,952
Restructuring expenses (Note 12)	-	1,223	-
Write-off of goodwill (Note 13)	-	2,002	-
Write-off of intangible assets (Note 14)	-	1,564	2,680
Change in deferred revenue relating to previous years (Note 15)	-	596	-
Depreciation and amortization	890	1,836	2,644

Total costs and operating expenses	22,196	32,087	39,120

Loss from operations	(3,194)	(11,861)	(9,643)
Capital gain	86	39
Other non-operating income	15	19	13
Interest (expense) income, net	(72)	(35)	442
Loss before income taxes	(3,165)	(11,838)	(9,188)
Income taxes (Note 16)	34	28	126
Net loss	$(3,199)	$(11,866)	$(9,314)
Net loss per share-basic and diluted	$(0.05)	$(0.36)	$(0.29)

Basic weighted average number of shares outstanding	67,877,743	32,870,105	32,427,118

Diluted weighted average number of shares outstanding	67,877,743	32,870,105	32,427,118

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE , INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
($ in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2007	29,808,214	30		168,030	(151,442)	16,618
Go2Call acquisition	2,959,831	3		4,200		4,203
Exercise of employee options	35,000	–	*	32		32
Vesting of restricted shares	67,060	–	*
Share-based compensation				485		485
Loss for the year					(9,314)	(9,314)
Balance at December 31, 2007	32,870,105	$33		$172,747	$(160,756)	$12,024
Share-based compensation				390		390
Loss for the year					(11,866)	(11,866)
Balance at December 31, 2008	32,870,105	33		173,137	(172,622)	548
Issuance of shares to D4 Holdings	39,000,000	39		1,031		1,070
Vesting of restricted shares	5,600	–	*
Exercise of employee options	154,800	–	*	14		14
Share-based compensation				142		142
Loss for the year					(3,199)	(3,199)
December 31, 2009	72,030,505	72		174,324	(175,821)	(1,425)

* Less than $1,000.

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE , INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(3,199)	$(11,866)	$(9,314)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Write-off of intangible assets	-	3,566	2,680
Depreciation and amortization	890	1,537	1,576
Amortization of intangible asset	-	338	1,068
Write-off of office equipment	20	357	-
Write-off of long term deposits	50	-	-
Tax provision	(400)	700	-
Stock-based compensation	142	390	485
Capital gain, net	(86)	(39)	–
Liability for severance pay, net	10	(201)	124
Provision for losses on accounts receivable	253	121	110
Exchange rates differences on deposits, net	-	(1)	(6)
Change in deferred revenues relating to previous years	-	596	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	237	180	115
(Increase) decrease in prepaid expenses other current assets	(59)	128	(82)
Decrease (increase) in inventory	4	160	(38)
Increase (decrease) in accounts payable	427	(1,020)	(778)
Decrease in deferred revenues	(114)	(376)	(1,172)
Increase (decrease) in other current liabilities	645	(750)	120
	2,019	5,686	4,202
Net cash (used in) operating activities	(1,180)	(6,180)	(5,112)

Cash flows from investing activities:
Purchase of property and equipment	(192)	(358)	(724)
Proceeds from sale of property and equipment	156	141	-
Long term investment, net	-	1,085	-
Decrease (increase) in short-term investments	(49)	5,566	6,184
Purchase of Go2Call operations, net	-	-	(2,509)
Write-off of long term deposits	50	-	-
Net cash (used in) provided by investing activities	(85)	6,434	2,951

Cash flows from financing activities:
Payment of capital leases	(140)	(115)	(12)
Proceeds from exercise of options	14	-	32
Proceeds from issuance of shares, net	1,070	-	-
Release of restricted cash	47	-	-
Net cash provided by (used in) financing activities	991	(115)	20

Decrease (increase) in cash and cash equivalents	(274)	139	(2,141)
Cash and cash equivalents at beginning of year	1,788	1,649	3,790
Cash and cash equivalents at end of year	1,514	1,788	1,649

Supplemental disclosures of cash flow information:
Cash paid for:
Taxes	25	48	108

Supplemental schedule of investing and financing activities:
Acquisition of capital leases	-	197	225

Cash received from:
Proceeds from issuance of shares	1,170
Direct costs paid for services due to issuance of shares	(100)
Total proceeds	(1,070)	-	-

Supplemental schedule of acquisition of Go2Call
Fixed assets			51
Goodwill			2,002
Intangible assets			5,650
Accounts payable			(367)
Deferred revenues			(624)
Stock issuance			(4,203)
Total			$2,509

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company

 deltathree, Inc. (the “Company”) is a global provider of integrated Voice over Internet Protocol, or VoIP, digital video and voice-over-IP services, products, hosted solutions and infrastructure. The Company was founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol, or IP, telephony services, or VoIP telephony.  While the Company began as primarily a low-cost alternative source of wholesale minutes for carriers around the world, it has evolved into an international provider of next generation communication services.

Going Concern

The Company has sustained significant operating losses in recent periods, which has led to a significant reduction in its cash reserves.   On March 1, 2010, the Company and its subsidiaries entered into a Loan and Security Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide to the Company and its subsidiaries a line of credit in a principal amount of $1,200,000. On March 2, 2010, the Company received $500,000 from D4 Holdings pursuant to a notice of borrowing under the Loan Agreement.

The Company believes that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near term, and that it will not be able to return to positive cash flow before it requires additional capital (in addition to any further amounts it may borrow from D4 Holdings under the Loan Agreement) in the near term.  There are no assurances that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

e.      Cash and cash equivalents

Cash held in banks are subject to U.S. Federal Depository Insurance Corporation (“FDIC”) limits of $250,000 and cash held in foreign accounts are unprotected.  Due to the Company’s cash needs, management has generally held and continues to hold its cash in U.S. banks that are insured under the FDIC.

f .     Restricted cash

Restricted cash represents amounts held in cash, money market funds and certificates of deposit to support stand-by-letters of credit used as security for third party vendors.

g.      Marketable securities

The Company accounts for its investments in marketable securities using SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (“SFAS No. 115”) [ASC 320-10]. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity under accumulated other comprehensive gain or loss. The Company has not recorded any unrealized gains or losses to date.  The Company does not currently have any of its assets invested in marketable securities, but rather all amounts are held in cash.

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

j.      Long lived assets

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” [ASC 360-10]. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  At December 31, 2009, there were no intangible assets listed on the Company’s balance sheet.

k.     Write-off of goodwill and intangible assets

The Company evaluates its long-lived tangible and intangible assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” [ASC 350-20] and SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” [ASC 360-10] whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is subject to an annual test for impairment. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  During 2008, the Company amortized approximately $338,000 and wrote-off approximately $2.0 million in goodwill and $1.6 million in intangible assets associated with the acquisition of certain assets in the Go2Call transaction discussed below. During 2009 the Company wrote off approximately $20,000 of equipment. No other amortizations or write-offs were recorded during that period.
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

o.      Income taxes

The Company provides for income taxes using the liability approach defined by SFAS No. 109, “Accounting for Income Taxes” [ASC 740-10]. Deferred tax assets and liabilities are recognized for the expected tax consequences between the tax bases of the assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.

p.     Stock-based compensation

The following assumptions were used for the fiscal year 2009: dividend yield of 0.00% for all periods; risk-free interest rate of 4.0%; an expected life of 3-4 years for all periods; and a volatility rate of 65%.

q.      Restricted shares and restricted units

The Company has granted restricted shares and restricted units to purchase shares of the Company’s common stock to retain, reward and motivate those employees who are deemed critical to the future success of the Company. The restricted share and restricted unit plan has been approved by the Board of Directors. The Company values restricted shares and restricted units to purchase shares of our common stock at the aggregate grant date fair value in accordance with ASC 718-10.

r.      Net income (loss) per share

Basic and diluted net income (loss) per share have been computed in accordance with SFAS No. 128, "Earnings Per Share", [ASC 260-10] using the weighted average number of common stock outstanding. Diluted earnings per share give effect to all potential dilutive issuances of ordinary shares that were outstanding during the period.

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

u.      Derivatives

The Company applies the provisions of Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” [ASC 815-10] as amended. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company use of derivatives is immaterial.

v.       Reclassification

Certain prior years’ amounts have been reclassified in conformity with the current year's financial statements presentation.

Note 3 - Restricted cash and short-term investments

The following is a summary of our restricted cash and available-for-sale securities as of December 31, 2009 and 2008.

	December 31,
	2009	2008
	($ in thousands)
Restricted cash (money market funds)*	$174	$160
Bank deposits	192	157
Total restricted cash and short-term investments	366	317

* Restricted cash represents amounts held in certificates of deposit and money market funds to support stand-by letters of credit used as security for third party vendors.

Note 4 - Accounts receivable, net

Accounts receivable are stated net of an allowance for doubtful accounts of approximately $484,000 and $231,000 at December 31, 2009 and 2008, respectively.

Note 5 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2009	2008
	($ in thousands)
Government of Israel (VAT refund and other)	$11	$34
Deposits with suppliers	182	109
Prepaid expenses	155	238
Other	61	17
Total prepaid expenses and other current assets	$409	$398

Note 6 - Other current liabilities

Other current liabilities consist of the following:

	December 31,
	2009	2008
	($ in thousands)
Accrued expenses	$1,600	$1,117
Employees and related expenses	268	480
Other	-	18
Total other current liabilities	$1,868	$1,615

Note 7 - Capital leases - net of current portion

Future minimum non-cancelable lease payments required after December 31, 2009 are as follows

2010	$144
2011and thereafter	3
Total capital leases	$147

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

Expenses (income) relating to employee termination benefits were $211,663, $160,026 and $19,942 for the years ended December 31, 2009, 2008 and 2007, respectively.

The aggregate value of the insurance policies as of December 31, 2009 and 2008 was $538,192 and $486,632, respectively.

Note 9 - Commitments and contingencies

a.           Lease commitments

We lease our executive offices at 224 West 35th Street, New York, N.Y.  The term of the lease is until August 31, 2010, with an option for us to extend the lease through August 31, 2012.  Rent expense, net, for 2009 was $26,343, which includes the rent expense, net, we paid in 2009 for our previous executive offices located at 419 Lafayette Street, New York, N.Y.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company, leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  On October 20, 2009, our subsidiary and the owner of the office executed an amendment to the lease agreement between the parties.  The amendment provides that, amongst other things, retroactive to July 1, 2009, the number of square meters comprising the office space was reduced by 556 to 734 square meters and the term of the lease was extended to June 30, 2012, with an option for our subsidiary to extend the term for an additional 36 months thereafter.  Rent expense, net for our subsidiary for 2009 was $196,150.

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

On April 7, 2009, the court held a status conference and assigned May 6, 2010, and December 6, 2010, as the dates for the pretrial hearing, or the Markman hearing, to interpret the construction of Centre One’s claims and the commencement of the trial, respectively.

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

On October 1, 2009, Vonage separately filed a request for reexamination of the Patent ’668, stating additional grounds for invalidity beyond those presented by Verizon Long Distance.  The PTO granted Vonage’s request on December 16, 2009, and a first office action on the merits is expected shortly.

On February 9 and 12, 2010, Verizon and the Company respectively moved for a protective order against further discovery in the litigation and a limited stay of all deadlines until the court rules on the pending motions to stay.  On February 17, 2010, Centre’s One counsel filed a motion to withdraw as counsel for Centre One and requested that the court stay all deadlines and discovery in the litigation until Centre One obtains new counsel.  The court granted the motion on February 19, 2010 and stayed all deadlines in the litigation for 60 days. The court instructed counsel for the parties to meet after such time and submit a joint status report containing each party’s position regarding new dates for the Markman hearing and the commencement of the trial.

On February 24, 2010, the court denied the Company’s and the other defendants respective stay motions.  In addition, the court denied the Company’s and Verizon’s motions for a protective order and limited stay as moot in light of the 60-day stay the court had granted on February 19.

The Company’s examination of the allegations set forth in the Complaint lead the Company to firmly believe that it does not infringe any valid claim of Patent ’668. The Company is continuing our examination into the allegations set forth in the complaint and the validity of Patent ’668, and cannot predict with any degree of certainty the results of the Company’s examination and/or the outcome of the suit or determine the extent of any potential liability or damages.

The Company, as well as certain of its former officers and directors, were named as co-defendants in a number of securities class actions in the United States District Court for the Southern District of New York, arising out of the Company’s initial public offering, or IPO, in November 1999.  In addition, a number of other issuers and underwriters of public offerings of such issuers (including the underwriters of the Company’s IPO) were named as defendants in such class action suits in connection with such public offerings. A global settlement was agreed upon among the plaintiffs, issuers, underwriters and insurers, and received the final approval of the district judge on October 5, 2009. The settlement did not impose any liability on the Company.

The Company is not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of its property is the subject.

c.   Regulation

 Although there are several regulatory proceedings currently pending before federal authorities, providers of interconnected VoIP services are lightly regulated compared to providers of traditional telecommunications services. On February 12, 2004, the FCC initiated a generic rulemaking proceeding concerning the provision of voice and other services using IP technology, including assessing whether VoIP services should be classified as information services or telecommunications services. The rulemaking is ongoing and we cannot predict the outcome of this proceeding. In November 2004, the FCC determined that certain interconnected VoIP services (meaning VoIP services that can be used to send and receive calls to or from the PSTN), including some services that are similar to ours, should be considered interstate services subject to federal rather than state jurisdiction.  Although this ruling was appealed by several states, on March 21, 2007, the United States Court of Appeals for the Eighth Circuit affirmed the FCC’s determination.

The FCC’s generic rulemaking proceeding could result in the FCC determining, for instance, that certain types of Internet telephony should be regulated like basic telecommunications services. Thus, Internet telephony would no longer be exempt from more onerous telecommunications-related regulatory obligations, could potentially become subject to state telecommunications regulations, and could become subject to other economic regulations typically imposed on traditional telecommunications carriers.

 On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of interconnected VoIP services. The order applies to our iConnectHere and joip customers, or our “retail customers”. We do not believe that we are responsible for compliance with this order when we sale our service wholesale to companies who then offer the service to retail end users. We cannot predict whether we would be subject to any third-party litigation in connection with such customers who resell our services or whether the rules will be interpreted as applicable to those who wholesale interconnected VoIP services.

 The order set forth two primary requirements for providers of interconnected VoIP services. First, the order requires providers of interconnected VoIP services like us to notify our retail customers of the differences between the emergency services available through our offerings and those available through traditional telephony providers. We also had to receive affirmative acknowledgment from some of our retail customers that they understand the nature of the emergency services available through our service. On September 27, 2005, the FCC's Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement actions against interconnected VoIP providers that have received affirmative acknowledgement from at least 90% of their subscribers. We received affirmative acknowledgment from more than 95% of our relevant customers that they understand the nature of the emergency services available through our service, and thus we believe we are substantially in compliance with the first aspect of the FCC's June 3 order.

Second, the order required providers of interconnected VoIP services like us to offer enhanced emergency dialing capabilities, or E-911, to all of our retail customers by November 28, 2005. Under the terms of the order, we are required to use the dedicated wireline E-911 network to transmit customers' 911 calls, callback number and customer-provided location information to the emergency authority serving the customer's specified location. On November 7, 2005, the FCC's Enforcement Bureau issued a Public Notice with respect to that requirement. The Public Notice indicated that providers who have not fully complied with the enhanced emergency dialing capabilities requirement are not required to discontinue the provision of services to existing customers, but that the FCC expects that such providers will discontinue marketing their services and accepting new customers in areas in which the providers cannot offer enhanced emergency dialing capabilities where such capabilities are otherwise available.

Almost all of our retail customers currently receive E-911 service in conformity with the FCC’s order. Like many interconnected VoIP providers, we rely on third parties to route emergency calls originated by our customers. In certain instances and for some of our customers, the third party provider may route 911 calls to an unofficial emergency call center. Such unofficial call centers may not be able to receive appropriate call back information. To the extent that they are so able or callers provide their location information the emergency dispatchers in such call centers may not then be able to route such calls to the appropriate public safety answering point. The FCC could find that calls routed in this manner violates its rules, potentially subjecting us to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties. Moreover, and as is the case with customers for other interconnected VoIP providers some customers who were receiving service prior to the FCC’s deadline for compliance with the E-911 regulations may not receive such service. The FCC permitted service providers to continue to provide service to those existing customers rather than disconnect those customers. Pursuant to the FCC’s requirement, after the implementation of the FCC E-911 requirements, we provide services to our new retail customers only where we can provide the FCC required E-911 service. We may be required to stop serving those customers to whom we cannot provide the required enhanced emergency dialing capabilities that were being serviced prior to the issuance of the FCC’s rules at any time.

 The FCC is considering modifying its VoIP E-911 rules.  In June, 2007, the FCC released a Notice of Proposed Rulemaking to consider whether it should impose additional obligations on interconnected VoIP providers.  Specifically, the FCC considered mandating that interconnected VoIP providers implement a solution that will allow for automatically determining the location of their customers for purposes of E-911 rather than require customers to manually update their existing location information (as is the case under the current regulations).  Moreover, the Notice included a tentative conclusion that interconnected VoIP providers that allow their service to be used in more than one location, like us, be required to meet the same customer location accuracy standards applicable to providers of mobile telecommunications services.  We cannot predict the outcome of this proceeding or its potential impact on our business.

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

 The FCC decided in June 2006 that interconnected VoIP service providers should be required to contribute to the universal service fund, or USF. The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end-user interstate services. The FCC developed three alternatives under which an interconnected VoIP service provider may elect to calculate its universal service contribution: (1) a safe harbor that assumes 64.9% of the provider’s end user revenues are interstate; (2) a traffic study to determine an allocation for interstate end user revenues; or (3) actual interstate and international end user revenues. If an interconnected VoIP service provider calculates its universal service contributions based on its actual percentage of interstate calls, the FCC suggested that its preemption of state regulation of such services may no longer apply, in which case the interconnected VoIP service provider could be subject to regulation by each state in which it operates as well as federal regulation. In addition, the FCC is considering a number of proposals that could alter the way that the USF is assessed. For instance, the FCC is considering an assessment based on the use of telephone numbers. Furthermore, some states may attempt to impose state universal service contribution requirements on interconnected VoIP providers such as deltathree. At this time, various states – including Nebraska and New Mexico – claim that they have the right to require interconnected VoIP providers to contribute to their respective USF funds.  On March 3, 2008, the U.S. District Court for Nebraska issued a preliminary injunction and found that Nebraska's state Public Service Commission does not have jurisdiction to require Universal Service contributions from VoIP providers. On May 1, 2009, a panel of the U.S. Circuit Court of Appeals for the Eighth Circuit affirmed the U.S. District court ruling. The Nebraska and New Mexico state commissions recently filed a petition with the FCC seeking the authority to impose state USF contribution obligations on interconnected VoIP providers, like us, with one state seeking retroactive application.  We cannot predict how the FCC may rule on the petition. If we do become subject to state USF contribution obligations, we may either have to increase the retail price of our affected service offerings, making our service less competitive in terms of price as compared to similar functionalities offered by providers of traditional telecommunications services, or reduce our profit margins. Retroactive applicability of any state USF fees would effectively bar us from collecting such fees from our users, reducing our future profits.

 On April 2, 2007, the FCC issued an order that tightened existing rules on protection and use of Customer Proprietary Network Information, or CPNI, and extended coverage of the CPNI rules to interconnected VoIP service providers. Among other things, the Order imposes greater obligations on us and other companies like us to protect CPNI, acquire customer consent prior to engaging in certain kinds of marketing efforts based on CPNI, train our employees concerning protecting (and the use of) CPNI and to file formal certifications with the FCC regarding procedures for protecting this information.  As a result of the steps we have taken, we believe that we comply with this Order.

 On June 15, 2007, and effective October 5, 2007, interconnected VoIP providers, like us, became required to, among other things, make certain that their equipment and service is accessible to and usable by individuals with disabilities, if readily achievable. In addition, interconnected VoIP providers like us became obligated to contribute to the Telecommunications Relay Services, or TRS, fund and to offer 711 abbreviated dialing for access to relay services. Following March 31, 2009, interconnected VoIP providers are required to route such 711 calls to the appropriate TRS relay center serving the state in which the caller is located or the relay center corresponding to the caller’s last registered address.  As a result of the steps we have taken, we believe that we comply with the applicable requirements.

On August 6, 2007 and effective November 2007, the FCC adopted an Order concerning the collection of regulatory fees for Fiscal Year 2007 requiring the collection of such fees from interconnected VoIP providers like us. Like other interconnected VoIP providers, we now pay regulatory fees based on interstate and international revenues.

On November 8, 2007, the FCC released an Order relating to local number portability imposing local number portability, or LNP, and related obligations on interconnected VoIP Providers like us. The Order requires interconnected VoIP providers to contribute to shared numbering administration costs. Additionally, the Order mandates that we process certain kinds of telephone number porting requests within certain timeframes.  As a result of the steps we have taken, we believe that we comply with this Order. Subsequently, on May 13, 2009, the FCC released another order concerning LNP that further reduces the porting timeframe for certain types of telephone number porting requests that interconnected VoIP providers, like us, have to process. It is expected that the new rules imposing reduced porting timeframes will not be effective until late 2010. Since we are not a licensed telecommunications carrier, we must rely on third parties to comply with these porting obligations. If these third parties fail to comply with these obligations we could be subject to fines, forfeitures and other penalties by the FCC or state public utilities commissions or we could face legal liability in state or federal court from customers or carriers. The FCC also released a Further Notice of Proposed Rulemaking to refresh the record on how to further improve the porting process, and how to potentially expand the new one business day porting timeframe to other kinds of ports. We cannot predict the outcome of this proceeding or its potential impact on us at this time.

In May 2009, the FCC extended to interconnected VoIP providers like us the discontinuance rules that previously applied only to non-dominant common carriers. The FCC's rules require non-dominant domestic carriers to provide notice to customers at least 30 days prior to discontinuing service to a telephone exchange, toll stations serving a community in whole or in part, and other similar activities that affect a community or part of a community. Carriers must inform certain state authorities of the discontinuation, and obtain prior FCC approval before undertaking the service disruption. The FCC's rules allow for streamlined treatment for FCC discontinuance approvals and interconnected VoIP providers will be able to take advantage of the same streamlined procedures afforded to non-dominant carriers. It is not yet clear how these rules apply to interconnected VoIP providers. But in the event we discontinue one of our service offerings in its entirety or if we were to exit the market in whole we would likely have to comply with these new rules. We do not expect these new obligations to have a material impact on our business.

In June 2007, the FCC adopted various recommendations from its Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks Panel, including a requirement that certain interconnected VoIP providers submit reports regarding the reliability and resiliency of their 9-1-1 systems. At this time, we are not subject to these reporting requirements but may become subject in the future.

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

The Company has completed a study of state and local taxes and other fees and has accrued approximately $150,000 of estimated state and local taxes and other fees due as of December 31, 2009, out of a total tax accrual of $300,000.  It has also determined that it needs to collect and remit sales and excise taxes in certain states and local jurisdictions and will begin collecting and remitting such sales and excise taxes in the immediate future.  The Company has begun the process of registering with the relevant state authorities and entering into discussions with the relevant state tax authorities to finalize the amounts due. To the extent the Company increases the cost of services to its customers to recoup some of the costs of compliance, this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

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

c ..      Stock Options

At our Annual Meeting on August 6, 2009, upon the recommendation of our Board of Directors our stockholders approved the adoption of our 2009 Stock Incentive Plan (the “2009 Plan”). Upon the adoption of the 2009 Plan, our 2004 Stock Incentive Plan and 2006 Non-Employee Director Stock Plan were terminated except with respect to outstanding awards previously granted under those plans and no additional awards will be made under those plans.  Under the 2009 Plan, the Compensation Committee is authorized to grant awards, either in the form of incentive or non-incentive stock options or restricted stock.

As of December 31, 2009, options to purchase 5,893,000 shares of Common Stock granted under the Company’s stock incentive plans were exercisable with exercise prices ranging between $0.15 and $2.95 per share.

A summary of the status of the Company’s stock incentive plans as of December 31, 2007, 2008 and 2009 and changes during the years then ended, is presented below:

	December 31, 2007		December 31, 2008		December 31, 2009
	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price
Options outstanding at beginning of year	2,330,835	$2.06	1,560,020	$1.91	2,353,541	$0.85
Granted during the year	-	-	3,910,000	0.16	4,660,000	0.34
Exercised during the year	35,000	0.89	-		92,500	0.15
Forfeited during the year	735,815	1.02	3,116,479	1.92	1,028,041	1.39
Outstanding at end of year	1,560,020	$1.91	2,353,541	$0.85	5,893,000	$0.70

Weighted average fair value of options granted during the year	$0.00		$0.16		$0.34

Additional information regarding options outstanding as of December 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$0.11 – 0.14	740,000	9.3	0.14	-	-
$0.15 – 0.16	860,000	8.3	$0.15	723,750	0.15
$0.18	400,000	9.4	0.18	-	-
$0.21	100,000	9.5	0.21	-	-
0.39	300,000	8.1	0.39	300,000	0.39
0.41	3,340,000	9.7	0.41	-	-
1.75	19,500	3.3	1.75	19,500	1.75
2.85 – 3.20	133,500	5.0	2.90	133,500	2.90
	5,893,000			1,176,750

c.   Restricted shares of the Company’s Common Stock

During the year ended December 31, 2009, the Company did not grant restricted shares of the Company’s common stock or restricted units to purchase shares of the Company’s common stock.

Note 11 - Research and development expenses

Research and development expenses consist of the following:

	Year ended December 31,
		($ in thousands)
	2009	2008	2007
Salaries and related expenses	$344	$2,564	$3,498
Consulting and advisory fees	9	120	235
Travel	7	25	104
Other	104	647	832
Total research and development expenses	$464	$3,356	$4,669

Note 12 - Restructuring expenses

During 2009, the Company did not record any restructuring expenses; during 2008, the Company recorded restructuring expense totaling approximately $1.2 million. The restructuring expense were one-time costs related to: (i) changes to the structure of the Company’s work force, including reductions in force, that totaled approximately $0.3 million; (ii) the sublease of the Company’s then-current New York office in 2008 for the remaining term of the lease (for which the Company accrued the shortfall between the rental amounts it will be receiving from the subtenant and the rental amounts it needs to pay to the landlord, as well as legal costs and broker fees associated with the sublease) of approximately $0.6 million; (iii) write-offs of equipment from the Company’s New York office of approximately $0.3 million; and (iv) severance costs the Company paid to a former Chief Executive officer of approximately $0.1 million.

Note 13 - Write-off of goodwill

As part of the Company’s acquisition of Go2Call, it recognized goodwill of approximately $2.0 million relating to its reseller division.  During the third quarter of 2008, the Company assessed the value of its reseller division and determined that based on its then-current financial condition and the state of the reseller division it would be appropriate to write-off the entire value of the goodwill acquired in the Go2Call acquisition.

Note 14 - Write-off of intangible assets

As part of its assessment of the Company’s then-current financial situation and operations, management wrote-off the remaining balance of the intangible assets associated with the Go2Call transaction during 2008. During the second quarter of 2008, management reached the conclusion that the Company would not invest significant resources into the segment of the business that the Company purchased as part of the Go2Call transaction. As a result, the Company decided to write off $0.5 million, representing the entire amount of the asset allocated to that portion of the business, in the second quarter of 2008 to properly adjust the value of the intangible asset associated with that portion of the business.  In addition, during the third quarter of 2008 the Company assessed the life of the remaining intangible assets associated with the purchase of certain assets from Go2Call and reached the conclusion that the carrying amount of the assets exceeded the fair value attributable to those assets as a result of the Company’s then-current financial situation.  Consequently, the Company decided to write-off the remaining value of these assets, or approximately $3.1 million, since the Company believed that these assets can no longer sustain their value without additional capital contributed to the Company.

Note 15 – Change in deferred revenue relating to previous years

During the first half of 2008, the Company restated its deferred revenue to include $0.6 million in deferred revenue liability.  The Company concluded that the adjustment is not a result of its current operations but rather most likely occurred during the year ended December 31, 2005 and possibly years prior.  Although the cumulative error might have been material to the financial statements for the fiscal year ended December 31, 2005, the Company did not believe that restating the financial statements for the fiscal year ending December 31, 2005, would have a material impact on the profit and loss statements of the Company for the years ended December 31, 2006 and 2007.

Note 16 - Income taxes

a.   Provision for income taxes

No provision for income taxes was required for the years ended December 31, 2009, 2008 and 2007 due to net losses in these periods.

b.   Net operating losses

As of December 31, 2009, the Company had net operating losses generated in the U.S. and Israel of approximately $159 million and $6 million, respectively.

The Company’s issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 the Company’s ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income it may generate in the future will be limited to approximately $600,000 per year from February 2009.  The NOLs will expire at various dates between 2011 and 2029 if not utilized. The Company’s ability to utilize its remaining NOLs could be additionally reduced if it experiences any further “ownership change,” as defined under Section 382.

The Company's net operating losses generated in Israel may be carried forward indefinitely. The Subsidiary received final tax assessments through the tax year ended December 31, 2002.

c.   In accordance with SFAS No. 109 [ASC 740-10], the components of deferred income taxes are as follows:

	December 31,
	2009	2008
	($ in thousands)
Net operating losses carryforwards	$15,600	$16,200
Less valuation allowance	(15,600)	(16,200)
Net deferred tax assets	$0	$0

A valuation allowance of $15,600,000 and $16,200,000 is provided as of December 31, 2009 and 2008, respectively, as the realization of the deferred tax assets are not assured.

	Year ended December 31,
	2009	2008	2007
	(US$ in thousands)
Domestic	$(3,337)	$(12,117)	$9,497
Foreign	138	251	309
Total	$(3,199)	$(11,866)	$(9,188)

Note 17 - Segment reporting, geographical information and major customers

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

	Year ended December 31,
	2009	2008	2007
		($ in thousands)
Revenues:
United States	$7,568	$9,172	$12,677
Europe	5,200	3,756	5,682
South America	1,971	2,539	3,949
Far East	949	1,505	2,559
Middle East	2,494	2,462	3,744
Other	820	792	866
Total revenues	$19,002	$20,226	$29,477

Revenues from major customers exceeding 10% of revenues:
Master Reseller - A	25.8%	16.5%	-
Master Reseller - B	22.5%	-	-
Service Provider Customer - A	-	10.9%	-

	December 31,
	2009	2008
	($ in thousands)
Long-lived assets:
United States	483	1,107
Israel	83	271
Australia	72	-
Europe	13	44
Other	3	20
Total long-lived assets	654	1,441

Selected Quarterly Financial Information (Unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2009
Total revenues	$5,252	$5,253	$4,814	$3,683
Costs and operating expenses:
Cost of revenues	4,211	4,553	4,034	3,329
Research and development expenses	123	117	94	130
Selling and marketing expenses	386	301	227	287
General and administrative expenses	721	1,256	650	887
Depreciation and amortization	274	252	197	167
Total costs and operating expenses	5,715	6,479	5,202	4,800
Loss from operations	(463)	(1,226)	(388)	(1,117)
Capital gain	14	-	72	-
Other non-operating income	15	-	-	-
Interest (expense) income, net	(1)	(31)	(32)	(8)
Loss before income taxes	(435)	(1,257)	(348)	(1,125)
Income taxes	6	4	19	5
Net loss	$(441)	$(1,261)	$(367)	$(1,130)
Net loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Basic weighted average number of shares outstanding	71,932,405	71,932,405	71,962,405	71,999,255

Diluted weighted average number of shares outstanding	71,932,405	71,932,405	71,962,405	71,999,255

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2008
Total revenues	$5,395	$5,393	$4,792	$4,646
Costs and operating expenses:
Cost of revenues	4,029	4,027	3,414	3,475
Research and development expenses	1,184	1,065	607	499
Selling and marketing expenses	1,238	1,178	638	581
General and administrative expenses	778	427	692	1,233
Write-off of intangible assets	-	475	3,091	-
One time item - deferred revenue adjustment	-	396	-	-
Restructuring expenses	372	585	-	266
Depreciation and amortization	617	399	478	342
Total costs and operating expenses	8,218	8,552	8,920	6,396
Loss from operations	(2,823)	(3,159)	(4,128)	(1,750)
Capital gain	-			39
Other non-operating income	-	12	7	-
Interest (expense) income, net	(10)	(61)	93	(57)
Loss before income taxes	(2,833)	(3,208)	(4,028)	(1,768)
Income taxes	6	9	12	1
Net loss	$(2,839	$(3,217)	$(4,040)	$(1,769)
Net loss per share - basic and diluted	$(0.09)	$(0.10)	$(0.12)	$(0.05)

Basic weighted average number of shares outstanding	32,870,105	32,870,105	32,870,105	32,870,105

Diluted weighted average number of shares outstanding	32,870,105	32,870,105	32,870,105	32,870,105

Note 18 – Subsequent Events

 On March 1, 2010, the Company and its subsidiaries entered into a Loan and Security Agreement with D4 Holdings, pursuant to which D4 Holdings will provide to the Company and its subsidiaries a line of credit in a principal amount of $1,200,000.  In addition, on March 1, 2010, pursuant to the Loan Agreement, the Company and its subsidiaries issued a Promissory Note in a principal amount of $1,200,000 to D4 Holdings.  On March 2, 2010, the Company received $500,000 from D4 Holdings pursuant to a notice of borrowing under the Loan Agreement.

  Interest  on the loan accrues at the rate of 12% per annum, and the initial payment of accrued interest is payable on May 1, 2010, and monthly thereafter. The Company is required to repay all outstanding principal and interest on March 1, 2011. In addition, the Company and its subsidiaries granted D4 Holdings a security interest in all of their assets to secure their obligations under the loan.