Form 10-Q
period 2010-03-31
DELTATHREE INC
filed 2010-05-07
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 4, 2010, the registrant had outstanding 72,242,933 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements
DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)
	As of March 31, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,144	$1,514
Restricted cash and short-term investments	368	366
Accounts receivable, net	349	270
Prepaid expenses and other current assets	383	409
Inventory	29	29

Total current assets	2,273	2,588

Property and equipment, net	560	654
Deposits	76	67

Total assets	$2,909	$3,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital leases	$108	$144
Accounts payable and accrued expenses	1,540	1,912
Deferred revenues	644	657
Other current liabilities	1,752	1,868
Short-term loan from a related party	500	-

Total current liabilities	4,544	4,581

Long-term liabilities:
Capital leases, net of current portion	-	3
Severance pay obligations	152	150

Total long-term liabilities	152	153

Total liabilities	4,696	4,734

Stockholders’ equity (deficiency):
Share capital:
Common stock, par value $0.001 per share - authorized: 200,000,000 shares; issued and outstanding: 72,030,505 at December 31, 2009, and 72,242,933 at March 31, 2010	72	72
Additional paid-in capital	174,434	174,324
Accumulated deficit	(176,293)	(175,821)

Total stockholders’ equity (deficiency)	(1,787)	(1,425)

Total liabilities and stockholders’ equity (deficiency)	$2,909	$3,309
See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Revenues	$3,065	$5,252

Costs and operating expenses:
Cost of revenues	2,500	4,211
Research and development expenses	133	123
Selling and marketing expenses	201	386
General and administrative expenses	577	721
Depreciation and amortization	118	274

Total costs and operating expenses	3,529	5,715

Loss from operations	(464)	(463)
Capital gain	-	14
Other non-operating income	-	15
Interest (expense) income, net	-	(1)
Loss before income taxes	(464)	(435)
Income taxes	8	6
Net loss	$(472)	$(441)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	72,172,124	71,932,405

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(472)	$(441)
Adjustments to reconcile loss for the period to net cash used in operating activities
Depreciation of property and equipment	118	274
Write-off of fixed asset	-	20
Stock-based compensation	110	41
Capital gain	-	(14)
Provision for losses on accounts receivable	3	105
Change in liability for severance pay, net	2	(46)
Exchange rates differences on deposits, net	(9)	6

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(82)	(102)
Decrease in prepaid expenses and other current assets	26	32
Decrease in inventory	-	5
(Decrease) increase in accounts payable and accrued expenses	(372)	23
(Decrease) in deferred revenues	(13)	(19)
(Decrease) in other current liabilities	(116)	(168)
	(333)	157
Net cash (used in) operating activities	(805)	(284)

Cash flows from investing activities:
Purchase of property and equipment	(24)	(5)
Proceeds from disposal of property and equipment	-	60
(Increase) in short-term investments	(2)	-
Net cash (used in) provided by investing activities	(26)	55

Cash flows from financing activities:
Short-term loan from a related party	500	-
Proceeds from issuance of shares, net	-	1,070
Payment of capital leases	(39)	(35)
Net cash provided by financing activities	461	1,035

(Decrease) increase in cash and cash equivalents	(370)	806
Cash and cash equivalents at beginning of period	1,514	1,788
Cash and cash equivalents at end of period	$1,144	$2,594

	Three Months Ended March 31,
	2010	2009
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$8	$6

Supplemental schedule of financing activities:
Cash received from:
Proceeds from issuance of shares	-	$1,170
Direct costs paid for services due to issuance of shares	-	$(100)
Total proceeds	-	1,070

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 29, 2010, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2009 fiscal year and through the date of this Report.

In April 2010, the Financial Accounting Standards Board issued ASU 2010-13, “Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” Under Topic 718, awards of equity share options granted to an employee of an entity’s foreign operation that provide a fixed exercise price denominated in (1) the foreign operation’s functional currency or (2) the currency in which the employee’s pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, U.S. generally accepted accounting principles do not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance, or service condition. Diversity in practice has developed on the interpretation of whether such an award should be classified as a liability when the exercise price is not denominated in either the foreign operation’s functional currency or the currency in which the employee’s pay is denominated.  ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for periods beginning after December 15, 2010. The adoption of ASU 2010-13 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  On March 1, 2010, the Company and its subsidiaries entered into a Loan and Security Agreement with D4 Holdings, or the “Loan Agreement”), pursuant to which D4 Holdings agreed to provide to the Company and its subsidiaries a line of credit in a principal amount of $1,200,000. On March 2, 2010, and May 3, 2010, the Company received $500,000 and $250,000, respectively, from D4 Holdings pursuant to notices of borrowing under the Loan Agreement.

As of March 31, 2010, the Company had negative working capital equal to approximately $2.3 million as well as negative stockholders’ equity equal to approximately $1.8 million. The Company believes that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and may not be able to return to positive cash flow before it requires additional cash (in addition to any further amounts it may borrow from D4 Holdings under the Loan Agreement) in the near tem. There can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

There were no options to purchase shares of the Company’s common stock granted during the three months ended March 31, 2010.

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

There were no restricted shares of the Company’s common stock granted during the three months ended March 31, 2010.

3.           Commitments and Contingencies

Lease Commitments

We lease our principal executive offices at 224 West 35th Street, New York, N.Y.  The term of the lease is until August 31, 2010, with an option for us to extend the lease through August 31, 2012.  Rent expense, net, for the three months ended March 31, 2010, was approximately $7,000.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company, or the Subsidiary, leases a 734 square meter office that houses the Company’s research and development facilities in Jerusalem, Israel.  Rent expense, net for the Subsidiary was approximately $47,000 for the three months ended March 31, 2010.

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

On February 9 and 12, 2010, Verizon and the Company respectively moved for a protective order against further discovery in the litigation and a limited stay of all deadlines until the court rules on the pending motions to stay.  On February 17, 2010, Centre One’s counsel filed a motion to withdraw as counsel for Centre One and requested that the court stay all deadlines and discovery in the litigation until Centre One obtains new counsel.  The court granted the motion on February 19, 2010 and stayed all deadlines in the litigation for 60 days. The court instructed counsel for the parties to meet after such time and submit a joint status report containing each party’s position regarding new dates for the Markman hearing and the commencement of the trial.

On February 24, 2010, the court denied the Company’s and the other defendants respective stay motions.  In addition, the court denied the Company’s and Verizon’s motions for a protective order and limited stay as moot in light of the 60-day stay the court had granted on February 19.

Following the expiration of the 60-day stay on April 20, 2010, without Centre One obtaining new counsel, on April 21 the Company filed a motion to dismiss the litigation for failure of Centre One to prosecute. On April 22, the Chief Executive Officer of Centre One wrote a letter to the court asking for an additional 90 days for Centre One to obtain new counsel.  Also on April 22 the court granted Centre One an additional 60 days following which the court stated it will dismiss the litigation for failure to prosecute if Centre One does not obtain new counsel.

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

We paid approximately $100,000 of state and local taxes and other fees during the three months ended March 31, 2010, and accrued approximately $50,000 for such taxes and fees to be paid in April 2010.  We have also determined that we need to collect and remit sales and excise taxes in certain states and local jurisdictions and we expect to begin collecting and remitting such sales and excise taxes in the second quarter of 2010.  We have begun the process of registering with the relevant state authorities and entering into discussions with the relevant state tax authorities to finalize the amounts due. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

4.           Subsequent Events

Following the end of the three months ended March 31, 2010, we reached favorable settlement agreements with certain of our vendors regarding amounts owed by us (or which such vendors claimed were owed by us) to such vendors, including a dispute with one vendor that claimed we owed approximately $650,000 in connection with the unauthorized use of our network by an outside third party.  These settlements had a material effect on our financial condition, and are reflected in our financial statements for the three months ended March 31, 2010, and discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

On May 3, 2010, the Company received $250,000 from D4 Holdings pursuant to a notice of borrowing under the Loan Agreement.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A,  should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf.  Words such as “may,” “expect,” “anticipate,” “forecast,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following:

●	our ability to obtain additional capital in the near term to finance operations;
●	our ability to reduce our costs and expenses and expand our revenues;
●	our ability to retain key personnel and employees needed to support our services and ongoing operations;
●	our dependence on a small number of key customers for a significant percentage of our revenue;
●	decreasing rates of all related telecommunications services;

●	the public’s acceptance of Voice over Internet Protocol, or VoIP, telephony, and the level and rate of customer acceptance of our new products and services;
●	the competitive environment of VoIP telephony and our ability to compete effectively;
●	fluctuations in our quarterly financial results;
●	our ability to maintain and operate our computer and communications systems without interruptions or security breaches;
●	our ability to operate in international markets;
●	our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of equipment owned and operated by third parties;
●	the uncertainty of future governmental regulation;
●
our ability to protect our intellectual property against infringement by others, and the costs and diversion of resources relating to any claims that we infringe the intellectual property rights of third parties;

●	our ability to comply with governmental regulations applicable to our business;
●	the need for ongoing product and service development in an environment of rapid technological change; and
●	other risks referenced from time to time in our filings with the SEC.

For a more complete list and description of such risks and uncertainties, as well as other risks, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 29, 2010.  Except as required under the federal securities laws and the rules and regulations promulgated thereunder, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

We are a global provider of integrated Voice over Internet Protocol, or VoIP, telephony services, products, hosted solutions and infrastructure. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol, or IP, telephony services, or VoIP telephony.  VoIP telephony is the real-time transmission of voice communications in the form of digitized “packets” of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. While we began as primarily a low-cost alternative source of wholesale minutes for carriers around the world, we have evolved into an international provider of next generation communication services.

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

In 2004, we announced our first major service provider agreement with Verizon Communications to provide the Verizon VoiceWing VoIP service.  In 2007, we entered into an agreement with Market America, a leading on-line shopping and one-to-one marketing company, pursuant to which Market America launched its Voitel Home Phone Service powered by our Hosted Consumer VoIP Solution platform. In addition, we entered into an agreement with RCN Corporation, a leading provider of video, data, and voice services to residential, business, and commercial/carrier customers, to power its Starpower Internet Phone Service.  In January 2009 Verizon terminated our service provider agreement effective May 15, 2009. On February 5, 2009, we entered into a Termination, Settlement Agreement and Mutual Release with RCN, pursuant to which the service agreement between us and RCN was terminated and RCN transferred to us some of the subscribers to the VoIP service we had been providing to RCN under the agreement. In addition, RCN paid us a termination fee of $230,000.

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

As a complement to the initiatives we have taken to attempt to organically expand our businesses, we have also evaluated opportunities for growth through strategic relationships. In February 2007, we acquired the service provider and consumer business assets (including the customer bases) of Go2Call.com, Inc., a privately held U.S.-based VoIP solutions provider. However, in 2008 we wrote-off approximately $2.0 million in goodwill and approximately $1.6 million in intangible assets acquired in the Go2Call transaction. Through our joip offering we attempted to expand into other product and geographic consumer markets, but in 2008 we recognized only $119,000 in revenues from our service agreement with Panasonic and we do not expect that this will be a significant source of revenue in the future. In addition, as discussed above under “Item 1. Business — Transactions with D4 Holdings”, in February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock.  D4 Holdings is a private investment fund whose ownership includes owners of ACN, Inc., or ACN, a direct seller of telecommunications services.  As a result of the transactions with D4 Holdings, we expect to continue to seek opportunities to provide services to ACN and enter into other commercial transactions that give us access to ACN’s international marketing and distribution capabilities.

Following a comprehensive review of the company’s strategy in the second quarter of 2009, we decided to focus our near-term strategy and market initiatives on growing our service provider business while still supporting our core VoIP reseller and direct-to-consumer business segments. While our revenues for the first quarter of 2010 decreased by approximately $618,000 compared to the fourth quarter of 2009, our net loss decreased from approximately $1.1 million to approximately $472,000. As of March 31, 2010, we had negative working capital equal to approximately $2.3 million and negative stockholders’ equity equal to approximately $1.8 million.

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

Risk Factors: See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 29, 2010, for a discussion of some of the market risks, financial risks and other risks and uncertainties that we face.

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our VoIP telephony products and services, including and Broadband Phone and PC-to-Phone. All revenues are recognized at the time the services are performed. The provision of VoIP telephony products and services through our resellers and service provider divisions accounted for 87.4% and 88.0% of our total revenues for the three months ended March 31, 2010 and 2009, respectively, while the provision of VoIP telephony through our direct to consumer division accounted for 11.6% and 11.1% of our total revenues for the three months ended March 31, 2010 and 2009, respectively.

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

Depreciation and amortization consists of the depreciation calculated on our fixed assets.

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to March 31, 2010.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

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

Long-lived assets: We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant decrease in the market price of a long-lived asset;
•	significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;
•	significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;
•	accumulation of costs significantly in excess of the amount originally expected for the acquisition of the long-lived asset;
•
current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and

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

Results of Operations - Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Revenues

Revenues decreased by approximately $2.2 million, or 42%, to approximately $3.1 million for the three months ended March 31, 2010, from approximately $5.3 million for the three months ended March 31, 2009. Revenues from our reseller and service provider divisions decreased by approximately $1.9 million, or 42%, to approximately $2.7 million for the three months ended March 31, 2010, from approximately $4.6 million for the three months ended March 31, 2009. This occurred primarily as a result of the suspension during the fourth quarter of 2009 of the operations of our largest reseller, which had generated revenues of approximately $1.2 million during the three months ended March 31, 2009. In addition, revenues for the three months ended March 31, 2009, included approximately $631,000 generated from two service providers with which our agreements were subsequently terminated during 2009.

Within the reseller business itself, we made a decision in the first quarter of 2009 to focus on servicing fewer, larger resellers rather than more, smaller resellers. Consequently, our two largest resellers accounted for approximately $2.2 million, or approximately 58%, of the revenue generated from our reseller division in the first quarter of 2009.  This represented approximately 42% of our total revenue for the first quarter of 2009. As mentioned above, during the fourth quarter of 2009 we were informed that the operations of our largest reseller had been suspended. By comparison, in the first quarter of 2010 our two largest resellers accounted for approximately $1.6 million, or approximately 68%, of the revenue generated from our reseller division, which equaled approximately 53% of our total revenue for the first quarter of 2010.

Revenues generated by our service provider division decreased by approximately $487,000, or 61%, to approximately $312,000 for the three months ended March 31, 2010, from $799,000 for the three months ended March 31, 2009.  This decrease was primarily due to the termination of our agreement with two of our service provider clients (including our largest service provider client), which cumulatively accounted for revenue of approximately $631,000 in the first quarter of 2009 (representing approximately 12% of our gross revenues for that quarter). As a result of the termination of these agreements we did not generate any revenues for those clients in the three months ended March 31, 2010. The decrease was partially offset by $223,000 of revenues generated from our service provider agreement with ACN Pacific Pty Ltd.

Sales to direct consumers decreased by approximately $226,000, or 39%, to approximately $355,000 for the three months ended March 31, 2010, from approximately $581,000 for the three months ended March 31, 2009. The decrease in direct consumer revenues was primarily due to a shift in our focus and resources away from our consumer division, which has resulted in a decrease in the number of our consumer customers.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $1.7 million, or 40%, to approximately $2.5 million, at a 19% gross margin, for the three months ended March 31, 2010, from approximately $4.2 million, at a 21% gross margin, for the three months ended March 31, 2009. The decrease in cost of revenues for the first quarter of 2010 was primarily due to the loss of our largest reseller in the fourth quarter of 2009, since during the first quarter of 2009 we incurred $1.0 million of direct costs associated with this reseller and $211,000 of costs for devices shipped to such reseller. Pricing pressures reducing our margins for our other resellers and our direct consumers increased our termination and network costs for such period by approximately $290,000. In addition, following the end of the three months ended March 31, 2010, we reached favorable settlement agreements with certain of our vendors regarding amounts owed by us (or which such vendors claimed were owed by us) to such vendors. As a result, we recorded a one-time credit of approximately $185,000 for the three months ended March 31, 2010, which had the effect of reducing our cost of revenues and increasing our gross margin for the first quarter of 2010.

Research and development expenses.  Research and development expenses equaled approximately $133,000 for the three months ended March 31, 2010, and approximately $123,000 the three months ended March 31, 2009. As a percentage of revenues, research and development expenses increased to 4% for the three months ended March 31, 2010, from 2% for the three months ended March 31, 2009.

Selling and marketing expenses.  Selling and marketing expenses decreased by approximately $185,000, or 48%, to approximately $201,000 for the three months ended March 31, 2010, from approximately $386,000 for the three months ended March 31, 2009. As a percentage of revenues, sales and marketing expenses were 7% for the three months ended March 31, 2009 and 2010. This decline in the amount of sales and marketing expenses was primarily caused by a decrease in sales commissions, salaries and related expenses.

General and administrative expenses.  General and administrative expenses decreased by approximately $144,000, or 20%, to approximately $577,000 for the three months ended March 31, 2010, from approximately $721,000 for the three months ended March 31, 2009. The decrease was due to our recording $100,000 for doubtful debt expense related to our then-largest reseller during the three months ended March 31, 2009. As a percentage of revenues, general and administration expenses increased to 19% for the three months ended March 31, 2010, from 14% for the three months ended March 31, 2009.

Depreciation and amortization.  Depreciation and amortization decreased by approximately $156,000, or 57%, to approximately $118,000 for the three months ended March 31, 2010, from approximately $274,000 for the three months ended March 31, 2009. Due to the level of investment we made in capital expenditures in previous years, we do not currently expect to make significant capital expenditures to support our network infrastructure in the near term.  As a result, we have reduced our investments in fixed assets, which resulted in the decrease in depreciation and amortization.

 Loss from Operations

As a result of the above, loss from operations was approximately $464,000 and $463,000 for the three months ended March 31, 2010, and the three months ended March 31, 2009, respectively.

Interest Expense, Net

Interest expense, net decreased to approximately $0 for the three months ended March 31, 2010, from approximately $1,000 for the three months ended March 31, 2009.

Income Taxes, Net

We accrued net income taxes of approximately $8,000 for the three months ended March 31, 2010, compared to approximately $6,000 for the three months ended March 31, 2009.

Net Loss

For the three months ended March 31, 2010, we had a net loss of approximately $472,000, compared to a net loss of approximately $441,000 for the three months ended March 31, 2009. The change in the net loss was due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our recent losses from operations. For the three months ended March 31, 2010, our net loss from operations was approximately $464,000.  To date, we have an accumulated deficit of approximately $176.3 million.

As of March 31, 2010, we had cash and cash equivalents of approximately $1.1 million and restricted cash and short-term investments of approximately $368,000, or a total of cash, cash equivalents and restricted cash of approximately $1.5 million, a decrease of $368,000 from December 31, 2009. The decrease in cash, restricted cash, and short and long term investments was primarily caused by the net cash used in operating activities during the first three months of 2010 of approximately $805,000.

Cash used in operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. During the three months ended March 31, 2010, we generated negative cash flow from operating activities of approximately $805,000 compared with negative cash flow from operating activities of approximately $284,000 during the three months ended March 31, 2009. The decrease in our cash generated from operating activities was primarily driven by a decrease of $372,000 of accounts payable and accrued expenses.

Net cash provided by investing activities is generally driven by our capital expenditures and changes in our short and long term investments. During the three months ended March 31, 2009, we had proceeds of approximately $60,000 from sales of equipment, which resulted in a capital gain of $14,000. During the three months ended March 31, 2010, we expensed $24,000 for purchasing new equipment compared to $5,000 for the three months ended March 31, 2009.

Financing cash flows have historically consisted primarily of payments of capital leases and of proceeds from the exercise of options we have granted to our employees and directors. In February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock for an aggregate purchase price of $1.2 million. In addition, on March 1, 2010, we and our subsidiaries entered into a Loan and Security Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide to us and our subsidiaries a line of credit in a principal amount of $1,200,000.  On March 2, 2010, we received $500,000 from D4 Holdings pursuant to a notice of borrowing under the Loan Agreement. There were no options exercised by our employees or directors during the three months ended March 31, 2010.

We have historically obtained our funding from our utilization of the remaining proceeds from our initial public offering, offset by positive or negative cash flow from our operations, and most recently from the sale of shares of our common stock to D4 Holdings in February 2009 and the receipt of $500,000 and $250,000 pursuant to our line of credit with D4 Holdings on March 2, 2010, and May 3, 2010, respectively. These proceeds are maintained as cash, restricted cash, and short and long term investments. We have sustained significant operating losses in recent periods, which has led to a significant reduction in our cash reserves.  As of March 31, 2010, we had negative working capital equal to approximately $2.3 million as well as negative stockholders’ equity equal to approximately $1.8 million. We believe that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to return to positive cash flow before we require additional capital (in addition to any further amounts we may borrow from D4 Holdings under the Loan Agreement) in the near term. There can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Contingencies

For a discussion of contingencies, see Part I, Item 1. Note 3 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

Item 4T.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of March 31, 2010, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material changes to our Legal Proceedings as described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 29, 2010, except as described below.

Following the expiration of the 60-day stay on April 20, 2010, without Centre One obtaining new counsel, on April 21 the Company filed a motion to dismiss the litigation for failure of Centre One to prosecute. On April 22, the Chief Executive Officer of Centre One wrote a letter to the court asking for an additional 90 days for Centre One to obtain new counsel.  Also on April 22 the court granted Centre One an additional 60 days following which the court stated it will dismiss the litigation for failure to prosecute if Centre One does not obtain new counsel.

We are not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

Item 5.  Other Information.

On March 1, 2010, the Company and its subsidiaries entered into a Loan and Security Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide to the Company and its subsidiaries a line of credit in a principal amount of $1,200,000. On May 3, 2010, the Company received $250,000 from D4 Holdings pursuant to a notice of borrowing under the Loan Agreement.

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

DELTATHREE, INC.

Date: May 7, 2010	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Interim Chief Executive Officer and President, Senior Vice President of Operations and Technology (Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Ziv Zviel
Name: Ziv Zviel
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1
Promissory Note, dated March 1, 2010, by deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. in favor of D4 Holdings, LLC in a principal amount of $1,200,000 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 4, 2010).

10.1
Loan and Security Agreement, dated as of March 1, 2010, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 4, 2010).

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