Form 10-Q
period 2010-06-30
DELTATHREE INC
filed 2010-08-11
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 9, 2010, the registrant had outstanding 72,219,193 shares of common stock, par value $0.001 per share.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION
Item 1.   Financial Statements
DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)
	As of June 30, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,225	$1,514
Restricted cash and short-term investments	368	366
Accounts receivable, net	299	270
Prepaid expenses and other current assets	390	409
Inventory	27	29

Total current assets	2,309	2,588

Property and equipment, net	492	654
Deposits	73	67

Total assets	$2,874	$3,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital leases	$67	$144
Accounts payable and accrued expenses	1,962	1,912
Deferred revenues	623	657
Other current liabilities	1,560	1,868
Short-term loan from a related party	1,000	-

Total current liabilities	5,212	4,581

Long-term liabilities:
Capital leases, net of current portion	-	3
Severance pay obligations, net	158	150

Total long-term liabilities	158	153

Total liabilities	5,370	4,734

Stockholders’ equity (deficiency):
Share capital:
Common stock, par value $0.001 per share - authorized: 200,000,000 shares; issued and outstanding: 72,030,505 at December 31, 2009, and 72,214,873 at June 30, 2010	72	72
Additional paid-in capital	174,538	174,324
Accumulated deficit	(177,106)	(175,821)

Total stockholders’ equity (deficiency)	(2,496)	(1,425)

Total liabilities and stockholders’ equity (deficiency)	$2,874	$3,309
See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$3,394	$5,253	$6,459	$10,505

Costs and operating expenses:
Cost of revenues	3,074	4,553	5,574	8,764
Research and development expenses	150	117	283	240
Selling and marketing expenses	175	301	376	687
General and administrative expenses	648	1,256	1,225	1,977
Depreciation and amortization	104	252	222	526

Total costs and operating expenses	4,151	6,479	7,680	12,194

Loss from operations	(757)	(1,226)	(1,221)	(1,689)
Capital gain	-	-	-	14
Other non-operating income	-	-	-	15
Interest (expense) income, net	(52)	(31)	(52)	(32)
Loss before income taxes	(809)	(1,257)	(1,273)	(1,692)
Income taxes	4	4	12	10
Net loss	$(813)	$(1,261)	$(1,285)	$(1,702)

Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Basic and diluted weighted average number of shares outstanding	72,233,580	71,932,405	72,202,852	71,932,405

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,285)	$(1,702)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation of property and equipment	222	526
Write-off of fixed asset	-	20
Stock-based compensation	214	60
Capital gain	-	(14)
Provision for losses on accounts receivable	3	180
Change in liability for severance pay, net	8	(33)
Exchange rates differences on deposits, net	(6)	2

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(32)	124
Decrease (increase) in prepaid expenses and other current assets	19	(37)
Decrease (increase) in inventory	2	(3)
Increase in accounts payable and accrued expenses	50	152
(Decrease) in deferred revenues	(34)	(56)
(Decrease) increase in other current liabilities	(308)	343
	138	1,264
Net cash (used in) operating activities	(1,147)	(438)

Cash flows from investing activities:
Purchase of property and equipment	(60)	(49)
Proceeds from disposal of property and equipment	-	60
(Increase) in short-term investments	(2)	-
Net cash (used in) provided by investing activities	(62)	11

Cash flows from financing activities:
Short-term loan from a related party	1,000	-
Proceeds from issuance of shares, net	-	1,070
Payment of capital leases	(80)	(76)
Net cash provided by financing activities	920	994

(Decrease) increase in cash and cash equivalents	(289)	567
Cash and cash equivalents at beginning of period	1,514	1,788
Cash and cash equivalents at end of period	$1,225	$2,355

	Six Months Ended June 30,
	2010	2009
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$12	$10

Supplemental schedule of financing activities:
Cash received from:
Proceeds from issuance of shares	-	$1,170
Direct costs paid for services due to issuance of shares	-	$(100)
Total proceeds	-	1,070

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 29, 2010, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2009 fiscal year and through the date of this Report.

Recent Accounting Pronouncements

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

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  On March 1, 2010, the Company and its subsidiaries entered into a Loan and Security Agreement, or the “First Loan Agreement”, with D4 Holdings, LLC pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries a line of credit in a principal amount of $1,200,000. On March 2, 2010, May 3, 2010, June 24, 2010, and August 3, 2010, the Company received $500,000, $250,000, $250,000 and $200,000, respectively, from D4 Holdings pursuant to notices of borrowing under the First Loan Agreement. On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,000,000, as described below under Note 4. “Subsequent Events”.

As of June 30, 2010, the Company had negative working capital equal to approximately $2.9 million as well as negative stockholders’ equity equal to approximately $2.5 million. The Company believes that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and may not be able to return to positive cash flow before it requires additional cash (in addition to any further amounts it may borrow from D4 Holdings under the two Loan Agreements) in the near term . There can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

 Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

Concentration of Credit and Business Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history, age of the balance and the customer’s current credit worthiness, as determined by a review of the customer’s current credit information. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that have been identified. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. Customer receivables are generally unsecured.

Sales to material customers representing ten percent or more of total revenues for each of the three months ended June 30, 2010 and 2009, and accounts receivable as of June 30, 2010, and December 31, 2009, were as follows:

	Revenues		Accounts Receivable
Customer	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	As of June 30, 2010	As of December 31, 2009
A	47%	19%
B	15%			15%
C			51%	32%
D			10%
E				14%
F		37%

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

A.  Options

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period in accordance with the provisions of  FASB Statement No. 123R, “Compensation – Stock Compensation” [ASC 718-10].

The Company has no awards with market or performance conditions.

The Company used the implied volatility market-traded options in the Company’s stock for the expected volatility assumption input in the Black-Scholes model, consistent with the guidance in [ASC 718-10].

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

There were no options to purchase shares of the Company’s common stock granted during the six months ended June 30, 2010.

B.  Restricted shares of the Company’s common stock

The Company grants restricted shares to retain, reward and motivate selected employees and directors whom we believe are critical to the future success of the Company. We record compensation expense associated with non-vested restricted shares that have been granted in accordance with [ASC 718-10]. In accordance with [ASC 718-10], we calculate compensation expense on the date of grant by multiplying the number of shares granted by the fair value of our common stock on the date of grant and recognize this expense, adjusted for forfeitures, ratably over the applicable vesting period.

There were no restricted shares of the Company’s common stock granted during the six months ended June 30, 2010.

3.	Commitments and Contingencies

Lease Commitments

We lease our principal executive offices at 224 West 35th Street, New York, N.Y.  The term of the lease is until August 31, 2010, with an option for us to extend the lease through August 31, 2012. Rent expense, net, for the three months ended June 30, 2010, was approximately $7,000.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company, or the Subsidiary, leases a 734 square meter office that houses the Company’s research and development facilities in Jerusalem, Israel.  Rent expense, net for the Subsidiary was approximately $47,000 for the three months ended June 30, 2010.

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

On June 22, 2009, the United States Patent and Trademark Office, or the “PTO”, granted a request by Verizon to reexamine Patent ’668, and issued a non-final office action rejecting all but two of the 37 claims of Patent ’668 as not patentable.

On July 14, 2009, Verizon, and on August 13, 2009, the Company and Vonage, filed Invalidity Contentions seeking to i1nvalidate under 35 U.S.C. §102 and/or §103 all of the claims of Patent ’668 asserted over prior patents and publications of third parties not disclosed to the PTO at the time that Patent ’668 was granted.

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

On October 1, 2009, Vonage separately filed a request for reexamination of Patent ’668, stating additional grounds for invalidity beyond those presented by Verizon in its request for reexamination of the patent.  The PTO granted Vonage’s request on December 16, 2009, and subsequently consolidated the proceeding with the Verizon reexamination proceeding.

  On February 17, 2010, Centre One’s counsel filed a motion to withdraw as counsel and requested that the court stay all deadlines and discovery in the litigation until Centre One obtained new counsel.  The court granted the motion on February 19, and stayed all deadlines in the litigation for 60 days.  Following the expiration of the 60-day period on April 20, 2010, without Centre One obtaining new counsel, on April 21 the Company filed a motion to dismiss the litigation for failure of Centre One to prosecute. On April 22, the Chief Executive Officer of Centre One wrote a letter to the court asking for an additional 90 days for Centre One to obtain new counsel.  Also on April 22, the court granted Centre One an additional 60 days to obtain new counsel.  Following the expiration of the 60-day stay on June 21, 2010, without Centre One obtaining new counsel, on June 22 the Company and Verizon each filed a motion to dismiss the litigation for failure of Centre One to prosecute. Also on June 22, the Chief Executive Officer of Centre One wrote a letter to the court asking for an additional seven days for Centre One to obtain new counsel.  On June 23 the court granted Centre One until June 28 to obtain new counsel.

On June 28, 2010, new counsel made an appearance on behalf of Centre One.  On July 22, 2010, the court held a scheduling conference and denied all of the pending motions, including the Company’s and Verizon’s respective motions to dismiss for failure to prosecute and Centre One’s motion to supplement its Infringement Contentions.  Additionally, the court set a date of June 9, 2011, for the Markman hearing and December 12, 2011, for commencement of the trial.  Also at the conference Vonage and Centre One announced that they had reached an agreement in principle to settle the litigation.

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

We paid approximately $150,000 of state and local taxes and other fees during the six months ended June 30, 2010.  We have also determined that we need to collect sales and excise taxes in each of the states and different local jurisdictions and we began collecting such taxes in the second quarter of 2010.  We have entered into discussions with the relevant state tax authorities to finalize any prior amounts that may be due. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

In addition, it is possible that we will be required to collect and remit taxes, fees and surcharges in other local jurisdictions and that such jurisdictions (as well as the states and local jurisdictions where we have begun collecting and remitting sales and excise taxes) may take the position that we should have collected such taxes, fees and surcharges in the past. If so, they may seek to collect those past taxes, fees and surcharges from us and impose fines, penalties or interest charges on us. Our payment of these past taxes, fees and surcharges, as well as penalties and interest charges, could have a material adverse effect on our business, financial condition and results of operations.

4.	Subsequent Events

On August 10, 2010, the Company and its subsidiaries entered into the Second Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide to the Company and its subsidiaries a line of credit in a principal amount of $1,000,000.  In connection with the Second Loan Agreement, the Company and its subsidiaries issued a Promissory Note in a principal amount of $1,000,000 to D4 Holdings. Interest on the loan accrues at the rate of 12% per annum, and the initial payment of interest will be payable on the first calendar day of the month following the first loan advance made under the Second Loan Agreement, and monthly thereafter. The Company is required to repay all outstanding principal and interest on August 10, 2012. In addition, the Company and its subsidiaries granted D4 Holdings a security interest in all of their assets to secure their obligations under the Second Loan Agreement.

In connection with the parties entering into the Second Loan Agreement, on August 10, 2010, the Company issued a Warrant to D4 Holdings, exercisable for ten years, to purchase up to 4,000,000 shares of the Company’s common stock at an exercise price of $0.1312 per share.  In addition, on August 10, 2010, the Company and its subsidiaries and D4 Holdings entered into the First Amendment to Loan and Security Agreement, which provides that any failure by the Company and its subsidiaries to timely pay any of the principal and/or any accrued interest or other amounts due under the Second Loan Agreement when the same becomes due and payable will constitute an event of default under the First Loan Agreement.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf.  Words such as “may,” “expect,” “anticipate,” “forecast,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following:

●	our ability to obtain additional capital in the near term to finance operations;
●	our ability to reduce our costs and expenses and expand our revenues;
●	our ability to retain key personnel and employees needed to support our services and ongoing operations;
●	our dependence on a small number of key customers for a significant percentage of our revenue;
●	our lack of sales and business development personnel in our service provider and direct-to-consumer divisions;
●	decreasing rates of all related telecommunications services;
●	the public’s acceptance of Voice over Internet Protocol, or VoIP, telephony, and the level and rate of customer acceptance of our new products and services;
●	the competitive environment of VoIP telephony and our ability to compete effectively;
●	fluctuations in our quarterly financial results;
●	our ability to maintain and operate our computer and communications systems without interruptions or security breaches;
●	our ability to operate in international markets;
●	our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of equipment owned and operated by third parties;
●	the uncertainty of future governmental regulation;
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

For a more complete list and description of such risks and uncertainties, as well as other risks, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 29, 2010.  Except as required under the federal securities laws and the rules and regulations promulgated thereunder, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the filing of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

We are a global provider of integrated video and voice over Internet Protocol, or VoIP, telephony services, products, hosted solutions and infrastructure. We were founded in 1996 to capitalize on the growth of the Internet as a communications tool by commercially offering Internet Protocol, or IP, telephony services, or VoIP telephony.  VoIP telephony is the real-time transmission of voice communications in the form of digitized “packets” of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted. While we began as primarily a low-cost alternative source of wholesale minutes for carriers around the world, we have evolved into an international provider of next generation communication services.

Today we support tens of thousands of active users around the globe through our two primary distribution channels: our service provider and reseller channel, and our direct-to-consumer channel. We offer a broad suite of private label VoIP products and services as well as a back-office platform for service providers, resellers and corporate customers, such as VoIP operators and various corporate enterprises. Based on our customizable VoIP solutions, these customers can offer private label video and voice-over-IP services to their own customer bases under their own brand name, a “white-label” brand (in which no brand name is indicated and different customers can offer the same product), or the deltathree brand. At the same time, our direct-to-consumer channel includes our iConnectHere offering (which provides VoIP products and services directly to consumers and small businesses online using the same primary platform), our joip mobile phone application (which provides low cost mobile calls over leading cellular operating systems) and our joip offering (which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic Communications).

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

In 2009 we began the process of expanding the suite of our communications offerings into the global video phone services market.  In the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, Inc. pursuant to which we provide digital video and voice-over-IP services in Australia and New Zealand to ACN Pacific. During the fourth quarter of 2009 we entered into an agreement with Ojo Service, LLC, a wholly-owned subsidiary of WorldGate Communications, Inc., a publicly-held provider of video phone equipment, pursuant to which we provide Ojo Service digital video and voice-over-IP services in the United States.  WorldGate is majority-owned by WGI Investor LLC, which shares common majority ownership and a common manager with D4 Holdings, discussed below. In 2010 we are continuing to update our network by adding content enabler services to our video phone applications, as well as providing mobile applications.  Following the successful integration of these services, we believe that our full suite of service offerings will constitute a complete next generation communication service package that will provide our customers the ability to customize, implement and rapidly launch digital next generation communications offerings.

As a complement to the initiatives we have taken to attempt to organically expand our businesses, we have also evaluated opportunities for growth through strategic relationships. In February 2007, we acquired the service provider and consumer business assets (including the customer bases) of Go2Call.com, Inc., a privately held U.S.-based VoIP solutions provider. However, in 2008 we wrote-off approximately $2.0 million in goodwill and approximately $1.6 million in intangible assets acquired in the Go2Call transaction. Through our joip offering we attempted to expand into other product and geographic consumer markets, but in 2008 we recognized only $119,000 in revenues from our service agreement with Panasonic and we do not expect that this will be a significant source of revenue in the future. In addition,  in February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold to D4 Holdings an aggregate of 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock.  D4 Holdings is a private investment fund whose ownership includes owners of ACN, Inc., or ACN, a direct seller of telecommunications services.  As a result of the transactions with D4 Holdings, we expect to continue to seek opportunities to provide services to ACN and enter into other commercial transactions that give us access to ACN’s international marketing and distribution capabilities.

Following a comprehensive review of the our strategy in the second quarter of 2009, we decided to focus our near-term strategy and market initiatives on growing our service provider business while still supporting our core VoIP reseller and direct-to-consumer business segments. While our revenues for the second quarter of 2010 increased by approximately $329,000 compared to the first quarter of 2010, our net loss increased from approximately $472,000 to approximately $813,000. As of June 30, 2010, we had negative working capital equal to approximately $2.9 million and negative stockholders’ equity equal to approximately $2.5 million.

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

Risk Factors: See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 29, 2010, and Part II. Item 1A. “Risk Factors” below for a discussion of some of the market risks, financial risks and other risks and uncertainties that we face.

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. All revenues are recognized at the time the services are performed. The provision of video and voice-over-IP products and services through our resellers and service provider divisions accounted for approximately 90% and 89% of our total revenues for the three months ended June 30, 2010 and 2009, respectively, and the provision of VoIP telephony through our direct to consumer division accounted for approximately 9% and 10% of our total revenues for the three months ended June 30, 2010 and 2009, respectively.

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

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to June 30, 2010.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

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

Revenue recognition and deferred revenue:  We record revenue from video and voice-over-IP services based on minutes (or fractions thereof) of customer usage. We record revenue from related services based on completion of the specific activities associated with the services. We record payments received in advance for prepaid services and services to be supplied under contractual agreements as deferred revenue until such related services are provided. We estimate the allowance for doubtful accounts by reviewing the status of significant past due receivables and analyzing historical bad debt trends and we then reduce accounts receivables by such allowance for doubtful accounts to expected net realizable value.

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

Results of Operations - Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Revenues

Revenues decreased by approximately $1.9 million, or 35%, to approximately $3.4 million for the three months ended June 30, 2010, from approximately $5.3 million for the three months ended June 30, 2009. Revenues from our reseller and service provider divisions decreased by approximately $1.7 million, or 36%, to approximately $3.0 million for the three months ended June 30, 2010, from approximately $4.7 million for the three months ended June 30, 2009. This occurred primarily as a result of the suspension during the fourth quarter of 2009 of the operations of our then-largest reseller, which had generated revenues of approximately $1.9 million during the three months ended June 30, 2009.

Within the reseller business itself, we made a decision in the first quarter of 2009 to focus on servicing fewer, larger resellers rather than more, smaller resellers. Consequently, our two largest resellers accounted for approximately $2.9 million, or 67%, of the revenue generated from our reseller division in the second quarter of 2009.  This represented approximately 56% of our total revenue for that period. By comparison, in the second quarter of 2010 our two largest resellers accounted for approximately $2.1 million, or 76%, of the revenue generated from our reseller division, which represented approximately 61% of our total revenue for that period.

Revenues generated by our service provider division decreased marginally by approximately $5,000, or 2%, to approximately $315,000 for the three months ended June 30, 2010, from $320,000 for the three months ended June 30, 2009.  While revenues for the three months ended June 30, 2009, included approximately $186,000 generated from one client with which our agreement was subsequently terminated during 2009, this decline was offset by $211,000 of revenues generated from the agreement with ACN Pacific Pty Ltd. that we entered into in the third quarter of 2009.

Sales to direct consumers decreased by approximately $194,000, or 38%, to approximately $321,000 for the three months ended June 30, 2010, from approximately $515,000 for the three months ended June 30, 2009. The decrease in direct consumer revenues was primarily due to a shift in our focus and resources away from this division, which has resulted in a decrease in the number of our direct-to-consumer customers.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $1.5 million, or 33%, to approximately $3.1 million, at a gross margin of approximately 9%, for the three months ended June 30, 2010, from approximately $4.6 million, at a gross margin of approximately 13%, for the three months ended June 30, 2009. The decrease in cost of revenues was primarily due to the loss of our then-largest reseller in the fourth quarter of 2009, as during the second quarter of 2009 we incurred $1.6 million of direct costs associated with this reseller. Pricing pressures causing a reduction in our margins for our other resellers and direct consumer clients increased our termination and network costs for such period by approximately $140,000.

Research and development expenses.  Research and development expenses equaled approximately $150,000 for the three months ended June 30, 2010, and approximately $117,000 for the three months ended June 30, 2009. As a percentage of revenues, research and development expenses increased to approximately 4% for the three months ended June 30, 2010, from approximately 2% for the three months ended June 30, 2009.

Selling and marketing expenses.  Selling and marketing expenses decreased by approximately $126,000, or 42%, to approximately $175,000 for the three months ended June 30, 2010, from approximately $301,000 for the three months ended June 30, 2009. As a percentage of revenues, sales and marketing expenses were approximately 5% for the three months ended June 30, 2010, and approximately 6% for the three months ended June 30, 2009. This decline in the amount of sales and marketing expenses was primarily caused by a decrease in sales commissions, salaries and related expenses.

General and administrative expenses.  General and administrative expenses decreased by approximately $600,000, or 48%, to approximately $648,000 for the three months ended June 30, 2010, from approximately $1.25 million for the three months ended June 30, 2009. The decrease was due to our having recorded during the three months ended June 30, 2009, a provision for $500,000 for legal and professional fees and litigation and other related expenses and a provision for $75,000 for doubtful debt expense. As a percentage of revenues, general and administration expenses decreased to approximately 19% for the three months ended June 30, 2010, from approximately 23% for the three months ended June 30, 2009.

Depreciation and amortization.  Depreciation and amortization decreased by approximately $148,000, or 59%, to approximately $104,000 for the three months ended June 30, 2010, from approximately $252,000 for the three months ended June 30, 2009. Due to the level of investment we made in capital expenditures in previous years, we do not currently expect to make significant capital expenditures to support our network infrastructure in the near term.  As a result, we have reduced our investments in fixed assets, which resulted in the decrease in depreciation and amortization.

 Loss from Operations

As a result of the above, loss from operations was approximately $757,000 and $1.2 million for the three months ended June 30, 2010, and the three months ended June 30, 2009, respectively.

Interest Expense, Net

Interest expense, net increased to approximately $52,000 for the three months ended June 30, 2010, from approximately $31,000 for the three months ended June 30, 2009. The primary cause of the increase was interest payments we made pursuant to the First Loan Agreement with D4 Holdings.

Income Taxes, Net

We accrued net income taxes of approximately $4,000 for each of the three month periods ended June 30, 2010, and 2009.

Net Loss

For the three months ended June 30, 2010, we had a net loss of approximately $813,000, compared to a net loss of approximately $1.3 million for the three months ended June 30, 2009. The change in the net loss was due to the factors set forth above.

Results of Operations - Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Revenues

Revenues decreased by approximately $4.0 million, or 38%, to approximately $6.5 million for the six months ended June 30, 2010, from approximately $10.5 million for the six months ended June 30, 2009. Revenues from our reseller and service provider divisions decreased by approximately $3.6 million, or 39%, to approximately $5.7 million for the six months ended June 30, 2010, from approximately $9.3 million for the six months ended June 30, 2009. This occurred primarily as a result of the suspension during the fourth quarter of 2009 of the operations of our then-largest reseller, which had generated revenues of approximately $3.3 million during the first six months of 2009. In addition, revenues for the six months ended June 30, 2009, included approximately $811,000 generated from two of our service provider clients with which our agreements were subsequently terminated during 2009.

Within the reseller business itself, we made a decision in the first quarter of 2009 to focus on servicing fewer, larger resellers rather than more, smaller resellers. Consequently, our two largest resellers accounted for approximately $5.3 million, or 65%, of the revenue generated from our reseller division in the first half of 2009.  This represented approximately 50% of our total revenue for the period. By comparison, in the first half of 2010 our two largest resellers accounted for approximately $3.7 million, or 73%, of the revenue generated from our reseller division, which equaled approximately 57% of our total revenue for the period.

Revenues generated by our service provider division decreased by approximately $493,000, or 43%, to approximately $626,000 for the six months ended June 30, 2010, from approximately $1.1 million for the six months ended June 30, 2009.  This decrease was primarily due to the termination during 2009 of our agreements with two of our service provider clients (including our then-largest service provider client), which cumulatively accounted for revenue of approximately $811,000 in the first half of 2009, representing approximately 8% of our gross revenues for that period. As a result of the termination of these agreements, we did not generate any revenues from those clients in the six months ended June 30, 2010. This decrease was partially offset by $434,000 of revenues generated from the agreement with ACN Pacific that we entered into in the third quarter of 2009.

Sales to direct consumers decreased by approximately $420,000, or 39%, to approximately $675,000 for the six months ended June 30, 2010, from approximately $1.1 million for the six months ended June 30, 2009. The decrease in direct consumer revenues was primarily due to a shift in our focus and resources away from this division, which has resulted in a decrease in the number of our direct-to-consumer customers.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $3.2 million, or 36%, to approximately $5.6 million, at a gross margin of approximately 14%, for the six months ended June 30, 2010, from approximately $8.8 million, at a gross margin of approximately 17%, for the six months ended June 30, 2009. The decrease in cost of revenues for the six months ended June 30, 2010, was primarily due to the loss of our then-largest reseller in the fourth quarter of 2009, as during the six months ended June 30, 2009, we incurred approximately $2.6 million of direct costs associated with this reseller and $211,000 of equipment costs associated with this reseller.

Research and development expenses.  Research and development expenses increased by approximately $43,000, or 18%, to approximately $283,000 for the six months ended June 30, 2010, from approximately $240,000 for the six months ended June 30, 2010. As a percentage of revenues, research and development expenses increased to approximately 4% for the six months ended June 30, 2010, from approximately 2% for the six months ended June 30, 2009.

Selling and marketing expenses.  Selling and marketing expenses decreased by approximately $311,000, or 45%, to approximately $376,000 for the six months ended June 30, 2010, from approximately $687,000 for the six months ended June 30, 2009. As a percentage of revenues, sales and marketing expenses were approximately 6% for the six months ended June 30, 2010, and approximately 7% for the six months ended June 30, 2009. This decline in the amount of sales and marketing expenses was primarily caused by a decrease in sales commissions, salaries and related expenses.

General and administrative expenses.   General and administrative expenses decreased by approximately $750,000, or 38%, to approximately $1.25 million for the six months ended June 30, 2010, from approximately $2.0 million for the six months ended June 30, 2009. The decrease was due to our having recorded during the three months ended June 30, 2009, a provision for $500,000 for legal and professional fees and litigation and other related expenses and a provision for $75,000 for doubtful debt expense. As a percentage of revenues, general and administration expenses equaled approximately 19% for each of the six month periods ended June 30, 2010, and 2009.

Depreciation and amortization.   Depreciation and amortization decreased by approximately $304,000, or 58%, to approximately $222,000 for the six months ended June 30, 2010, from approximately $526,000 for the six months ended June 30, 2009. Due to the level of investment we made in capital expenditures in previous years, we do not currently expect to make significant capital expenditures to support our network infrastructure in the near term. As a result, we have reduced our investments in fixed assets, which resulted in the decrease in depreciation and amortization.

 Loss from Operations

As a result of the above, loss from operations was approximately $1.2 million and $1.7 million for the six months ended June 30, 2010, and June 30, 2009, respectively.

Interest Expense, Net

Interest expense, net increased to approximately $52,000 for the six months ended June 30, 2010, from approximately $32,000 for the six months ended June 30, 2009. The primary cause of the increase was interest payments we made pursuant to the First Loan Agreement with D4 Holdings.

Income Taxes, Net

We accrued net income taxes of approximately $12,000 for the six months ended June 30, 2010, and $10,000 for the six months ended June 30, 2009.

Net Loss

For the six months ended June 30, 2010, we had a net loss of approximately $1.3 million, compared to a net loss of approximately $1.7 million for the six months ended June 30, 2009. The change in the net loss was due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our recent losses from operations. For the six months ended June 30, 2010, our net loss from operations was approximately $1.3 million.  To date, we have an accumulated deficit of approximately $177.1 million.

As of June 30, 2010, we had cash and cash equivalents of approximately $1.22 million and restricted cash and short-term investments of approximately $368,000, or a total of cash, cash equivalents and restricted cash of approximately $1.6 million, a decrease of approximately $300,000 from December 31, 2009. The decrease in cash, restricted cash, and short and long term investments was primarily caused by the net cash used in operating activities during the six months ended June 30, 2010, of approximately $1.1 million.

Cash used in operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. During the six months ended June 30, 2010, we generated negative cash flow from operating activities of approximately $1.1 million compared with negative cash flow from operating activities of approximately $438,000 during the six months ended June 30, 2009. The increase in our cash used in operating activities was primarily driven by a decrease of approximately $651,000 of other current liabilities, a decrease of approximately $304,000 and $177,000 for depreciation of fixed assets and provision for losses on accounts receivable, respectively, offset by a decrease of $417,000 of net loss.

Net cash provided by investing activities is generally driven by our capital expenditures and changes in our short and long term investments. During the six months ended June 30, 2010, we expensed $60,000 for purchasing new equipment compared to $49,000 for the six months ended June 30, 2009.

Financing cash flows have historically consisted primarily of payments of capital leases and of proceeds from the exercise of options we have granted to our employees and directors. In February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold to D4 Holdings an aggregate of 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock for an aggregate purchase price of $1.2 million. In addition, on March 1, 2010, we and our subsidiaries entered into the First Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries a line of credit in a principal amount of $1,200,000.  On March 2, 2010, May 3, 2010, June 24, 2010, and August 3, 2010,we received $500,000, $250,000, $250,000 and $200,000, respectively, from D4 Holdings pursuant to notices of borrowing under the First Loan Agreement.  On August 10, 2010, we and our subsidiaries entered into the Second Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and subsidiaries an additional line of credit in a principal amount of $1,000,000.There were no options exercised by our employees or directors during the six months ended June 30, 2010.

We have historically obtained our funding from our utilization of the remaining proceeds from our initial public offering, offset by positive or negative cash flow from our operations, and most recently from the sale of shares of our common stock to D4 Holdings in February 2009 and borrowings under our loan agreements with D4 Holdings. These proceeds are maintained as cash, restricted cash, and short and long term investments. We have sustained significant operating losses in recent periods, which has led to a significant reduction in our cash reserves.  As of June 30, 2010, we had negative working capital equal to approximately $2.9 million as well as negative stockholders’ equity equal to approximately $2.5 million. We believe that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to return to positive cash flow before we require additional capital (in addition to any further amounts we may borrow from D4 Holdings under the two Loan Agreements) in the near term. There can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Contingencies

For a discussion of contingencies, see Note 3 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

Item 4T.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of June 30, 2010, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material changes to our Legal Proceedings as described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 29, 2010, and Item 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 7, 2010, except as described below.

Following the expiration on June 21, 2010, of the 60-day stay granted by the court on April 22, 2010, without Centre One obtaining new counsel, on June 22 Verizon and we each filed a motion to dismiss the litigation for failure of Centre One to prosecute. Also on June 22, the Chief Executive Officer of Centre One wrote a letter to the court asking for an additional seven days for Centre One to obtain new counsel.  On June 23 the court granted Centre One until June 28 to obtain new counsel.

On June 28, 2010, new counsel made an appearance on behalf of Centre One.  On July 22, 2010, the court held a scheduling conference and denied all of the pending motions, including and Verizon’s and our respective motions to dismiss for failure to prosecute and Centre One’s motion to supplement its Infringement Contentions.  Additionally, the court set a date of June 9, 2011, for the Markman hearing and December 12, 2011, for commencement of the trial.  Also at the conference Vonage and Centre One announced that they had reached an agreement in principle to settle the litigation.

We are not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

Item 1A.    Risk Factors.

There have been no material changes to our risk factors as described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 29, 2010, and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, as filed with the SEC on May 7, 2010, except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors and except as described below.

We do not currently have any employees engaged primarily in sales and business development for our service provider and direct-to-consumer divisions.

At the current time we do not have any employees engaged primarily in sales and business development for our service provider and direct-to-consumer divisions.  Except for the head of our reseller division, all of the employees in our sales department are solely engaged in providing sales support. Over the long term this may make it difficult for us to attract new customers for the products and services sold by these divisions and increase the revenues generated from these divisions.

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

DELTATHREE, INC.

Date: August 11, 2010	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Interim Chief Executive Officer and President, Senior Vice President of Operations and Technology (Principal Executive Officer)

Date: August 11, 2010	By:	/s/ Ziv Zviel
Name: Ziv Zviel
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1
Promissory Note, dated August 10, 2010, by deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. in favor of D4 Holdings, LLC in a principal amount of $1,000,000 (incorporated by reference from our Current Report on Form 8-K filed on August 11, 2010).

10.1
Second Loan and Security Agreement, dated as of August 10, 2010, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on August 11, 2010).

10.2	Warrant, dated August 10, 2010, between deltathree, Inc., and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on August 11, 2010).

10.3
First Amendment to Loan and Security Agreement, dated as of August 10, 2010, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on August 11, 2010).

31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.