Form 10-Q
period 2010-09-30
DELTATHREE INC
filed 2010-11-04
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 1, 2010, the registrant had outstanding 72,243,971 shares of common stock, par value $0.001 per share.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION
Item 1.   Financial Statements
DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)
	As of September 30, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$625	$1,514
Restricted cash and short-term investments	211	366
Accounts receivable, net (includes $288 and $85 as of September 30, 2010, and December 31, 2009, respectively, from a related party)	518	270
Prepaid expenses and other current assets	430	409
Inventory	29	29

Total current assets	1,813	2,588

Property and equipment, net	424	654
Deposits	77	67

Total assets	$2,314	$3,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital leases	$25	$144
Accounts payable and accrued expenses	1,562	1,912
Deferred revenues	612	657
Other current liabilities	1,573	1,868
Short-term loan from a related party	1,500	-

Total current liabilities	5,272	4,581

Long-term liabilities:
Capital leases, net of current portion	-	3
Severance pay obligations, net	168	150

Total long-term liabilities	168	153

Total liabilities	5,440	4,734

Stockholders’ equity (deficiency):
Share capital:
Common stock, par value $0.001 per share - authorized: 200,000,000 shares; issued and outstanding: 72,030,505 at December 31, 2009, and 72,238,121 at September 30, 2010	72	72
Additional paid-in capital	174,637	174,324
Accumulated deficit	(177,835)	(175,821)

Total stockholders’ equity (deficiency)	(3,126)	(1,425)

Total liabilities and stockholders’ equity (deficiency)	$2,314	$3,309

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$3,528	$4,814	$9,987	$15,319

Costs and operating expenses:
Cost of revenues	3,112	4,034	8,686	12,798
Research and development expenses	152	94	435	334
Selling and marketing expenses	198	227	750	914
General and administrative expenses	496	650	1,545	2,627
Accrual for contingency (see Note 3 below)	176	-	176	-
Depreciation and amortization	77	197	299	723

Total costs and operating expenses	4,211	5,202	11,891	17,396

Loss from operations	(683)	(388)	(1,904)	(2,077)
Capital gain	-	72	-	86
Other non-operating income	-	-	-	15
Interest (expense) income, net	(39)	(32)	(91)	(64)
Loss before income taxes	(722)	(348)	(1,995)	(2,040)
Income taxes	7	19	19	29
Net loss	$(729)	$(367)	$(2,014)	$(2,069)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Basic and diluted weighted average number of shares outstanding	72,222,622	71,962,405	72,209,442	71,962,405

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,014)	$(2,069)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation of property and equipment	299	723
Write-off of fixed asset	-	20
Stock-based compensation	314	35
Capital gain	-	(86)
Provision for losses on accounts receivable	3	186
Change in liability for severance pay, net	18	(41)
Exchange rates differences on deposits, net	(10)	(1)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(252)	131
(Increase) in prepaid expenses and other current assets	(21)	(53)
Decrease in inventory	-	5
(Decrease) increase in accounts payable and accrued expenses	(350)	520
(Decrease) increase in deferred revenues	(45)	87
(Decrease) increase in other current liabilities	(295)	46
	(339)	1,572
Net cash (used in) operating activities	(2,353)	(497)

Cash flows from investing activities:
Change in long-term deposit	-	50
Purchase of property and equipment	(69)	(142)
Proceeds from disposal of property and equipment	-	156
(Increase) in short-term investments	(2)	-
Net cash (used in) provided by investing activities	(71)	64

Cash flows from financing activities:
Release of restricted cash	157	47
Proceeds from exercise of stock options	-	4
Proceeds from issuance of shares, net	-	1,070
Payment of capital leases	(122)	(109)
Short term loan from a related party	1,500	-
Net cash provided by financing activities	1,535	1,012
(Decrease) increase in cash and cash equivalents	(889)	579
Cash and cash equivalents at beginning of period	1,514	1,788
Cash and cash equivalents at end of period	$625	$2,367

	Nine Months Ended September 30,
	2010	2009
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$20	$25

Supplemental schedule of financing activities:
Cash received from:
Proceeds from issuance of shares	-	$1,170
Direct costs paid for services due to issuance of shares	-	$100
Total proceeds	-	1,070

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC on March 29, 2010, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 7, 2010, and for the quarter ended June 30, 2010, filed with the SEC on August 11, 2010, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2009 fiscal year and through the date of this Report.

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  The Company has entered into two loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings has agreed to provide the Company with loans in the aggregate principal amount of $2,200,000.  The initial Loan and Security Agreement was entered into on March 1, 2010, and the Company has drawn the maximum principal amount of $1,200,000.  On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings with a maximum principal amount of $1,000,000.  On September 14 and October 28, 2010, the Company received $300,000 and $400,000, respectively, from D4 Holdings pursuant to a notice of borrowing under the Second Loan Agreement.  In connection with the Second Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $0.1312 per share.

As of September 30, 2010, the Company had negative working capital equal to approximately $3.5 million as well as negative stockholders’ equity equal to approximately $3.1 million. The Company believes that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and may not be able to return to positive cash flow before it requires additional cash (in addition to any further amounts it may borrow from D4 Holdings under the Second Loan Agreement) in the near term. The Company may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sales to material customers representing ten percent or more of total revenues for each of the three months ended September 30, 2010 and 2009, and accounts receivable as of September 30, 2010, and December 31, 2009, were as follows:

	Revenues		Accounts Receivable
Customer	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	As of September 30, 2010	As of December 31, 2009
Reseller A	48%	21%
Reseller B	15%	8%		15%
Reseller C		29%
Service provider A			34%	31%
Service provider B			22%

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

Options to purchase an aggregate of 250,000 shares of the Company’s common stock were granted during the three months ended September 30, 2010.

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

There were no restricted shares of the Company’s common stock granted during the three months ended September 30, 2010.

3.           Commitments and Contingencies

Lease Commitments

We lease our principal executive offices at 224 West 35th Street, New York, N.Y.  The term of the lease is until August 31, 2011, with an option for us to extend the lease through August 31, 2012. Rent expense, net, for the three months ended September 30, 2010, was approximately $7,000.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company, or the Subsidiary, leases a 734 square meter office that houses the Company’s research and development facilities in Jerusalem, Israel.  Rent expense, net for the Subsidiary was approximately $48,000 for the three months ended September 30, 2010.

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

On June 28, 2010, new counsel made an appearance on behalf of Centre One.  On July 22, 2010, the court held a scheduling conference and denied all of the pending motions, including the Company’s and Verizon’s respective motions to dismiss for failure to prosecute and Centre One’s motion to supplement its Infringement Contentions.  Additionally, the court set a date of June 9, 2011, for the Markman hearing and December 12, 2011, for commencement of the trial.  Also at the conference Vonage and Centre One announced that they had reached an agreement in principle to settle the litigation, and on July 26, 2010, Vonage and Centre One filed a Stipulation of Dismissal dismissing Vonage from the lawsuit.

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

On August 31, 2010, the U.S. Department of Homeland Security, or the DHS, seized approximately $176,000 held in the Company’s bank accounts in connection with its investigation into the activities of certain of the Company’s resellers.  In subsequent conversations with the Assistant United States Attorney for the Eastern District of New York, or the U.S. Attorney, which is assisting the DHS in the investigation, the Company was informed that the government suspects that these resellers were engaged in money laundering activities. In addition, the U.S. Attorney stated that the Company failed to file certain reports of cash payments under applicable law.  The Company is opposing this seizure, and on October 12, 2010, it filed a petition with the DHS for the return of the money.  In the event the Company’s petition is denied it has the right to present an offer of compromise. The Company also has the right to seek judicial action at any time for the return of the seized funds. In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], the Company accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized. Any recovery of the seized amounts would be recognized as a reversal of the loss recognized.

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

We paid approximately $7,000 of state and local taxes and other fees during the three months ended September 30, 2010.  We have also determined that we need to collect sales and excise taxes in each of the states and different local jurisdictions and began collecting such taxes in the second quarter of 2010, and have finalized with the relevant state tax authorities and paid any prior amounts that were due. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf.  Words such as “may,” “expect,” “anticipate,” “forecast,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following:

●	our ability to obtain additional capital in the near term to finance operations;
●	our ability to reduce our costs and expenses and expand our revenues;
●	our ability to retain key personnel and employees needed to support our services and ongoing operations;
●	our dependence on a small number of key customers for a significant percentage of our revenue;
●	decreasing rates of all related telecommunications services;

●	the public’s acceptance of Voice over Internet Protocol, or VoIP, telephony, and the level and rate of customer acceptance of our new products and services;
●	the competitive environment of VoIP telephony and our ability to compete effectively;
●	fluctuations in our quarterly financial results;
●	our ability to maintain and operate our computer and communications systems without interruptions or security breaches;
●	our ability to operate in international markets;
●	our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of equipment owned and operated by third parties;
●	the uncertainty of future governmental regulation;
●	our ability to successfully seek the return of all or substantially all of the funds seized by the DHS;
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

For a more complete list and description of such risks and uncertainties, as well as other risks, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 29, 2010, and our Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 11, 2010.  Except as required under the federal securities laws and the rules and regulations promulgated thereunder, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the filing of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Today we support tens of thousands of active users around the globe through our service provider and reseller channel and our direct-to-consumer channel. We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and we offer a broad suite of private label VoIP products and services as well as a back-office platform. Our operations management tools include, among others: account provisioning; e-commerce-based payment processing systems; billing and account management; operations management; web development; network management; and customer care. Based on our customizable VoIP solutions, these customers can offer private label video and voice-over-IP services to their own customer bases under their own brand name, a “white-label” brand (in which no brand name is indicated and different customers can offer the same product), or the deltathree brand. At the same time, our direct-to-consumer channel includes our iConnectHere offering (which provides VoIP products and services directly to consumers and small businesses online using the same primary platform), our joip mobile phone application (which provides low cost mobile calls over leading cellular operating systems) and our joip offering (which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic Communications). We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

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

In 2009 we began the process of expanding the suite of our communications offerings into the global video phone services market.  In the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, Inc., or ACN, pursuant to which we provide digital video and voice-over-IP services in Australia and New Zealand to ACN Pacific. During the fourth quarter of 2009 we entered into an agreement with Ojo Service, LLC, a wholly-owned subsidiary of WorldGate Communications, Inc., a publicly-held provider of video phone equipment, pursuant to which we provide Ojo Service digital video and voice-over-IP services in the United States.  WorldGate is majority-owned by WGI Investor LLC, which shares common majority ownership and a common manager with D4 Holdings, discussed below. In 2010 we are continuing to update our network by adding content enabler services to our video phone applications.  Following the successful integration of these services, we believe that our full suite of service offerings will constitute a complete next generation communication service package that will provide our customers the ability to customize, implement and rapidly launch digital next generation communications offerings.

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

Following a comprehensive review of the our strategy in the second quarter of 2009, we decided to focus our near-term strategy and market initiatives on growing our service provider business while still supporting our core VoIP reseller and direct-to-consumer business segments. While our revenues for the third quarter of 2010 decreased by approximately $134,000 compared to the second quarter of 2010, our net loss decreased from approximately 813,000 to approximately $729,000. As of September 30, 2010, we had negative working capital equal to approximately $3.5 million and negative stockholders’ equity equal to approximately $3.1 million.

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

Consumer Demand: There is significant competition within the traditional telecommunications marketplaces (landline and wireless) and also with other emerging next generation telecommunications providers, including IP telecommunications providers, in supplying the overall telecommunications needs of businesses and individual consumers.

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

Risk Factors: See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 29, 2010, and Part II. Item 1A. “Risk Factors” in our Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 11, 2010, for a discussion of some of the market risks, financial risks and other risks and uncertainties that we face.

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. All revenues are recognized at the time the services are performed. The provision of video and voice-over-IP products and services through our resellers and service provider divisions accounted for approximately 91% and 90% of our total revenues for the three months ended September 30, 2010 and 2009, respectively, and the provision of VoIP telephony through our direct to consumer division accounted for approximately 8% and 10% of our total revenues for the three months ended September 30, 2010 and 2009, respectively.

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

Selling and marketing expenses consist primarily of expenses associated with our direct sales force incurred to attract potential service provider, reseller, and corporate customers and advertising and promotional expenses incurred to attract potential customers to our direct-to-consumer divisions.

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

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to September 30, 2010.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

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

Results of Operations - Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Revenues

Revenues decreased by approximately $1.3 million, or 27%, to approximately $3.5 million for the three months ended September 30, 2010, from approximately $4.8 million for the three months ended September 30, 2009. During this period, the number of minutes carried by our network decreased by 22%, a decline of approximately 21,000,000 minutes to approximately 77,000,000 minutes for the third quarter of 2010 compared to 98,000,000 minutes for the third quarter of 2009.

Revenues from our reseller and service provider divisions decreased by approximately $1.1 million, or 26%, to approximately $3.2 million for the three months ended September 30, 2010, from approximately $4.3 million for the three months ended September 30, 2009. This occurred primarily as a result of the suspension during the fourth quarter of 2009 of the operations of our then-largest reseller, which had generated revenues of approximately $1.4 million during the three months ended September 30, 2009.

Within the reseller division itself, revenues decreased by approximately $1.0 million, or 28%, to approximately $2.8 million for the three months ended September 30, 2010, from approximately $3.8 million for the three months ended September 30, 2009. As mentioned above, this was primarily due to the suspension during the fourth quarter of 2009 of the operations of our then-largest reseller. We made a decision in the first quarter of 2009 to focus on servicing fewer, larger resellers rather than more, smaller resellers. Consequently, our two largest resellers accounted for approximately $2.4 million, or approximately 63%, of the revenue generated from our reseller division in the third quarter of 2009.  This represented approximately 50% of our total revenue for the third quarter of 2009. By comparison, in the third quarter of 2010 our two largest resellers accounted for approximately $2.2 million, or approximately 80%, of the revenue generated from our reseller division, which equaled approximately 63% of our total revenue for the second quarter of 2010.

Revenues generated by our service provider division decreased slightly by approximately $39,000, or 8%, to approximately $431,000 for the three months ended September 30, 2010, from $470,000 for the three months ended September 30, 2009. Approximately 80% of the revenues from our service provider division for the three months ended September 30, 2010, were generated from agreements with two related parties, including $97,000 for one-time development fees.  For the three months ended September 30, 2009, we recorded one-time development fees of $260,000 from an agreement with a related party.

Sales to direct consumers decreased by approximately $170,000, or 37%, to approximately $291,000 for the three months ended September 30, 2010, from approximately $461,000 for the three months ended September 30, 2009. The decrease in direct consumer revenues was primarily due to a shift in our focus and resources away from this division, which has resulted in a decrease in the number of our direct consumers.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $0.9 million, or 23%, to approximately $3.1 million, at a gross margin of approximately 11%, for the three months ended September 30, 2010, from approximately $4.0 million, at a gross margin of approximately 17%, for the three months ended September 30, 2009. The decrease in cost of revenues was primarily due to the loss of our then-largest reseller in the fourth quarter of 2009, as during the third quarter of 2009 we incurred $0.8 million of direct costs associated with this reseller. Pricing pressures causing a reduction in our margins for our other resellers and direct consumers increased our termination and network costs for such period by approximately $100,000.

Research and development expenses.  Research and development expenses increased by approximately $58,000, or 61%, to approximately $152,000 for the three months ended September 30, 2010, from approximately $94,000 for the three months ended September 30, 2009, mainly due to an increase of salaries and related expenses. As a percentage of revenues, research and development expenses increased to approximately 4% for the three months ended September 30, 2010, from approximately 2% for the three months ended September 30, 2009.

Selling and marketing expenses.  Selling and marketing expenses decreased by approximately $29,000, or 13%, to approximately $198,000 for the three months ended September 30, 2010, from approximately $227,000 for the three months ended September 30, 2009. As a percentage of revenues, sales and marketing expenses were approximately 6% for the three months ended September 30, 2010, and approximately 5% for the three months ended September 30, 2009. This decline in the amount of sales and marketing expenses was primarily caused by a decrease in sales commissions, salaries and related expenses.

General and administrative expenses.  General and administrative expenses decreased by approximately $154,000, or 24%, to approximately $496,000 for the three months ended September 30, 2010, from approximately $650,000 for the three months ended September 30, 2009. The decrease was due to our having recorded during the three months ended September 30, 2009, a provision for $100,000 for legal and professional fees and litigation and other related expenses and a loss of $50,000 for a write-off of a deposit not refunded. As a percentage of revenues, general and administration expenses decreased to approximately 14% for the three months ended September 30, 2010, from approximately 15% for the three months ended September 30, 2009.

Accrual for contingency. As discussed below under Part II. Item 1. “Legal Proceedings”, on August 31, 2010, the DHS seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers.  In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], we accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized.  Any recovery of the seized amounts would be recognized as a reversal of the loss recognized.

Depreciation and amortization.  Depreciation and amortization decreased by approximately $120,000, or 61%, to approximately $77,000 for the three months ended September 30, 2010, from approximately $197,000 for the three months ended September 30, 2009. Due to the level of investment we made in capital expenditures in previous years, we do not currently expect to make significant capital expenditures to support our network infrastructure in the near term. As a result, we have reduced our investments in fixed assets, which resulted in the decrease in depreciation and amortization.

 Loss from Operations

As a result of the above, loss from operations was approximately $683,000 and $388,000 for the three months ended September 30, 2010, and September 30, 2009, respectively.

Interest Expense, Net

Interest expense, net increased to approximately $39,000 for the three months ended September 30, 2010, from approximately $32,000 for the three months ended September 30, 2009. The primary cause of the increase was interest payments we made pursuant to our loan agreements with D4 Holdings.

Income Taxes, Net

We accrued net income taxes of approximately $7,000 for the three months ended September 30, 2010, and $19,000 for the three months ended September 30, 2009.

Net Loss

For the three months ended September 30, 2010, we had a net loss of approximately $729,000 compared to a net loss of approximately $367,000 for the three months ended September 30, 2009. The change in the net loss was due to the factors set forth above.

Results of Operations - Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Revenues

Revenues decreased by approximately $5.3 million, or 35%, to approximately $10.0 million for the nine months ended September 30, 2010, from approximately $15.3 million for the nine months ended September 30, 2009. During this period, the number of minutes carried by our network decreased by 26%, a decline of approximately 82,000,000 minutes to 230,000,000 minutes for the nine months ended September 30, 2010, from 312,000,000 for the corresponding period in 2009.

Revenues from our reseller and service provider divisions decreased by approximately $4.7 million, or 35%, to approximately $8.9 million for the nine months ended September 30, 2010, from approximately $13.6 million for the nine months ended September 30, 2009. This occurred primarily as a result of the suspension during the fourth quarter of 2009 of the operations of our then-largest reseller, which had generated revenues of approximately $4.5 million during the nine months ended September 30, 2009.

Within the reseller division itself, revenues decreased by approximately $4.1 million, or 35%, to approximately $7.9 million for the nine months ended September 30, 2010, from approximately $12.0 million for the nine months ended September 30, 2009. As mentioned above, this was primarily due to the suspension during the fourth quarter of 2009 of the operations of our then-largest reseller. We made a decision in the first quarter of 2009 to focus on servicing fewer, larger resellers rather than more, smaller resellers. Consequently, our two largest resellers accounted for approximately $7.6 million, or 63%, of the revenue generated from our reseller division in the first three quarters of 2009.  This represented approximately 49% of our total revenue for the period. By comparison, for the nine months ended September 30, 2010, our two largest resellers accounted for approximately $5.9 million, or 75%, of the revenue generated from our reseller division, which equaled approximately 59% of our total revenue for the period.

Revenues generated by our service provider division decreased by approximately $0.5 million, or 33%, to approximately $1.1 million for the nine months ended September 30, 2010, from approximately $1.6 million for the nine months ended September 30, 2009. This decrease was primarily due to the termination during 2009 of our agreements with two of our service provider clients (including our then-largest service provider client), which cumulatively accounted for revenue of approximately $811,000 in the first three quarters of 2009. As a result of the termination of these agreements, we did not generate any revenues from those clients in the nine months ended September 30, 2010. This decrease was partially offset by $670,000 of revenues generated in the nine months ended September 30, 2010, from our agreement with a related party that we entered into in the third quarter of 2009.

Sales to direct consumers decreased by approximately $590,000, or 38%, to approximately $966,000 for the nine months ended September 30, 2010, from approximately $1.6 million for the nine months ended September 30, 2009. The decrease in direct consumer revenues was primarily due to a shift in our focus and resources away from this division, which has resulted in a decrease in the number of our direct consumers.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $4.1 million, or 32%, to approximately $8.7 million, at a gross margin of approximately 13%, for the nine months ended September 30, 2010, from approximately $12.8 million, at a gross margin of approximately 16%, for the nine months ended September 30, 2009. The decrease in cost of revenues for the nine months ended September 30, 2010, was primarily due to the loss of our then-largest reseller in the fourth quarter of 2009, as during the nine months ended September 30, 2009, we incurred approximately $3.4 million of direct costs and $0.2 million of equipment costs associated with this reseller. Pricing pressures causing a reduction in our margins for our other resellers and direct consumers increased our termination and network costs for such period by approximately $0.5 million.

Research and development expenses.  Research and development expenses increased by approximately $101,000, or 30%, to approximately $435,000 for the nine months ended September 30, 2010, from approximately $334,000 for the nine months ended September 30, 2010, mainly due to an increase of salaries and related expenses. As a percentage of revenues, research and development expenses increased to approximately 4% for the nine months ended September 30, 2010, from approximately 2% for the nine months ended September 30, 2009.

Selling and marketing expenses.  Selling and marketing expenses decreased by approximately $164,000, or 18%, to approximately $750,000 for the nine months ended September 30, 2010, from approximately $914,000 for the nine months ended September 30, 2009. As a percentage of revenues, sales and marketing expenses were approximately 8% for the nine months ended September 30, 2010, and approximately 6% for the nine months ended September 30, 2009. This decline in the amount of sales and marketing expenses was primarily caused by a decrease in sales commissions, salaries and related expenses.

General and administrative expenses.   General and administrative expenses decreased by approximately $1.1 million, or 41%, to approximately $1.5 million for the nine months ended September 30, 2010, from approximately $2.6 million for the nine months ended September 30, 2009. The decrease was due to our having recorded during the nine months ended September 30, 2009, a provision for $500,000 for legal and professional fees and litigation and other related expenses, a provision for $200,000 for doubtful debt expense and loss of $50,000 for a write-off of a deposit not refunded. As a percentage of revenues, general and administration expenses decreased to approximately 15% for the nine months ended September 30, 2010, from approximately 17% for the nine months ended September 30, 2009.

Accrual for contingency. As discussed below under Part II. Item 1. “Legal Proceedings”, on August 31, 2010, the DHS seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers. In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], we accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized.  Any recovery of the seized amounts would be recognized as a reversal of the loss recognized.

Depreciation and amortization.   Depreciation and amortization decreased by approximately $424,000, or 59%, to approximately $299,000 for the nine months ended September 30, 2010, from approximately $723,000 for the nine months ended September 30, 2009. Due to the level of investment we made in capital expenditures in previous years, we do not currently expect to make significant capital expenditures to support our network infrastructure in the near term. As a result, we have reduced our investments in fixed assets, which resulted in the decrease in depreciation and amortization.

Loss from Operations

As a result of the above, loss from operations was approximately $1.9 million and $2.0 million for the nine months ended September 30, 2010, and September 30, 2009, respectively.

Interest Expense, Net

Interest expense, net increased to approximately $91,000 for the nine months ended September 30, 2010, from approximately $64,000 for the nine months ended September 30, 2009. The primary cause of the increase was interest payments we made pursuant to the First Loan Agreement with D4 Holdings.

Income Taxes, Net

We accrued net income taxes of approximately $19,000 for the nine months ended September 30, 2010, and $29,000 for the nine months ended September 30, 2009.

Net Loss

For the nine months ended September 30, 2010, we had a net loss of approximately $2.0 million, compared to a net loss of approximately $2.1 million for the nine months ended September 30, 2009. The change in the net loss was due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our recent losses from operations. For the nine months ended September 30, 2010, our net loss from operations was approximately $1.9 million.  To date, we have an accumulated deficit of approximately $178 million.

As of September 30, 2010, we had cash and cash equivalents of approximately $625,000 and restricted cash and short-term investments of approximately $211,000, or a total of cash, cash equivalents and restricted cash of approximately $836,000, a decrease of approximately $1.0 million from December 31, 2009. The decrease in cash, restricted cash, and short and long term investments was primarily caused by the net cash used in operating activities during the nine months ended September 30, 2010, of approximately $2.4 million.

Cash used in operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. During the nine months ended September 30, 2010, we generated negative cash flow from operating activities of approximately $2.4 million compared with negative cash flow from operating activities of approximately $0.5 during the nine months ended September 30, 2010. The increase in cash used in operating activities was primarily driven by a decrease of approximately $424,000 and $185,000 for depreciation of fixed assets and a provision for losses on account receivables, respectively, as well as a decrease of approximately $900,00 and $300,000 for accounts payables and other current liabilities, respectively..

Net cash provided by investing activities is generally driven by our capital expenditures and changes in our short and long term investments. During the nine months ended September 30, 2010, we expensed $69,000 for purchasing new equipment compared to $142,000 for the nine months ended September 30, 2009.   In addition, during the nine months ended September 30, 2009, we also received $156,000 from selling fixed assets and other equipment.

Financing cash flows have historically consisted primarily of payments of capital leases and proceeds from the exercise of options we have granted to our employees and directors. In February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold to D4 Holdings an aggregate of 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock for an aggregate purchase price of $1.2 million. In addition, on March 1, 2010, we and our subsidiaries entered into the First Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries a line of credit in a principal amount of $1,200,000.  On March 2, 2010, May 3, 2010, June 24, 2010, and August 3, 2010, we received $500,000, $250,000, $250,000 and $200,000, respectively, from D4 Holdings pursuant to notices of borrowing under the First Loan Agreement.  On August 10, 2010, we and our subsidiaries entered into the Second Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and subsidiaries an additional line of credit in a principal amount of $1,000,000. On each of September 14 and October 28, 2010, we received $300,000 and $400,000, respectively, from D4 Holdings pursuant to a notice of borrowing under the Second Loan Agreement. In connection with the Second Loan Agreement, we issued D4 Holdings a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.1312 per share. There were no options exercised by our employees or directors during the nine months ended September 30, 2010.

As discussed below under Part II. Item 1. “Legal Proceedings”, on August 31, 2010, the DHS seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers.  We are opposing this seizure, and on October 12, 2010, we filed a petition with the DHS for the return of the money.  In the event our petition is denied we have the right to present an offer of compromise. We also have the right to seek judicial action at any time for the return of the seized funds.  Our inability to access these funds has had a material impact on our cash position and liquidity.  In the event that we are unsuccessful in effecting the return of all or substantially all of the seized funds, this would have a material adverse impact on our business, liquidity and financial condition.

We experience fluctuations in our cash cycle, as we generally make payments to our termination suppliers more frequently (often on a weekly basis) than we receive payments from our customers (often on a monthly basis).  In the event one of our customers did not pay us, we would experience a direct loss of the amounts we had already paid to our termination suppliers.  We maintain our free cash in accounts with major banks located in the United States, and generally do not invest such cash in short or long-term investments.  As a way to try to offset our declining cash position we generally seek to extend payment terms to our suppliers other than our termination providers.

We have historically obtained our funding from our utilization of the remaining proceeds from our initial public offering, offset by positive or negative cash flow from our operations, and most recently from the sale of shares of our common stock to D4 Holdings in February 2009 and borrowings under our loan agreements with D4 Holdings. These proceeds are maintained as cash, restricted cash, and short and long term investments. We have sustained significant operating losses in recent periods, which has led to a significant reduction in our cash reserves.  As of September 30, 2010, we had negative working capital equal to approximately $3.5 million as well as negative stockholders’ equity equal to approximately $3.1 million. We believe that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to return to positive cash flow before we require additional capital (in addition to any further amounts we may borrow from D4 Holdings under the Second Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Contingencies

For a discussion of contingencies, see Note 3 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

Item 4T.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of September 30, 2010, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material changes to our Legal Proceedings as described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 29, 2010, and Item 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 7, 2010, and for the quarter ended June 30, 2010, filed with the SEC on August 11, 2010, except as described below.

On August 31, 2010, the DHS seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers.  In subsequent conversations with the Assistant United States Attorney for the Eastern District of New York, or the U.S. Attorney, which is assisting the DHS in the investigation, we were informed that the government suspects that these resellers were engaged in money laundering activities. In addition, the U.S. Attorney stated that we failed to file certain reports of cash payments under applicable law.  We are opposing this seizure, and on October 12, 2010, we filed a petition with the DHS for the return of the money.  In the event our petition is denied we have the right to present an offer of compromise. We also have the right to seek judicial action at any time for the return of the seized funds.  No assurance can be given that we will be successful in recovering all or a substantial portion of the seized funds.  In the event we are unable to recover all or a substantial portion of the funds, it could have a material adverse effect on our business, results of operations and financial condition.

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

DELTATHREE, INC.

Date: November 4, 2010	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Chief Executive Officer, President and Senior Vice President of Operations and Technology (Principal Executive Officer)

Date: November 4, 2010	By:	/s/ Arie Rand
Name: Arie Rand
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

10.4	Offer of Employment Letter between deltathree, Inc. and Ari Rand, dated September 19, 2010 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2010).

10.5
Sales Agency Agreement, dated as of September 27, 2010, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and LKN Communications, Inc., doing business as ACN, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 4, 2010).

10.6*	Amendment No. 1 to Offer of Employment Letter between Delta Three Israel, Ltd. and Arie Rand, dated October 17, 2010.

10.7*	Amendment No. 3 to Executive Employment Agreement among deltathree, Inc., Delta Three Israel, Ltd. and Effi Baruch, dated as of October 27, 2010.

31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.