Form 10-K
period 2010-12-31
DELTATHREE INC
filed 2011-03-17
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number: 000-28063

deltathree, Inc.
(Exact name of registrant as specified in charter)

Delaware	13-4006766
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

224 West 35th Street New York, New York	10001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 500-4850

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class	Name of Each Exchange on Which the Securities are Registered
Common Stock, par value $0.001 per share	OTCQB

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing bid of the Common Stock as reported by the OTC Bulletin Board on June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $4,552,916. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 10% or more of the Registrant's Common Stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

As of March 14, 2011, the Registrant had outstanding 72,273,525 shares of Common Stock, par value $0.001 per share.

Documents incorporated by reference: None

DELTATHREE, INC.
2010 ANNUAL REPORT ON FORM 10-K

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

Today we support tens of thousands of active users around the globe through our service provider and reseller channel and our direct-to-consumer channel. We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and we offer a broad suite of private label VoIP products and services as well as a back-office platform. Our operations management tools include, among others: account provisioning; e-commerce-based payment processing systems; billing and account management; operations management; web development; network management; and customer care. Based on our customizable VoIP solutions, these customers can offer private label video and voice-over-IP services to their own customer bases under their own brand name, a “white-label” brand (in which no brand name is indicated and different customers can offer the same product), or the deltathree brand. At the same time, our direct-to-consumer channel includes our joip Mobile application (which is a new cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks), iConnectHere offering (which provides VoIP products and services directly to consumers and small businesses online using the same primary platform) and our joip offering (which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic Communications). We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

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

In 2009 we began the process of expanding the suite of our communications offerings into the global video phone services market.  In the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, Inc., or ACN, pursuant to which we provide digital video and voice-over-IP services in Australia and New Zealand to ACN Pacific. During the fourth quarter of 2009 we entered into an agreement with Ojo Service, LLC, a wholly-owned subsidiary of WorldGate Communications, Inc., a publicly-held provider of video phone equipment, pursuant to which we provide Ojo Service digital video and voice-over-IP services in the United States.  WorldGate is majority-owned by WGI Investor LLC, which shares common majority ownership and a common manager with D4 Holdings, discussed below in “ – Transactions with D4 Holdings”. Likewise, in December 2010 we entered into an agreement with ACN Korea, a wholly-owned subsidiary of ACN, pursuant to which we provide digital video and voice-over-IP services in Korea.

In 2010 we continued to update our network by adding a video mail feature to our video phone applications and launching our joip mobile application in July 2010.  Following the launch of the mobile application, in October 2010 we entered into a sales agency agreement with ACN pursuant to which ACN sells a private label version of joip Mobile under the ACN Mobile World brand. In addition, we offer the joip Mobile application on a white-label basis to other customers. Finally, we entered into affiliate agreements with different third parties pursuant to which such third parties refer potential subscribers to our joip Mobile application.

As a result of the development and successful integration of these services, we believe that our full suite of service offerings constitutes a complete next generation communication service package that provides our customers the ability to customize, implement and rapidly launch digital next generation communications offerings.

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

From an operational standpoint, in 2010 we continued to focus our near-term strategy and market initiatives on growing our service provider and digital next generation communications offerings while still supporting our core VoIP reseller and direct-to-consumer business segments.    We also re-launched our sales and marketing efforts, hiring a Vice President of Business Development and Sales and additional members of our Sales Department, and expanded our sales and marketing capabilities Finally, we obtained additional financing in connection with the transactions with D4 Holdings described below in “ – Transactions with D4 Holdings”.

Going forward, we expect to:

•	actively market our products and services to those entities that wish to offer white-label digital next generation communications offerings;
•	continue to update our network capabilities by adding content enabler services to our video phone applications;
•
pursue a targeted strategy of identifying and evaluating appropriate strategic collaborations, such as potentially engaging in commercial transactions with ACN, that we hope will continue to expand and diversify our customer base;

•	market and sell our direct-to-consumer products and services through affiliates and our affiliate program; and
•	support and maintain our current reseller base, as we expect our revenue from this key channel will continue to represent a significant percentage of our total revenue in the foreseeable future.

Transactions with D4 Holdings

On February 10, 2009, we entered into a Securities Purchase Agreement with D4 Holdings LLC, or D4 Holdings, pursuant to which we issued to D4 Holdings (i) 39,000,000 shares of our common stock, representing approximately 54.3% of the total number of issued and outstanding shares of common stock following the transaction, for an aggregate purchase price of $1,170,000, paid in cash, and (ii) a warrant, exercisable for ten years, to purchase up to an additional 30,000,000 shares of our common stock at an exercise price of $0.04 per share. The transaction closed on February 12, 2009.

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

On March 1, 2010, we and our subsidiaries entered into a Loan and Security Agreement, or the “First Loan Agreement”, with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries a line of credit in a principal amount of $1,200,000.   On August 10, 2010, we and our subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $1,000,000. In connection with the Second Loan Agreement, we issued D4 Holdings a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.1312 per share.  We have drawn down all amounts available to be borrowed under the two lines of credit. On March 2, 2011, we and our subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $1,600,000.  Pursuant to the terms of the Convertible Promissory Note, or the Convertible Note, we issued to D4 Holdings in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of our common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note).  Simultaneous with our entering into the Third Loan Agreement, D4 Holdings and we entered into an amendment of the First Loan Agreement pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012.  In connection with the amendment of the First Loan Agreement we issued D4 Holdings a warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.096 per share.  On March 4, 2011, we received $400,000 from D4 Holdings pursuant to a notice of borrowing under the Third Loan Agreement, which can be converted by D4 Holdings into 5,000,000 shares of our common stock.

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

Our Products and Services

Products

We have built a privately-managed, global network using IP technology and offer our customers a suite of IP video and voice products. Our products include:

joip Mobile Application.  Our joip Mobile application is a cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks. Cellular operating systems supported by joip Mobile currently include the iPhone, Google Android and Nokia Symbian, with support for the Blackberry operating system expected soon.

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

•	video mail: we provide a video mail feature for our video phone applications;
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

The provision of VoIP products and services through our service provider and reseller sales channel accounted for 89.7% of our total revenues in 2010, while the provision of VoIP products and services through our direct-to-consumer channel accounted for 8.8% of our total revenues in 2010.

Our Distribution Channels

We market, support and distribute our products and services to tens of thousands of active users around the globe through our service provider and reseller channel and our direct-to-consumer channel.

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

Direct-to-Consumer Channel

Our direct-to-consumer channel includes our joip Mobile application (which is a new cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks). iConnectHere offering, which provides VoIP products and services directly to consumers and small businesses online, and our joip offering, which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic.

joip Mobile.  joip Mobile is our new cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks. We market and sell joip Mobile directly to consumers as well as through affiliates and our affiliate program. In addition, ACN sells a private label version of joip Mobile under the ACN Mobile World brand.

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

Our Strategy

Our strategy is to become a leading worldwide provider of video and voice-over-IP products and services. The following are key elements of our strategy:

Capitalize on the Growth of the Video and Voice-over-IP Marketplace. We believe we are well positioned to take advantage of the expected growth of the video and voice-over-IP services markets.  We plan to focus our efforts and resources on becoming a next generation service provider enabler while simultaneously maintaining our reseller business. Simultaneously we plan to allow our direct consumers to sign up for one account and choose a number of next generation communication services and products linked to that account.

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

Pursue Strategic Relationships. In addition to our strategy and actions to grow organically as described above, we also actively evaluate and pursue appropriate strategic relationships that we believe will continue to expand our customer base and grow our revenues. As discussed above under “ - Transactions with D4 Holdings”, in February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock.  D4 Holdings is a private investment fund whose ownership includes owners of ACN, a direct seller of telecommunications services. In October 2010 we entered into a sales agency agreement with ACN pursuant to which ACN sells a private label version of joip Mobile under the ACN Mobile World brand. In December 2010 we entered into an agreement with ACN Korea, a wholly-owned subsidiary of ACN, pursuant to which we provide digital video and voice-over-IP services in Korea. As a result of the investment in our company by D4 Holdings, we expect to continue to seek opportunities to provide services to ACN and enter into other commercial transactions that give us access to ACN’s international marketing and distribution capabilities.

Sales and Marketing

We sell and market our products and services through our service provider and reseller channel and our direct-to-consumer channel. In general, our sales and marketing activities include:

•	selecting, training, and deploying regional sales managers to sell, market and maintain support for our customers and potential partners;
•	attending, presenting, and participating at local industry trade shows;
•	developing, deploying and supporting local-specific product features and services, such as multiple language capabilities, different currency capabilities, and various payment methods;
•	engaging in strategic relationships with customers (including licensed providers); and
•	using various on-line advertising and search strategies to target and optimize sales efforts.

Service Provider and Reseller Channel

Service Providers.   Our experience in deploying sophisticated solutions provides us with leverage as we introduce these services to other service providers.

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

Direct-to-Consumer Channel

joip Mobile. Our joip Mobile application is provided by us directly to consumers as well as through our affiliate program.  In addition, ACN sells a private label version of joip Mobile under the ACN Mobile World brand through its independent sales representatives. Finally, we offer the joip Mobile application on a white-label basis to other customers.

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

Our network is built around a high availability backbone that connects New Jersey, Atlanta, London, Frankfurt and Sydney.  In each of, and between, these locations we maintain multiple interconnections or peering arrangements with Internet backbone and voice providers. These points are strategically located to allow access from our network to and from the Internet with a high level of performance. While operating as a private extension of the Internet, our backbone has a high level of security designed to isolate it from security threats found on the public Internet.

Access to our network is possible through several products and services. A call can originate from a mobile phone using our joip Mobile application, the PC-to-Phone product using our downloadable software application “soft-phones,” a Web browser, or Broadband Phone devices. These calls enter our network from the Internet through our interconnection points.

Our network can terminate calls through our and our termination providers’ POPs. Termination decisions are based on a sophisticated routing system that applies routing rules based on origination point, termination cost and other factors. These rules are consistently updated to ensure a high level of quality and economic efficiency. Each termination port is carefully managed with capacity planning tools and techniques to provide cost-effective service to customers, along with multiple termination options to ensure the highest possible levels of redundancy.

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

We provide customer support on various levels to different customers. With respect to our service provider and reseller customers, we provide customer care and technical support directly to these customers and they in turn provide their own support directly to the end users. Customers of joip Mobile, iConnectHere and joip receive technical support and customer care through e-mail support.

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

Suppliers

We outsource to third-party vendors the provisioning of certain of our local telecommunications services, including local phone numbers, access to the public switched telephone network, or PSTN, operator assistance, directory listings and assistance, E-911 emergency services and local number portability. We also outsource the development of our applications and certain of the features ancillary to our services, as well as provisioning of our consumer premises equipment, such as our analog telephone adapters, IP Phones and gateways, and certain aspects of our customer care services. We do not rely on any one specific vendor for providing these services, except for E-911 emergency services and certain specific services of customer care. While we believe our relations with our suppliers are good, we believe that we could replace our suppliers if necessary and that although our ability to provide services to our customers may be impacted in such a case we do not expect that this would have a material adverse affect on our business, financial condition and results of operation.

Proprietary Rights

We rely and expect to be able to rely on trademark and trade secret laws, confidentiality agreements and other contractual arrangements with our employees, strategic partners and others to protect our proprietary rights.

We have registered trademarks for “deltathree”, “deltathree making VoIP work for you”, “the IP Communications Network”, “iConnectHere”, “joip”, “joipy”, “joip just talk”, “Click It”, “iconnecthere.com” and other trademarks in the United States and internationally.  In connection with our acquisition of the Go2Call businesses, we acquired the “Go2Call” trademark and a variety of trademarked derivatives of “Go2Call”. These trademarks may not provide adequate protection against competitive technology and may not be held valid and enforceable if challenged. We do not own any registered copyrights.

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

VoIP E-911 Matters

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of interconnected VoIP services. The order applies to our iConnectHere and joip customers, or our “retail customers”. We do not believe that we are responsible for compliance with this order when we sell our service wholesale to companies who then offer the service to retail end users. We cannot predict whether we would be subject to any third-party litigation in connection with such customers who resell our services or whether the rules will be interpreted as applicable to those who wholesale interconnected VoIP services.

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

The FCC is considering modifying its VoIP E-911 rules.  In June 2007, the FCC released a Notice of Proposed Rulemaking to consider whether it should impose additional obligations on interconnected VoIP providers.  Specifically, the FCC considered mandating that interconnected VoIP providers implement a solution that will allow for automatically determining the location of their customers for purposes of E-911 rather than require customers to manually update their existing location information (as is the case under the current regulations).  Moreover, the Notice included a tentative conclusion that interconnected VoIP providers that allow their service to be used in more than one location, like us, be required to meet the same customer location accuracy standards applicable to providers of mobile telecommunications services.  In September 2010, the FCC released a Notice of Inquiry again requesting comment on, among other issues, whether interconnected VoIP providers should be required to provide automatic location information about their customers rather than requiring customers to self-report their location.  Additionally, the Notice of Inquiry sought comment on whether the FCC’s rules concerning the delivery of emergency services should be extended to non-interconnected VoIP services as well as to mobile VoIP applications used on smartphones, computers and other devices.  At this time we cannot predict the outcome of these proceedings or their potential impact on our business.

See “ - State and Local Regulation” below for a discussion of fees we may collect in the future in connection with providing E-911.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act, or CALEA, requires certain communications service providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. On September 23, 2005, the FCC released an order concluding that CALEA applies to interconnected VoIP providers. In May 2006 the FCC released an order finding that broadband Internet access service providers and interconnected VoIP providers are required to implement the same type of CALEA requirements that have been applied to wireline telecommunications carriers. These include obligations to (1) ensure that communications equipment, facilities, and services meet interception assistance capability requirements and (2) develop system security policies and procedures to define employee supervision and record retention requirements. As a result of the steps we have taken, we believe that we comply with CALEA.

Universal Service Fund

The FCC decided in June 2006 that interconnected VoIP service providers should be required to contribute to the universal service fund, or USF. The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end-user interstate services. The FCC developed three alternatives under which an interconnected VoIP service provider may elect to calculate its universal service contribution: (1) a safe harbor that assumes 64.9% of the provider’s end user revenues are interstate; (2) a traffic study to determine an allocation for interstate end user revenues; or (3) actual interstate and international end user revenues. If an interconnected VoIP service provider calculates its universal service contributions based on its actual percentage of interstate calls, the FCC suggested that its preemption of state regulation of such services may no longer apply, in which case the interconnected VoIP service provider could be subject to regulation by each state in which it operates as well as federal regulation. In addition, the FCC is considering a number of proposals that could alter the way that the USF is assessed. For instance, the FCC is considering an assessment based on the use of telephone numbers. The U.S. Congress may also provide the FCC with additional authority to reform USF or mandate a particular methodology.  At this time we cannot predict what impact, if any, USF reform may have on our business.

Numerous states may attempt to impose state universal service contribution requirements on interconnected VoIP providers such as deltathree. At this time, various states – including Kansas, Nebraska and New Mexico – claim that they have the right to require interconnected VoIP providers to contribute to their respective USF funds.  On March 3, 2008, the U.S. District Court for Nebraska issued a preliminary injunction and found that Nebraska's state Public Service Commission does not have jurisdiction to require Universal Service contributions from VoIP providers. On May 1, 2009, a panel of the U.S. Circuit Court of Appeals for the Eighth Circuit affirmed the U.S. District court ruling. In response, the Nebraska and New Mexico state commissions filed a petition with the FCC seeking the authority to impose state USF contribution obligations on interconnected VoIP providers, like us, and the FCC granted the petition.  As a result of this ruling, a number of other states have either stated that offerings such as ours may be subject to their respective state USF or are considering imposing such obligations on us.  We would likely pass through to our customers in those states any such state USF fees, potentially making our services less competitive with offerings available from traditional providers of telecommunications services, which may cause us to lose customers in those states.   In addition, in the past some states have attempted to impose retroactive application of any state USF obligations. Retroactive applicability of any state USF fees would effectively bar us from collecting such fees from our customers, reducing our future profits.

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

Intercarrier Compensation

The FCC is actively considering reform of the intercarrier compensation system, which is a set of FCC rules and regulations by which telecommunications carriers compensate each other for the use of their respective networks. These rules and regulations affect the prices we pay to our suppliers for access to the facilities and services that they provide to us, such as termination of calls by our customers onto the public switched telephone network. At this time we cannot predict what impact, if any, new intercarrier compensation regulations would have on our business.

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

Open Internet, or “Net Neutrality”, Obligations

We rely upon providers of broadband Internet access services to offer our services to our customers. The FCC recently adopted “open Internet” rules that would, among other things, prohibit fixed providers of broadband Internet access services from blocking, impairing or downgrading such access.  Wireless providers of broadband Internet access services would be prohibited from blocking VoIP applications like ours.  The open Internet rules are not yet effective and, as a result of both legislative efforts to overturn the rules as well as potential appeals of the passage of the rules, it is unclear whether (and when) the rules will become effective.  While we are not aware of any provider of broadband Internet access attempting to interfere with our Internet access, the lack of enforceable rules could potentially negatively impact our service offerings and impede our ability to offer new services that require significant Internet bandwidth.

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

We paid approximately $91,000 of state and local taxes and other fees during 2010 and began collecting sales and excise taxes in the second quarter of 2010. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

In 2002, the European Commission adopted a set of directives for a new framework (Regulatory Framework) for electronic communications regulation that, in part, attempts to harmonize the regulations that apply to services regardless of the technology used by the provider. The Regulatory Framework was further amended in November 2009. Under the Regulatory Framework, there is no distinction in regulation made based upon technology between switched or packet-based networks. As a result, some types of IP telephony and VoIP services may be regulated like traditional telephony services while others may be subject to less stringent regulation. The European Commission has published a staff working paper aimed at clarifying the conditions applicable to providers of IP-based services. The working paper identifies various issues that may arise in relation to IP-based services including the regulatory classification of Internet telephony and VoIP under the Regulatory Framework. The European Regulators Group (consisting of regulators from European Union Member States and the European Commission) has adopted a Common Statement for VoIP regulation. The European Commission currently is reviewing how IP telephony services fit into the Regulatory Framework and analyzing other issues associated with IP telephony, such as access to numbering resources and provision of emergency services. Although the European Commission has recommended that a “light touch” to regulation be taken, we cannot predict what future actions the European Commission, Member States, and courts reviewing the Regulatory Framework may take regarding IP telephony and related matters, or what impact, if any, such actions may have on our business.

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

Competition

We compete primarily in the market for enhanced video and VoIP telephony services, products, hosted solutions and infrastructure, and specifically in the VoIP service provider and reseller markets. This VoIP market is highly competitive and there are numerous competing providers. We believe that the primary competitive factors determining our success in the VoIP telephony market are: quality of service and network capacity; the ability to meet and anticipate customer needs through multiple service offerings and feature sets; customer services; and price.

Future competition could come from a variety of companies in the video and voice-over-IP industry. This industry includes major companies who have greater resources and larger subscriber bases than we have, and have been in operation for many years. In addition, many companies provide, or are planning to provide, some of the services we offer.

Revenues and Assets by Geographic Area

For the year ended December 31, 20010, approximately $10,258,000, or 72%, of our revenue was derived from international customers, and $3,942,000, or 28%, was derived from customers in the United States. Most of our long-lived assets are located in the United States. For more detailed information concerning our geographic segments, see Note 18 to our financial statements included elsewhere in this Annual Report.

Employees

As of December 31, 2010, we had 48 employees, of which 44 were located in Israel (nine of whom were part-time employees) and four were located in the United States (none of whom was a part-time employee).  We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

Customers

In 2010, two customers accounted for approximately 48.3% and 13.1% of our annual gross revenues, respectively.  Any significant decline in our sales to any of our material customers could have a material adverse effect on our business, operating results and financial condition.  At the end of February 2011 our largest customer temporarily suspended its operations and conducting business with our company due to the recent unrest in the Middle East and ongoing instability and operating difficulties. In the event that this were to continue for a significant period of time or indefinitely, this would have a material adverse effect on our revenues and financial condition.  While we believe from our discussions with this customer that it will resume full operations and conducting business with our company as soon as possible, we cannot provide any assurance that it will do so or that it will do so at historical levels.

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

Except for the year ended December 31, 2006, in which we reported net income of approximately $500,000 but a net loss from operations of $52,000, we have a history of significant, recurring losses since our inception, and we may continue to incur significant losses for the foreseeable future. We reported net losses of $11.9 million in 2008, $3.2 million in 2009 and $2.5 million in 2010. As of December 31, 2010, our accumulated deficit was approximately $178 million. Our revenues may not grow or even continue at their current level. Going forward, we will need to increase our revenues and/or lower our current cost structure to reach profitability. If our revenues do not increase and/or if we are unable to reduce our expenses, we may not be able to reach profitability again. We cannot assure you that we will be able to reach profitability on a quarterly or annual basis in the future.  These factors raise substantial doubt about our ability to continue as a going concern.

We may not be able to expand our revenue.

Our business strategy is to expand our revenue sources and our distribution channels in order to include the provision of video and VoIP telephony services to different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are primarily generated by sales of our video and VoIP telephony products and services through our service provider and reseller sales channel and our direct-to-consumer channel. VoIP telephony from these channels generated 98.5%, 99.1% and 98.5% of our total revenues in 2010, 2009 and 2008, respectively.

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

In 2010, two customers accounted for approximately 48.3% and 13.1% of our annual gross revenues, respectively.  Any significant decline in our sales to any of our material customers could have a material adverse effect on our business, operating results and financial condition. At the end of February 2011 our largest customer temporarily suspended its operations and conducting business with our company due to the recent unrest in the Middle East and ongoing instability and operating difficulties. In the event that this were to continue for a significant period of time or indefinitely this would have a material adverse effect on our revenues and financial condition. While we believe from our discussions with this customer that it will resume full operations and conducting business with our company as soon as possible, we cannot provide any assurance that it will do so or that it will do so at historical levels.

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

We have sustained significant operating losses in recent periods, which have led to a significant reduction in our cash reserves.  As of December 31, 2010, we had negative working capital of approximately $3.9 million and negative stockholders’ equity of approximately $3.6 million. We believe that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to return to positive cash flow before we require additional capital (in addition to any further amounts we may borrow from D4 Holdings under the Third Loan Agreement) in the near term. Each loan advance under the Third Loan Agreement requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in D4 Holdings’ sole discretion, any material adverse change in our business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of our obligations under the loan agreements.  In the event that any such events occur, we may be unable to access credit under the Third Loan Agreement.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. We maintain communications systems in facilities in New Jersey, Atlanta, London, Frankfurt and Sydney. Although we have designed our network to reduce the possibility of disruptions or other outages, our systems and those that connect to our network are subject to damage or interruption from natural disasters, power loss, communications failure, hardware or software malfunction, network failures, physical or electronic break-ins, sabotage, computer viruses, intentional acts of terrorism or vandalism and other events that may be or may not be beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

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

We operate in many international markets, including the Middle East. There are certain risks inherent in doing business on an international basis, including:

•	political and economic instability, including the risk of social unrest, war, civil war and armed conflict in the countries in which we operate;
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

The marketing and operations of our products and services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other key employees whom we rely upon to run our operations.  Except for Mr. Effi Baruch, our Chief Executive Officer, President and Senior Vice President of Technology and Operations, none of our officers or key employees is subject to an employment agreement for any specific term. The loss of the services of any of these officers or key employees could impact our ability to run our operations and delay the development and introduction of, and negatively impact our ability to sell, our products, either of which could adversely affect our financial results. We currently do not maintain key person life insurance policies on any of our employees.

Our ability to provide our service and to comply with certain regulatory obligations is dependent in part upon third-party providers, facilities and equipment, the failure of which could cause delays or interruptions of our service, expose us to legal liability, damage our reputation, cause us to lose customers and limit our growth.

Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. We also outsource the development of several of our applications and features, and in some cases enter into license and support agreements with the applicable providers. If those providers seek to terminate our license and support agreements, we would need to find replacement providers, and our customers may experience service interruptions. In addition, our E-911 service is currently dependent upon a third-party provider. Interruptions in service from this vendor could cause failures in our customers' access to E-911 services.   Finally, our service offerings that integrate with the public switched telephone network are wholly reliant on third party network service providers to originate and terminate substantially all of our calls to users of traditional telephone services. Interruptions in our service caused by third-party facilities or service providers have in the past caused and may in the future cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation and growth will be negatively impacted.

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

Third parties have asserted and may assert claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them and subject us to expensive and disruptive litigation.  For example, a complaint was filed in the United States District Court for the Eastern District of Texas-Tyler Division by Centre One alleging, inter alia, that we have sold and are offering for sale a VoIP service that infringes a patent held by Centre One.  In addition, we incorporate licensed third-party technology in some of our products and services. In these license agreements, the licensors have agreed to indemnify us with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right so long as we have not made changes to the licensed software. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims and lawsuits, even if not meritorious, could be expensive and time consuming to defend; divert management’s attention and resources; require us to redesign our products, if feasible; require us to pay royalties or enter into licensing agreements in order to obtain the right to use necessary technologies; and/or may materially disrupt the conduct of our business.

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

A portion of our customers must have broadband access to the Internet in order to use our service. Some providers of broadband access have taken measures that affect their customers' ability to use our service, such as downgrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services. It is not clear whether suppliers of broadband access services have a legal obligation to allow their customers to access and use our service without interference.  As a result of recent decisions by the U.S. Supreme Court and the FCC, providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers' access to VoIP or otherwise discriminating against VoIP providers. Interference with our service or higher charges for using our service could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth.

The FCC’s “open Internet” rules, which would partially address issues relating to blocking, impairing or downgrading our service by either fixed or wireless providers of broadband Internet access services, are not yet effective and, as a result of both legislative efforts to overturn the rules as well as potential appeals of the passage of the rules, it is unclear whether (and when) the rules will become effective. While we are not aware of any provider of broadband Internet access attempting to interfere with our Internet access, the lack of enforceable rules could potentially negatively impact our service offerings and impede our ability to offer new services that require significant Internet bandwidth.

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

Some state and local regulatory authorities claim that they retain jurisdiction to regulate the provision of, and impose taxes, fees and surcharges on, intrastate Internet and VoIP telephony services, and have attempted to impose such taxes, fees and surcharges, such as a fee for providing E-911 service. A recent FCC ruling allows states to require providers of interconnected VoIP services, like us, to contribute to state USF programs. While the decision did not address retroactive liability, there is a possibility that certain states will seek to impose retroactive application of any state USF obligations. We would likely pass through to our customers in those states any such state USF fees, potentially making our services less competitive with offerings available from traditional providers of telecommunications services, which may cause us to lose customers in those states.  In addition, it is possible that we will be required to collect and remit taxes, fees and surcharges in other states and local jurisdictions, and which such authorities may take the position that we should have collected. If so, they may seek to collect those past taxes, fees and surcharges from us and impose fines, penalties or interest charges on us. Our payment of these past taxes, fees and surcharges, as well as penalties and interest charges, could have a material adverse effect on us.

We paid approximately $91,000 of state and local taxes and other fees during 2010 and began collecting sales and excise taxes in the second quarter of 2010. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

The FCC has several ongoing proceedings that could negatively impact us.  Specifically, the FCC may reform the system of payments between companies that connect telephone companies and the methodology for contributing to the federal USF program.  Such reforms may increase the charges we pay to other companies for handling our calls.  The FCC may adopt more stringent E-911 obligations.  This could result in us having to deploy new technologies or engage a third party to provide services in compliance with the new regulations, increasing our costs.  The FCC may determine that some or all of our offerings are properly classified as “telecommunications” services subjecting our offerings to state and federal regulations, thereby increasing our compliance costs.  The U.S. Congress, state legislatures, state regulatory commissions and foreign regulatory commissions could attempt to impose additional obligations on us at any time or reform existing law concerning the contribution methodology for regulatory fees and surcharges in a manner that negatively impacts us.  We cannot predict the outcome of pending FCC proceedings or what actions such other governmental and regulatory bodies may take that may affect us.

Risks Related to our Relationship with D4 Holdings

D4 Holdings controls a majority of our common stock and has the ability to exercise control over all matters submitted to a stockholder vote.

D4 Holdings currently owns approximately 54.0% of the issued and outstanding shares of our common stock and holds warrants to purchase an aggregate of 35 million shares of our common stock.  In addition, we recently issued a Convertible Note in the principal amount of up to $1,600,000 to D4 Holdings, pursuant to which D4 Holdings has the right to convert all or any portion of the outstanding principal amount under the Convertible Note at a conversion price of $0.08 per share.   Assuming the exercise of all warrants held by D4 Holdings and the conversion of outstanding principal under the Convertible Note (of which $400,000 was outstanding as of March 8, 2011), D4 Holdings beneficially owns 70.4% of our common stock. As long as D4 Holdings continues to beneficially own more than 50% of the voting power of our company, D4 Holdings will be able to exercise a controlling influence over decisions affecting us, including:

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

D4 Holdings is a private investment fund whose ownership includes owners of ACN. Four of the members of our board of directors currently serve as officers and/or directors of ACN. Because ACN is a direct seller of telecommunications services, we may seek to engage in commercial transactions to provide services to ACN in the future.  During the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, pursuant to which we provide digital video and voice-over-IP telecommunications services in Australia and New Zealand to ACN Pacific. During the fourth quarter of 2009 we entered into an agreement with Ojo Service, LLC, a wholly-owned subsidiary of WorldGate Communications, Inc. pursuant to which we provide pursuant to which we provide Ojo Service digital video and voice-over-IP services in the United States.  WorldGate is majority-owned by WGI Investor LLC, which shares common majority ownership and a common manager with D4 Holdings. In October 2010 we entered into a sales agency agreement with ACN pursuant to which ACN sells a private label version of joip Mobile under the ACN Mobile World brand. In December 2010 we entered into an agreement with ACN Korea, a wholly-owned subsidiary of ACN, pursuant to which we provide digital video and voice-over-IP services in Korea.  Although we expect that the terms of any such transactions will be established based upon negotiations between employees of ACN and us and, when appropriate, subject to the approval of the independent directors on our board or a committee of disinterested directors, there can be no assurance the terms of any such transactions will be as favorable to us as might otherwise be obtained in arm’s length negotiations.

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

Our stockholders may suffer dilution in the future in the event that D4 Holdings exercises any of the warrants or its right to convert outstanding principal amounts under the Convertible Note into shares of our common stock.

D4 Holdings currently holds warrants to purchase an aggregate of 35 million shares of our common stock at exercise prices ranging from $0.04 per share to $0.1312 per share.  In addition, we recently issued a Convertible Note in the principal amount of up to $1,600,000 to D4 Holdings, pursuant to which D4 Holdings has the right to convert all or any portion of the outstanding principal amount under the Convertible Note (of which $400,000 was outstanding as of March 8, 2011) at a conversion price of $0.08 per share.   In the event that D4 Holdings exercises any or all of the warrants or converts principal amounts outstanding under the Convertible Note into shares of our common stock, in full or in part, our existing stockholders may experience significant and immediate dilution.

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

Our common stock is quoted on the OTCQB, which may increase the volatility of our stock and make it harder to sell shares of our stock.

Our common stock is quoted on the OTCQB, which tends to be a highly illiquid market.  There is a greater chance of market volatility for securities that trade on the OTCQB (as opposed to a national exchange or quotation system), as a result of which stockholders may experience wide fluctuations and a depressed price in the market price of our securities. Thus, stockholders may be required to either sell our securities at a market price which is lower than their purchase price or to hold our securities for a longer period of time than they planned.  Because our common stock falls under the definition of “penny stock,” trading in our common stock may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline, and stockholders could find it more difficult to sell their stock.

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

ITEM 2. PROPERTIES

We lease our executive offices at 224 West 35th Street, New York, N.Y.  The term of the lease is until August 31, 2011, with an option for us to extend the lease through August 31, 2012. Rent expense, net, for 2010 was $27,000.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company, leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  The term of the lease is until June 30, 2012, with an option for our subsidiary to extend the lease through June 30, 2015.  Rent expense, net for our subsidiary for 2010 was $167,000.

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

On August 13, 2009, Vonage and we filed Invalidity Contentions seeking to invalidate under 35 U.S.C. §102 and/or §103 all of the claims of Patent ’668 asserted over prior patents and publications of third parties not disclosed to the PTO at the time that Patent ’668 was granted.

On August 24, 2009, Centre One amended at the PTO 12 of the 21 claims it had asserted in the litigation.  On September 18, 2009, Centre One moved to amend its Infringement Contentions to withdraw the claims it had amended at the PTO.

On October 1, 2009, Vonage separately filed a request for reexamination of Patent ’668, stating additional grounds for invalidity beyond those presented by Verizon in its request for reexamination of the patent.  The PTO granted Vonage’s request on December 16, 2009, and subsequently consolidated the proceeding with the Verizon reexamination proceeding.

On February 17, 2010, Centre One’s counsel filed a motion to withdraw as counsel and requested that the court stay all deadlines and discovery in the litigation until Centre One obtained new counsel.  On June 28, 2010, new counsel made an appearance on behalf of Centre One.  On July 22, 2010, the court held a scheduling conference and denied all of the pending motions.  Additionally, the court set a date of June 9, 2011, for the pretrial hearing, or the Markman hearing, and December 12, 2011, for commencement of the trial.  Also at the conference Vonage and Centre One announced that they had reached an agreement in principle to settle the litigation, and on July 26, 2010, Vonage and Centre One filed a Stipulation to Dismiss dismissing Vonage from the lawsuit. On November 15, 2010, Verizon and Centre One filed a Stipulation to Dismiss dismissing Verizon from the lawsuit.

Although we firmly believe that we do not infringe any valid claim of Patent ’668, we cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

On August 31, 2010, the U.S. Department of Homeland Security, or the DHS, seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers.  In subsequent conversations with the Assistant United States Attorney for the Eastern District of New York, or the U.S. Attorney, which is assisting the DHS in the investigation, we were informed that the government suspects that these resellers were engaged in money laundering activities. In addition, the U.S. Attorney stated that we had failed to file certain reports of cash payments under applicable law.  We are opposing this seizure, and on October 12, 2010, we filed a petition with the DHS for the return of the money.  On February 4, 2011, our petition was denied, and on February 22, 2011, we presented an offer of compromise. In the event our offer of compromise is denied, we have the right to present a revised offer of compromise. We also have the right to seek judicial action at any time for the return of the seized funds. In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], we accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized. Any recovery of the seized amounts would be recognized as a reversal of the loss recognized.

We are not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is subject.

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted and traded on the OTCQB under the symbol “DDDC”. The quoting and trading of our common stock was transferred from The Nasdaq Capital Market to the OTC Bulletin Board on March 28, 2008. Beginning approximately April 2010, the market makers in our common stock began quoting and trading our common stock on the OTCQB in addition to the OTC Bulletin Board.  In February 2011, all quoting and trading of our common stock on the OTC Bulletin Board ceased when the last of the market makers quoting and trading our common stock on the OTC Bulletin Board began doing so on the OTCQB.

The following table sets forth the high and low bid prices of our common stock for the periods indicated:

	High	Low
Year ended December 31, 2009
First quarter	0.20	0.01
Second quarter	0.24	0.10
Third quarter	0.65	0.12
Fourth quarter	0.50	0.30

Year ended December 31, 2010
First quarter	0.37	0.11
Second quarter	0.26	0.14
Third Quarter	0.25	0.15
Fourth Quarter	0.30	0.17

Year ending December 31, 2011
First Quarter (through March 14)	0.19	0.12

Holders

As of March 14, 2011, we had 138 holders of record of the 72,273,525 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.   SELECTED FINANCIAL DATA

You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this Annual Report entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data for each of the years in the three-year period ended December 31, 2010, and as of December 31, 2009 and 2010 is derived from our audited financial statements that have been included in this Annual Report. The selected financial data as of December 31, 2006, 2007 and 2008 and for the years ended December 31, 2006 and 2007 is derived from consolidated financial statements that have not been included in this Annual Report.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)
Statement of Operations Data:
Revenues	$37,953	$29,477	$20,226	$19,002	$14,200

Costs and operating expenses:
Cost of revenues	(24,375)	(21,107)	(14,744)	(16,127)	(11,220)
Research and development expenses	(4,043)	(4,669)	(3,356)	(464)	(1,483)
Selling and marketing expenses	(4,956)	(5,068)	(3,636)	(1,201)	(958)
General and administrative expenses	(3,088)	(2,952)	(3,130)	(3,514)	(2,322)
Depreciation and amortization	(1,543)	(2,644)	(1,836)	(890)	(345)
Write-off of goodwill	-	-	(2,002)	-	-
Write-off of intangible assets	-	(2,680)	(1,564)	-	-
Restructuring expenses	-	-	(1,223)	-	-
Deferred revenue restatement	-	-	(596)	-	-
Accrual for contingency	-	-	-	-	(176)
Total costs and operating expenses	(38,005)	(39,120)	(32,087)	(22,196)	(16,504)
Loss from operations	(52)	(9,643)	(11,861)	(3,194)	(2,305)
Capital gain	-	-	39	86	-
Other non-operating income	-	13	19	15	-
Interest income, (expense) net	620	442	(35)	(72)	(162)
Income taxes	(61)	(126)	(28)	(34)	(29)
Net income (loss)	$507	$(9,314)	$(11,866)	$(3,199)	$(2,495)

Net income (loss) per share – basic and diluted	$0.02	$(0.29)	$(0.36)	$(0.05)	$(0.03)

Weighted average shares outstanding – basic and diluted	29,771	32,427	32,870	67,878	72,232

	December 31,
	2006	2007	2008	2009	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,790	$1,649	$1,788	$1,514	$308
Short-term investments	12,067	5,883	317	366	167
Working capital (deficit)	12,182	4,522	(723)	(1,993)	(3,886)
Long-term investments	1,085	1,085	-	-	-
Total assets	22,395	17,299	4,854	3,309	2,196
Total stockholders’ equity	16,618	12,024	548	(1,425)	(3,560)

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

Today we support tens of thousands of active users around the globe through our service provider and reseller channel and our direct-to-consumer channel. We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and we offer a broad suite of private label VoIP products and services as well as a back-office platform. Our operations management tools include, among others: account provisioning; e-commerce-based payment processing systems; billing and account management; operations management; web development; network management; and customer care. Based on our customizable VoIP solutions, these customers can offer private label video and voice-over-IP services to their own customer bases under their own brand name, a “white-label” brand (in which no brand name is indicated and different customers can offer the same product), or the deltathree brand. At the same time, our direct-to-consumer channel includes our joip Mobile application (which is a new cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks), iConnectHere offering (which provides VoIP products and services directly to consumers and small businesses online using the same primary platform) and our joip offering (which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic Communications). We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

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

In 2009 we began the process of expanding the suite of our communications offerings into the global video phone services market.  In the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, Inc., or ACN, pursuant to which we provide digital video and voice-over-IP services in Australia and New Zealand to ACN Pacific. During the fourth quarter of 2009 we entered into an agreement with Ojo Service, LLC, a wholly-owned subsidiary of WorldGate Communications, Inc., a publicly-held provider of video phone equipment, pursuant to which we provide Ojo Service digital video and voice-over-IP services in the United States.  WorldGate is majority-owned by WGI Investor LLC, which shares common majority ownership and a common manager with D4 Holdings, discussed below in “ – Transactions with D4 Holdings”. Likewise, in December 2010 we entered into an agreement with ACN Korea, a wholly-owned subsidiary of ACN, pursuant to which we provide digital video and voice-over-IP services in Korea.

In 2010 we continued to update our network by adding a video mail feature to our video phone applications and launching our joip mobile application in July 2010.  Following the launch of the mobile application, in October 2010 we entered into a sales agency agreement with ACN pursuant to which ACN sells a private label version of joip Mobile under the ACN Mobile World brand. In addition, we offer the joip Mobile application on a white-label basis to other customers. Finally, we entered into affiliate agreements with different third parties pursuant to which such third parties refer potential subscribers to our joip Mobile application.

As a result of the development and successful integration of these services, we believe that our full suite of service offerings constitutes a complete next generation communication service package that provides our customers the ability to customize, implement and rapidly launch digital next generation communications offerings.

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

From an operational standpoint, in 2010 we continued to focus our near-term strategy and market initiatives on growing our service provider and digital next generation communications offerings while still supporting our core VoIP reseller and direct-to-consumer business segments.    We also re-launched our sales and marketing efforts, hiring a Vice President of Business Development and Sales and additional members of our Sales Department, and expanded our sales and marketing capabilities Finally, we obtained additional financing in connection with the transactions with D4 Holdings described below in “ – Transactions with D4 Holdings”.

Going forward, we expect to:

•	actively market our products and services to those entities that wish to offer white-label digital next generation communications offerings;
•	continue to update our network capabilities by adding content enabler services to our video phone applications;
•
pursue a targeted strategy of identifying and evaluating appropriate strategic collaborations, such as potentially engaging in commercial transactions with ACN, that we hope will continue to expand and diversify our customer base;

•	market and sell our direct-to-consumer products and services through affiliates and our affiliate program; and
•	support and maintain our current reseller base, as we expect our revenue from this key channel will continue to represent a significant percentage of our total revenue in the foreseeable future.

Following a comprehensive review of our strategy in the second quarter of 2009, we decided to focus our near-term strategy and market initiatives on growing our service provider business while still supporting our core VoIP reseller and direct-to-consumer business segments. While our revenues for the fiscal year ended December 31, 2010, declined compared to our revenues for the fiscal year ended December 31, 2009, our net loss decreased from approximately $3.2 million to approximately $2.5 million. As of December 31, 2010, we had negative working capital equal to approximately $3.9 million and negative stockholders’ equity equal to approximately $3.6 million.

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

Political Factors: Our operations and earnings have been, and may in the future be, affected from time to time in varying degree by political instability, social unrest (including the recent social unrest in the Middle East) and by other political developments and laws and regulations, such as: telecommunications regulations; war, civil war, armed conflict, terrorism and other international conflicts; restrictions on production, imports and exports; price controls; tax increases and retroactive tax claims; expropriation of property; and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. At the same time, VoIP is becoming legal in more countries as governments seek to increase competition, and this helps us as service providers and resellers seek to meet their customers’ telecommunications needs with newly available solutions. Both the likelihood of VoIP legalization and its overall effect upon us vary greatly from country to country and are not predictable.

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

Risk Factors: See “Item 1A. Risk Factors” for a discussion of the impact of market risks, financial risks and other risks and uncertainties that we face.

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. All revenues are recognized at the time the services are performed. The provision of video and voice-over-IP products and services through our resellers and service provider divisions accounted for approximately 89.7% and 88.7% of our total revenues in 2010 and 2009, respectively, while the provision of VoIP telephony through our direct-to-consumer division accounted for approximately 8.8% and 10.4% of our total revenues in 2010 and 2009, respectively.

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

Selling and marketing expenses consist primarily of expenses associated with our direct sales force incurred to attract potential service provider, reseller, and corporate customers and advertising and promotional expenses incurred to attract potential consumer users to our direct-to-consumer divisions.

General and administrative expenses consist primarily of compensation and benefits for management, finance and administrative personnel, insurance premiums, occupancy costs, legal and accounting fees and other professional fees. Additionally, we incur expenses associated with our being a public company, including the costs of directors’ and officers’ insurance.

Depreciation and amortization consists of the depreciation calculated on our fixed assets for the fiscal year ended December 31, 2010.

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2010.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of December 31, 2010, we had net operating losses, or NOLs, generated in the U.S. of approximately $161 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009. The NOLs will expire at various dates between 2011 and 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

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

On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts receivable, the amortization of deferred revenue associated with customer accounts, the useful lives of property and equipment and the value of common stock, common stock options, and restricted stock for the purpose of determining stock-based compensation. We base our estimates on historical experience, available market information, appropriate valuation methodologies, including the Black Scholes option model and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue recognition and deferred revenue:  We record revenue from VoIP telephony services based on minutes (or fractions thereof) of customer usage. We record revenue from related services based on completion of the specific activities associated with the services. We record payments received in advance for prepaid services and services to be supplied under contractual agreements as deferred revenue until such related services are provided. We estimate the allowance for doubtful accounts by reviewing the status of significant past due receivables and analyzing historical bad debt trends and we then reduce accounts receivables by such allowance for doubtful accounts to expected net realizable value.

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

Results of Operations

The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2008	2009	2010
Revenues:
Total revenues	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenues	72.9	84.9	79.0
Research and development expenses	16.6	2.4	10.4
Selling and marketing expenses	18.0	6.3	6.7
General and administrative expenses	15.4	18.5	16.4
Write-off of goodwill	9.9	-	-
Write-off of intangible assets	7.7	-	-
Deferred revenue restatement	2.9	-	-
Restructuring expenses	6.0	-	-
Accrual for contingency	-	-	1.2
Depreciation and amortization	9.1	4.7	2.4

Total costs and operating expenses	158.6	116.8	116.1

Loss from operations	(58.6)	(16.8)	(16.2)
Capital gain	0.2	0.5	-
Other non-operating income	-	-	-
Interest income, net	(0.2)	(0.3)	(1.1)
Income taxes	(0.1)	(0.2)	(0.2)

Net income (loss)	(58.6)%	(16.8)%	(17.5)%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Revenues for 2010 overall decreased by approximately $4.8 million, or 25%, to approximately $14.2 million from approximately $19.0 million in 2009. Both our service provider and reseller channel and our direct-to-consumer channel were affected. Revenues from our service provider and reseller sales channels decreased approximately $4.1 million, or 24%, from approximately $16.8 million in 2009 to approximately $12.7 million in 2010.  Revenues from our direct-to-consumer channel decreased approximately $0.7 million, or 36%, from approximately $2.0 million in 2009 to approximately $1.3 million in 2010.

Revenues generated by our reseller division decreased by approximately $3.8 million, or 25%, to $11.2 million for 2010 from $15.0 million for 2009. This was largely due to the suspension of the operations of our then-largest reseller in the fourth quarter of 2009.  In 2009, this customer generated revenues of approximately $4.9 million, which accounted for approximately 25.8% of our annual gross revenues.  The loss of revenue attributable to this customer had a material adverse effect on our financial condition and results of operations. Within the reseller business itself, our two largest resellers accounted for approximately $8.7 million, or approximately 78%, of the revenue generated from our reseller division in 2010, which represented approximately 61% of our total revenue for 2010.  By comparison, in 2009 our two largest resellers accounted for approximately $9.2 million, or approximately 61%, of the revenue generated from our reseller division, which equaled approximately 48% of our total revenue for 2009. At the end of February 2011 our largest reseller temporarily suspended its operations and conducting business with our company due to the recent unrest in the Middle East and ongoing instability and operating difficulties. In the event that this were to continue for a significant period of time or indefinitely this would have a material adverse effect on our revenues and financial condition.  While we believe from our discussions with this customer that it will resume full operations and conducting business with our company as soon as possible, we cannot provide any assurance that it will do so or that it will do so at historical levels.

Revenues generated by our service provider division decreased by approximately $0.3 million, or 20%, to $1.4 million for 2010 from $1.8 million for 2009, largely due to the expiration of our service agreements with Verizon Communications and RCN Corporation in 2009 and with Market America in 2010 and a decline in revenues generated from our agreement with Velocity Services, Inc. This has been partially offset by revenues generated from our agreements signed in the second half of 2009 with ACN Pacific, pursuant to which we provide digital video and voice-over-IP services in Australia and New Zealand, and Ojo Service, pursuant to which we provide digital video and voice-over-IP services in the United States. WorldGate is majority-owned by WGI Investor LLC, which shares common majority ownership and a common manager with D4 Holdings. Additionally, in 2010 we signed a service agreement with ACN Korea pursuant to which we provide digital video and voice-over-IP services in Korea..

Sales to direct consumers decreased by approximately $0.7 million, or 36%, to approximately $1.3 million in 2010 from approximately $2.0 million in 2009. The decrease in direct-to-consumer revenues was primarily due to a continued lack of investment on our part in our consumer division and an increasingly competitive VoIP market causing the rates we charge our customers to decline a decline in the rates we can charge our customers due to a competitive market for our VoIP services. In October 2010 we entered into a sales agency agreement with ACN pursuant to which ACN sells to our direct consumers a private label version of joip Mobile under the ACN Mobile World brand.

The number of minutes on our network utilized by our customers decreased by approximately 20% from approximately 390 million minutes in 2009 to approximately 312 million in 2010.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by $4.9 million, or 30.4%, from $16.1 million in 2009 to $11.2 million in 2010.  Our network rent cost decreased by 14.3% from $1.4 million in 2009 to $1.2 million in 2010 and our termination cost decreased by 27.9% from $12.9 million in 2009 to $9.3 million in 2010. The main reason for the decrease in cost of revenues was a decrease in the amount of traffic being terminated over our network. In addition, due to a reallocation of our human resources and efforts towards more research and development work and a resulting adjustment of our cost allocation, cost of revenue decreased in 2010 by $0.8 million. Also, during 2009 we incurred $0.3 million in expenses for shipping devices to certain customers, and we did not incur any such expenses in 2010.

Research and development expenses. Research and development expenses increased by $1.0 million, or 200%, from $0.5 million in 2009 to $1.5 million in 2010. The primary reason for the increase was the reallocation of our human resources and efforts towards more research and development work and resulting adjustment of our cost allocation discussed above, which caused an increase of $0.9 million to our research and development expenses.

Selling and marketing expenses. Selling and marketing expenses decreased by $0.2 million, or 16.6%, to $1.0 million in 2010 from $1.2 million in 2009. The main reason for the decrease was the termination of the employment of our Senior Vice President of Sales and Marketing  in the beginning of 2010. During the second half of 2010 and the first quarter of 2011 we hired three new salespeople.

General and administrative expenses. General and administrative expenses decreased by $1.2 million, or 34.3%, to $2.3 million in 2010 from $3.5 million in 2009, due primarily to $1.0 million we recorded as litigation expenses during 2009 as well as a credit of $0.4 million we recorded in 2009 for revaluation of a tax estimation that we had recorded in 2008. In addition, we recorded $0.3 million as doubtful debts during 2009. Excluding the litigation expenses and the revaluation of the tax liability, our general and administrative expenses decreased by approximately $0.2 million during 2010, mostly due to our incurring reduced expenses for professional services.

Accrual for contingency. As discussed above under Item 3 - “Legal Proceedings”, on August 31, 2010, the DHS seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers. In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], we accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized. Any recovery of the seized amounts would be recognized as a reversal of the loss recognized.

Depreciation and amortization.   Depreciation and amortization decreased by $0.6 million, or 50%, from $0.9 million in 2009 to $0.3 million in 2010 due to a significant decline in the value of our fixed assets during this period.

Loss from Operations

Loss from operations decreased by $0.9 million, or 28%, from $3.2 million in 2009 to $2.3 million in 2010, due primarily to the decrease in costs and operating expenses (including selling and marketing expenses) and one-time general and administrative expenses recorded during 2009.

Interest Income, Net

We recorded interest expense of $162,000 in 2010 compared to $72,000 in 2009, mostly due to interest paid to D4 Holdings under our loan agreements.

Income Taxes, Net

We paid net income taxes of $29,000 in 2010 compared to $34,000 in 2009.

Net Loss

Net loss decreased by $0.7 million, or 22%, from $3.2 million in 2009 to $2.5 million in 2010, due to the foregoing factors.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Revenues for 2009 overall decreased by approximately $1.2 million, or 6.5%, to approximately $19.0 million from approximately $20.2 million in 2008. Both our service provider and reseller channel and our direct-to-consumer channel were affected. Revenues from our service provider and reseller sales channels decreased approximately $0.3 million, or 2%, from approximately $17.1 million in 2008 to approximately $16.8 million in 2009.  In addition, revenues from our direct-to-consumer channel decreased approximately $0.8 million, or 30%, from approximately $2.8 million in 2008 to approximately $2.0 million in 2009.  Other income decreased approximately $0.1 million, or 33%, from approximately $0.3 million in 2008 to approximately $0.2 million in 2009.

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

Revenues generated by our service provider division decreased by approximately $2.1 million, or 60%, to $1.4 million for 2009 from $3.5 million for 2008, largely due to the expiration of our service agreements with Verizon Communications and RCN Corporation and our development agreement with Panasonic. During the third quarter of 2009 we entered into an agreement with ACN Pacific, a wholly-owned subsidiary of ACN, pursuant to which we provide digital video and voice-over-IP services in Australia and New Zealand. During the fourth quarter of 2009 we entered into an agreement with Ojo Service, a wholly-owned subsidiary of WorldGate Communications, Inc., pursuant to which we provide digital video and voice-over-IP services in the United States.

Sales to direct consumers decreased by approximately $0.8 million, or 30%, to approximately $2.0 million in 2009 from approximately $2.8 million in 2008. The decrease in direct consumer revenues was primarily due to a lack of investment on our part in our consumer division and an increasingly competitive VoIP market causing the rates we charge our customers to decline.

On November 3, 2009, we were informed that the operations of our then-largest customer had been suspended.  In 2009, this customer accounted for approximately 25.8% of our annual gross revenues.  The loss of revenue attributable to this customer had a material adverse effect on our financial condition and results of operations.

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

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our recent losses from operations. For the year ended December 31, 2010, our net loss from operations decreased by $0.9 million, or 28%, from $3.2 million in 2009 to $2.3 million in 2010.  To date, we have an accumulated deficit of approximately $178 million.

As of December 31, 2010, we had cash and cash equivalents of approximately $308,000 and restricted cash and short-term investments of approximately $167,000, or a total of cash, cash equivalents and restricted cash of $475,000, a decrease of $1.4 million from December 31, 2009. The decrease in cash, restricted cash, and short and long term investments was primarily caused by the net cash used in operating activities during the year ended December 31, 2010, of approximately $3.1 million. Our average monthly cash burn during 2010 was approximately $0.3 million.

Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $3.1 million during 2010 compared with negative cash flow from operating activities of approximately $1.2 million during 2009.  The decrease in our cash generated from operating activities was primarily driven by an increase of approximately $0.6 million of account receivables and a decrease of approximately $0.4 million and $0.4 million for accounts payable and other current liabilities, respectively.

Net cash used in investing activities is generally driven by our capital expenditures and changes in our short and long-term investments.  In 2010, we expensed $89,000 for the purchase of new equipment. In 2009, we spent $192,000 on capital expenditures and increased our investments by $49,000, offset by proceeds we received from the sale of property and equipment of $156,000.

Financing cash flows have historically consisted primarily of payments of capital leases and proceeds from the exercise of options we have granted to our employees and directors. As discussed above under “Item 1. Business - Transactions with D4 Holdings”, In February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold to D4 Holdings an aggregate of 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock for an aggregate purchase price of $1.2 million. In addition, on March 1, 2010, we and our subsidiaries entered into the First Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries a line of credit in a principal amount of $1,200,000.   On August 10, 2010, we and our subsidiaries entered into the Second Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and subsidiaries an additional line of credit in a principal amount of $1,000,000. In connection with the Second Loan Agreement, we issued D4 Holdings a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.1312 per share. We have drawn down all amounts available to be borrowed under the two lines of credit. On March 2, 2011, we and our subsidiaries entered into the Third Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $1,600,000.  Pursuant to the terms of the Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of our common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with our entering into the Third Loan Agreement, D4 Holdings and we entered into an amendment of the First Loan Agreement pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012.  In connection with the Third Loan Agreement, we issued D4 Holdings a warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.096 per share. On March 4, 2011, we received $400,000 from D4 Holdings pursuant to a notice of borrowing under the Third Loan Agreement, which can be converted by D4 Holdings into 5,000,000 shares of our common stock. Each loan advance under the Third Loan Agreement requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in D4 Holdings’ sole discretion, any material adverse change in our business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of our obligations under the loan agreements.  In the event that any such events occur, we may be unable to access credit under the Third Loan Agreement.

There were no options exercised by our employees or directors during the year ended December 31, 2010.  In each of 2010 and 2009 we paid approximately $140,000 for capital leases.

As discussed above under “Item 3. – Legal Proceedings”, on August 31, 2010, the DHS seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers.  We are opposing this seizure, and on October 12, 2010, we filed a petition with the DHS for the return of the money. On February 4, 2011, our petition was denied, and on February 22, 2011, we presented an offer of compromise. In the event our offer of compromise is denied, we have the right to present a revised offer of compromise. We also have the right to seek judicial action at any time for the return of the seized funds.  Our inability to access these funds has had a material impact on our cash position and liquidity.  In the event that we are unsuccessful in effecting the return of substantially all of the seized funds, this would have a material adverse impact on our business, liquidity and financial condition.

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

We have historically obtained our funding from our utilization of the remaining proceeds from our initial public offering, offset by positive or negative cash flow from our operations, and most recently from the sale of shares of our common stock to D4 Holdings in February 2009 and borrowings under our loan agreements with D4 Holdings. These proceeds are maintained as cash, restricted cash, and short and long term investments. We have sustained significant operating losses in recent periods, which have led to a significant reduction in our cash reserves.  As of December 31, 2010, we had negative working capital equal to approximately $3.9 million as well as negative stockholders’ equity equal to approximately $3.6 million. We believe that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to return to positive cash flow before we require additional capital (in addition to any further amounts we may borrow from D4 Holdings under the Third Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commercial Commitments

The following table sets forth our future contractual obligations and commercial commitments in total, for each of the next five years and thereafter:

	Payments due by period (in thousands of dollars)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Real estate leases	1,165	210	419	536	-
Auto leases	385	183	202	-	-
Capital leases	3	3	-	-	-
Total	1,553	396	621	536	-

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this Annual Report, has concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated internal control over financial reporting by the Company using the framework for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.

Based on this assessment, management concluded that internal controls over financial reporting were effective as of December 31, 2010.  In connection with this assessment, no material weaknesses in the Company’s internal control over financial reporting were identified by management. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as management's report is not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this Annual Report.

(c)   Changes in Internal Controls.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Robert Stevanovski, 47.  Mr. Stevanovski has served as a director and Chairman of the Board since February 2009.  He is one of the co-founders of ACN and has served as Chairman of ACN since its founding in 1993. Mr. Stevanovski has served as a director of WorldGate since April 2009.  He is the brother of David Stevanovski, also a member of the Board.  Mr. Robert Stevanovski’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of the telecommunications and multi-level marketing industries, outside board experience with WorldGate and extensive business and management experience as co-founder and Chairman of ACN.

Anthony Cassara, 56.  Mr. Cassara has served as a director since February 2009. Mr. Cassara founded and has served as President of Cassara Management Group, Inc., a privately held business counseling practice focused on the telecommunications industry, since October 2000. Prior to founding Cassara Management Group, Mr. Cassara was President of the Carrier Services division at Frontier Corporation and later at Global Crossing Ltd. from October 1999 to December 2000. Mr. Cassara served as a member of the board of directors of MPower Holding Corporation from May 2002 to August 2006; Teleglobe International Holdings Ltd. from February 2004 to February 2006; Eschelon Telecom Inc. from November 2002 to December 2004; and has served as a director of WorldGate since April 2009.  Mr. Cassara’s areas of relevant experience, qualifications, attributes or skills include telecommunications and information services; senior leadership roles in global telecommunications companies; public company board experience, corporate finance, and financial reporting.

David Stevanovski, 44.  Mr. Stevanovski has served as a director since March 2009.  He has served in a number of positions at ACN, and currently serves as Vice President. Mr. Stevanovski has served as a director of WorldGate since April 2009. Mr. Stevanovski is the brother of Robert Stevanovski.   Mr. David Stevanovski’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of the telecommunications and multi-level marketing industries, outside board experience with WorldGate, and extensive business and management experience at ACN.

Colleen Jones, 49. Ms. Jones has served as a director since February 2011. She has served as Global Vice President, General Counsel and Secretary of ACN since 2003, and as general counsel to D4 Holding since its formation in 2009.   Ms. Jones has served as a director of WorldGate since February 2011.  Ms. Jones has practiced law for over 25 years, serving as chief legal officer in corporations and as a partner at large international law firms.  Her areas of relevant experience, qualifications, attributes or skills include legal expertise in general corporate and commercial domestic and international transactional work for both publicly- and privately-held companies, extensive knowledge of the telecommunications and technology sectors, management experience at ACN, and public company corporate governance.

Lior Samuelson, 62.  Mr. Samuelson served as Chairman of the Board from January 2008 until February 2009, and has served as a director of deltathree since August 2001. Mr. Samuelson has served as the Chairman of the Board of Commtouch Software Ltd., a provider of internet security technology, since January 1, 2011, and as a director at Commtouch since August 2, 2010. Since August 1999, Mr. Samuelson has served as a Co-Founder and Principal of Mercator Capital, and served as a director of Mercator Partners Acquisition Corp. from January 2005 to December 2007. His experience includes advising clients in the technology, communications and consumer sectors on mergers, acquisitions and private placements. From March 1997 to August 1999, Mr. Samuelson was the President and Chief Executive Officer of PricewaterhouseCoopers Securities. Prior to that, he was the President and Chief Executive Officer of The Barents Group, a merchant bank specializing in advising and investing in companies in emerging markets. Mr. Samuelson was also the Co-Chairman of Peloton Holdings, a private equity management company. Before that, he was a managing partner with KPMG and a senior consultant at Booz, Allen & Hamilton.  Mr. Samuelson’s areas of relevant experience, qualifications, attributes or skills include extensive experience in finance and investment banking, public company board experience, financial reporting, and his long history of service to deltathree and knowledge of its operations.

J. Lyle Patrick, 58.  Mr. Patrick has served as a director since March 2009. Mr. Patrick is currently a financial consultant and has served as the Interim CFO for FirstCommunications, Inc. since March 2009. Mr. Patrick has served as chief financial officer of a number of telecommunications companies, including, most recently, US LEC, a competitive telecommunications company, from June 2005 to March 2007, and MetroPCS, a wireless communications provider, from May 2004 to March 2005.  Mr. Patrick is a Certified Public Accountant.  Mr. Patrick’s areas of relevant experience, qualifications, attributes or skills include extensive accounting for public companies, with particular experience in the telecommunications industry, and financial reporting.

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

Efraim Baruch, 35, Chief Executive Officer, President and Senior Vice President of Operations and Technology. In October 2010, Mr. Baruch became our Chief Executive Officer and President, having been named our interim Chief Executive Officer and President in December 2008. In January 2007, Mr. Baruch became our Senior Vice President of Operations and Technology. Mr. Baruch has been with deltathree since 1998. Mr. Baruch began working in deltathree as an engineer in the Network Operations Center, and soon after specialized in the management of data networks and security in our Wide Area Network department.

Arie Rand, 51, Chief Financial Officer and Treasurer. Mr. Rand has served as our Chief Financial Officer and Treasurer since October 2010. Prior to joining the company, Mr. Rand provided private consulting and management services. Prior to serving as an independent consultant, Mr. Rand held the role of senior executive at SRI Global Group Funds, a holding company specializing in socially responsible investments, where he provided business development and consulting services and served as a partner at one of SRI's funds. From 2001 to 2008, Mr. Rand served as the Chief Financial Officer of Top Image Systems, an international software developer listed on NASDAQ and traded on the Tel Aviv Stock Exchange. Prior to that Mr. Rand served as Chief Financial Officer of Tescom Software Systems Testing Global Management, an international high-tech company focused on professional services and a global leader in software quality assurance and which was traded on the Tel Aviv Stock Exchange and AIM.

Peter Friedman, 40, General Counsel and Secretary. In October 2007, Mr. Friedman became our General Counsel and Secretary. Before joining deltathree, Mr. Friedman served as Senior Associate of Outside Counsel Solutions, a corporation that provides outsourced U.S. legal services. Prior to that, Mr. Friedman was associated with the law firms of Weil, Gotshal & Manges, LLP, Lowenstein Sandler PC and Kronish Lieb Weiner & Hellman, LLP.

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

The Board had four regular meetings during 2010. Each incumbent member of the Board participated in at least 75% of the aggregate of all Board and committee (for such committees on which the director served) meetings held during the period for which he was a director or member of such committee. None of our directors attended our 2010 Annual Stockholder Meeting. The Board has established an Audit Committee and a Compensation Committee. The functions of the committees and their current members are set forth below.

Director Nominations.  Due to a decrease in the number of members of the Board after our 2006 Annual Stockholders Meeting, our Board members determined that it is efficient and important for each member to actively participate in all matters that were previously the responsibility of the Nominating and Governance Committee and dissolved the Nominating and Governance Committee as of September 11, 2006. As such, each of our Board members is expected to take part in, among other matters, the following nominating and governance-related matters:

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

For all potential candidates, the Board considers a number of factors, such as the extent to which the candidate’s knowledge and experience would fill a need in the Board and help complement the other directors, a candidate’s personal integrity and sound judgment, independence, knowledge of the industry in which we operate, possible conflicts of interest, and concern for the long-term interests of our stockholders. In addition, although the Company does not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the Board will consider diversity in the context of the Board as a whole and takes into account the personal characteristics (gender, ethnicity and age), skills and experience, qualifications and background of current and prospective directors diversity as one factor in identifying and evaluating potential director candidates.  In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at our 2010 Annual Meeting of Stockholders using the procedures set forth in the Company's Amended and Restated By-laws, it must follow the procedures described under “Nomination of Directors” in our Amended and Restated By-laws. If a stockholder wishes simply to propose a candidate for consideration as a nominee by our Board, it should submit any pertinent information regarding the candidate to the Chairman of the Board by mail care of our Secretary at 224 West 35th Street, New York, New York 10001.

Compensation Committee.  The Compensation Committee is responsible for:

•	evaluating our compensation policies;
•	determining executive compensation, and establishing executive compensation policies and guidelines; and
•	administering our stock option and compensation plans.

As part of these responsibilities, the Compensation Committee determines the compensation of our Chief Executive Officer, and conducts its decision making process with respect to this issue without the presence of the Chief Executive Officer. The Compensation Committee had one formal meeting and additional informal meetings and discussions during 2010.  The Compensation Committee has a charter, a copy of which is available to our stockholders at the Corporate Governance section of our website located at www.deltathree.com. The Compensation Committee is composed of Brian Fitzpatrick (Chairman), Lior Samuelson and J. Lyle Patrick.

Audit Committee.  The Audit Committee is responsible for:

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

The Audit Committee had four meetings during 2010.  The Audit Committee has a charter, a copy of which is available to our stockholders at the Corporate Governance section of our website located at www.deltathree.com. The Audit Committee is composed of J. Lyle Patrick (Chairman), Brian Fitzpatrick and Lior Samuelson. The Board of Directors has determined that each of Messrs. Patrick and Fitzpatrick meets the requirements of the applicable Securities and Exchange Commission rules for membership on the Audit Committee, including Rule 10A-3(b) under the Exchange Act and is “independent” as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules.  The Board has also determined that Mr. Patrick qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

As discussed below under “Director Independence”, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange, including the independence requirements for audit committees.  The Board of Directors has not reached an affirmative conclusion that Mr. Samuelson is “independent” as such term is described in the Nasdaq Marketplace Rules.  However, the Board of Directors determined that his membership on the Audit Committee is in the best interest of the Company and its stockholders in light of his extensive experience in financial and related matters in our industry and the fact that the Audit Committee would otherwise be composed of only two other members.  In connection with his re-appointment to the Audit Committee on August 18, 2010, the Board waived the independence requirements set forth in the Audit Committee Charter with respect to Mr. Samuelson.  The Board also waived the independence requirements in the Compensation Committee Charter with respect to Mr. Samuelson in connection with his re-appointment to the Compensation Committee on August 18, 2010.

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

Code of Conduct and Ethics

On March 25, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of deltathree, including our principal executive officer, principal financial and accounting officer and controller. There were no changes made to the Corporate Code of Conduct and Ethics during 2010. The text of the Corporate Code of Conduct and Ethics is posted on the Corporate Governance section of our website at www.deltathree.com and will be made available to stockholders without charge, upon request, in writing to the Secretary at 224 West 35th Street, New York, New York 10001. We intend to post on our website any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer, principal financial and accounting officer and controller. We have all of our new employees certify that they have read and understand our Corporate Code of Conduct and Ethics, and, periodically, we also ask our existing employees to certify that they have reviewed our Corporate Code of Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation accrued during the fiscal years ended December 31, 2009 and 2010 to (1) all individuals who served as our Chief Executive Officer during any part of 2010, (2) our next most highly compensated executive officer whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2010, and (3) one additional individual who would have met such threshold but for the fact that such individual was not serving as executive officers at the end of our last completed fiscal year. These executive officers are referred to in this Annual Report as our “named executive officers”.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Effi Baruch,
Chief Executive Officer, President and Senior Vice	2010	186,000	10,000	31,229	180,527	407,756
President of Operations and Technology (principal executive officer)	2009	179,750	10,000	29,660	124,645	344,055

Ziv Zviel,	2010	95,727	-	-	45,601	141,328
Former Chief Financial Officer and Treasurer (2)	2009	56,250	-	-	11,954	68,204

Peter Friedman,	2010	112,487	-	5,828	34,449	152,764
General Counsel and Secretary	2009	107,125	7,500	3,919	17,052	135,596

(1)
Represents the aggregate grant date fair value calculated in accordance with ASC 718-10 in connection with the issuance of the applicable restricted stock or restricted unit award or option award.  For a detailed discussion of the assumptions made in the valuation of stock awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report.

(2)	Mr. Zviel resigned from the Company effective October 14, 2010.

Employment Agreement with Mr. Effi Baruch

We currently have an employment agreement with Mr. Baruch, our Chief Executive Officer, President and Senior Vice President of Operations and Technology.  The agreement became effective on December 9, 2008, and was amended as of March 17, 2009, October 20, 2009, and October 27, 2010.  Mr. Baruch receives a base salary of $186,000 per year, which is adjusted as of January 15 each year (beginning 2010) by the percentage change in the Cost of Price Index during the preceding year. Mr. Baruch is entitled to receive an annual bonus under our then-applicable bonus plan equal to up to three (3) months’ salary based on performance criteria that will be agreed upon by him and the Board of Directors. In the event of termination of the agreement, the terminating party is required to provide the other party 90 days’ written notice unless the Company terminates the agreement for cause, in which case the Company is required to provide such written notice required by applicable law.  In the event the Company terminates the agreement without cause, Mr. Baruch shall be entitled to receive a lump sum payment equal to his then-current monthly base salary multiplied by three, subject to Mr. Baruch executing a general release of all claims to the maximum extent permitted by law. However, if Mr. Baruch is offered and accepts employment in any other position with our company or any subsidiary or affiliate, we will not be required to make any such severance payment.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information with respect to stock options and unvested stock awards outstanding as of December 31, 2010, for each of the named executive officers.

		Option Awards						Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Effi Baruch	12/22/2004	25,000	-		2.85	11/22/2011
	3/30/2008	250,000	-		0.15	3/30/2018
	5/6/2009	33,333	66,667	(3)	0.14	5/6/2019
	9/15/2009	125,000	375,000	(4)	0.41	9/15/2019
	10/19/2010	-	325,000	(5)	0.27	10/19/2020
	1/1/2008							12,500	(6)	2,125

Ziv Zviel(7)	7/6/2009	33,333	66,667	(7)	0.21	1/12/2011	(7)
	9/15/2009	75,000	225,000	(7)	0.41	1/12/2011	(7)

Peter Friedman	3/30/2008	100,000	-		0.15	3/30/2018
	5/6/2009	16,667	33,333	(8)	0.14	5/6/2019
	9/15/2009	37,500	112,500	(9)	0.41	9/15/2019
	10/19/2010		100,000	(10)	0.27	10/19/2020

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

(2)	The market value of the stock awards is determined by multiplying the number of shares times $0.17, the closing price of our common stock on The OTC Bulletin Board on December 31, 2010.
(3)
Options to purchase 33,333 shares vested and became exercisable on May 6, 2010, options to purchase 33,334 shares vest and become exercisable on May 6, 2011, and options to purchase 33,333 shares vest and become exercisable on May 6, 2012.

(4)	Options to purchase 125,000 vested and became exercisable on September 15, 2010, and options to purchase 125,000 shares vest and become exercisable on each of September 15, 2011, 2012 and 2013.
(5)	Options to purchase 81,250 shares vest and become exercisable on each of October 19, 2011, 2012, 2013 and 2014.
(6)
Restricted units to purchase 25,000 shares of our common stock were granted on January 1, 2008, and vest as follows: units to purchase 12,500 shares vested on July 1, 2009, and units to purchase 12,500 shares vested on January 1, 2011.

(7)
Mr. Zviel resigned from the Company effective October 14, 2010. All options to purchase shares of common stock previously granted to Mr. Zviel that had not yet vested as of that date expired on that date, and all options that had vested as of that date expired on January 12, 2011.

(8)
Options to purchase 16,667 shares vested and become exercisable on May 6, 2010, options to purchase 16,666 shares vest and become exercisable on May 6, 2011, and options to purchase 16,667 shares vest and become exercisable on May 6, 2012.

(9)	Options to purchase 37,500 shares vested and became exercisable on September 15, 2010, and options to purchase 37,500 shares vest and become exercisable on each of September 15, 2011, 2012 and 2013.
(10)	Options to purchase 25,000 shares vest and become exercisable on each of October 19, 2011, 2012, 2013 and 2014.

Director Compensation

The following table shows the total compensation earned for services performed for us by each member of our Board of Directors during the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Robert Stevanovski	-	(2)	-	-	-
Anthony Cassara	20,000	(3)	6,497	-	26,497
David Stevanovski	-	(2)	-	-	-
Gregory Provenzano(4)	-	(2)	-	-	-
Lior Samuelson	30,000	(5)	6,497	-	36,497
J. Lyle Patrick	45,000	(6)	6,497	-	51,497
Brian Fitzpatrick	40,000	(7)	6,497	-	46,497

(1)
Represents the aggregate grant date fair value, calculated in accordance with ASC 718-10, of options to purchase 100,000 shares of the Common Stock granted to each of Lior Samuelson, Anthony Cassara, J. Lyle Patrick and Fitzpatrick in 2010. The grants were made pursuant to the 2009 Stock Incentive Plan.  Each of Robert Stevanovski, David Stevanovski and Gregory Provenzano elected to waive their right to receive such grant. For a detailed discussion of the assumptions made in the valuation of stock awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report.

(2)
Each of Robert Stevanovski, David Stevanovski and Gregory Provenzano elected to waive their right to receive compensation for their services to the Company.  Mr. Provenzano resigned as a director of the Company, effective February 23, 2011.This election is revocable by each of Messrs. R. Stevanovski and D. Stevanovski at any time.

(3)	Represents $20,000 paid to Mr. Cassara for his services as a director.
(4)	Mr. Provenzano resigned from the Board of Directors effective February 23, 2011.
(5)
Represents $20,000 paid to Mr. Samuelson for his services as a director, $5,000 for his services as a member of the Audit Committee and $5,000 for his services as a member of the Compensation Committee.

(6)	Represents $20,000 paid to Mr. Patrick for his services as a director, $20,000 for his services as Chairman of the Audit Committee and $5,000 for his services as a member of the Compensation Committee
(7)
Represents $20,000 paid to Mr. Fitzpatrick for his services as a director, $15,000 for his services as Chairman of the Compensation Committee and $5,000 for his services as a member of the Audit Committee.

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

In November 2010, the Board of Directors approved a grant of options to purchase 100,000 shares of our Common Stock under the 2009 Plan to each of the members of the Board.

At this time each of Robert Stevanovski and David Stevanovski has elected to waive their right to receive compensation for their services to the Company.  This election is revocable by each of Messrs. R. Stevanovski and D. Stevanovski at any time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 9, 2011, there were 72,273,525 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have no other securities, voting or nonvoting, outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of March 9, 2011, by:

•	each person whom we know beneficially owns more than 5% of the common stock;
•	each of our directors individually;
•	each of our named executive officers individually; and
•	all of our current directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of March 9, 2011, pursuant to the exercise of options or the vesting of restricted stock or restricted units are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

	Number	Percentage (1)
	Shares of Common Stock Beneficially Owned
Principal Stockholders:
D4 Holdings, LLC (2)	79,000,000	70.4%
349-L Copperfield Blvd., #407
Concord, NC 28025

Abraham Ziv-Tal (3)	9,973,900	13.8%
4 Hanurit Street Rishpon, Israel 49615

Executive Officers and Directors:
Effi Baruch (4)	521,667	*
Ziv Zviel (5)	-	-
Peter Friedman (6)	185,833	*
Robert Stevanovski (2)	79,000,000	70.4%
Anthony Cassara (7) (8)	79,025,000	70.4%
Lior Samuelson (9)	517,000	*
David Stevanovski (7)	79,000,000	70.4%
Colleen Jones	-	-
J. Lyle Patrick (8)	25,000	-
Brian Fitzpatrick (8)	25,000	-
All directors and executive officers as a group (10 persons) (10)	80,299,500	70.8%

*	Less than 1%.
(1)	Percentage of beneficial ownership is based on 72,273,525 shares of common stock outstanding as of March 9, 2011.
(2)
Ownership is based on a Schedule 13D/A filed March 8, 2011 by D4 Holdings, Manna Holdings, LLC (“Manna Holdings”), Praescient, LLC (“Praescient”) and Robert Stevanovski and includes (a) 39,000,000 shares of common stock, (b) 34,000,000 shares of common stock issuable under warrants held by D4 Holdings and (c) 5,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note held by D4 Holdings, of which $400,000 was outstanding as of March 9, 2011.  For a description of the Convertible Note, see Part I, Item 1. “Business – Transactions with D4 Holdings.”  Robert Stevanovski is the manager of Praescient, which serves as the sole manager of D4 Holdings and as the managing member of Manna Holdings.  Manna Holdings is the sole member of D4 Holdings.  As such, Mr. Stevanovski, Praescient and Manna Holdings may be deemed to beneficially own the securities reported in the table.  Each of Mr. Stevanovski, Praescient and Manna Holdings disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of such person’s pecuniary interest therein.

(3)	Ownership is based on a Form 4 filed November 18, 2010.
(4)	Includes (a) options to purchase 466,667 shares of common stock and (b) 55,000 shares of common stock.
(5)	Mr. Zviel resigned from the Company effective October 14, 2010. All options to purchase shares of common stock previously granted to Mr. Zviel as of that date expired on January 12, 2011.
(6)	Includes (a) options to purchase 170,833 shares of common stock and (b) 15,000 shares of common stock.
(7)
Includes the following securities: (a) 39,000,000 shares of common stock, (b) warrants to purchase 35,000,000 shares of common stock and (c) 5,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note, of which $400,000 was outstanding as of March 9, 2011.  Each of Anthony Cassara and David Stevanovski beneficially owns a membership interest in Manna Holdings, which is the sole member of D4 Holdings. As such, each of Messrs. Cassara and Stevanovski may be deemed to beneficially own the securities reported herein and owned directly by D4 Holdings.  Each of Messrs. Cassara and Stevanovski disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of his pecuniary interest therein.

(8)	Includes options to purchase 25,000 shares of common stock.
(9)	Includes (a) options to purchase 365,000 shares of common stock and (b) 152,000 shares of common stock.
(10)
Includes (a) options to purchase 1,077,500 shares of common stock, (b) 39,222,000 shares of common stock, (c) warrants to purchase 35,000,000 shares of common stock and (d) 5,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note held directly (or deemed to be beneficially owned) by the executive officers and directors as a group.

Equity Compensation Plan Information

 The following table provides certain aggregate information with respect to shares of our common stock that may be issued under our equity compensation plans in effect as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (2)	7,675,340	$0.3156	4,015,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	7,675,340	$0.3156	4,015,000

(1)	Does not include restricted units to purchase 31,340 shares of our common stock that had been granted under our equity compensation plans as of December 31, 2010.
(2)
These plans consist of our Amended and Restated 2004 Stock Incentive Plan and Amended and Restated 2006 Non-Employee Director Stock Plan, which were terminated except with respect to outstanding options previously granted thereunder, and our 2009 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As described above under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, D4 Holdings beneficially owns an aggregate of 70.4% of our common stock (which includes 39,000,000 shares of common stock, warrants to purchase 35,000,000 shares of our common stock, and 5,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note (of which $400,000 was outstanding at March 9, 2010).  The ultimate ownership of D4 Holdings includes owners of ACN, Inc.  Each of Robert Stevanovski, Anthony Cassara and David Stevanovski, members of the Company’s Board of Directors, is a principal of D4 Holdings.  Colleen Jones, a member of the Company’s Board of Directors, serves as general counsel to D4 Holdings and is an officer of ACN.  As a result, each of these individuals and D4 Holdings may be deemed to have a direct or indirect interest in the transactions contemplated by the Purchase Agreement and the Investor Rights Agreement, and the Loan Agreements, described above under “Item 1. Business - Transactions with D4 Holdings”.

During the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, pursuant to which we provide digital video and voice-over-IP telecommunications services in Australia and New Zealand to ACN Pacific. During the fourth quarter of 2009 we entered into an agreement with Ojo Service, LLC, a wholly-owned subsidiary of WorldGate Communications, Inc. pursuant to which we provide pursuant to which we provide Ojo Service digital video and voice-over-IP services in the United States. In October 2010 we entered into a sales agency agreement with ACN pursuant to which ACN sells a private label version of joip Mobile under the ACN Mobile World brand. In December 2010 we entered into an agreement with ACN Korea, a wholly-owned subsidiary of ACN, pursuant to which we provide digital video and voice-over-IP services in Korea.  We recognized revenues of approximately $430,000 in 2009 from our agreement with ACN Pacific and approximately $950,000, $130,000, and $22,000 in 2010 from our agreements with ACN Pacific, Ojo Service and ACN Korea, respectively. Each of Robert Stevanovski, Anthony Cassara and David Stevanovski has an ownership interest in ACN, and each of them and Ms. Jones has a director, officer and/or advisory position with ACN.  As a result of their relationship with ACN, each of these individuals may be deemed to have a direct or indirect interest in the transactions contemplated by our agreements with ACN and ACN Korea.

 All transactions between us and our officers, directors, principal stockholders and affiliates must be reviewed and approved in advance by the Audit Committee. To the extent that any member of the Audit Committee has an interest in any such transaction, the member will recuse himself from considering and voting on the matter.

Director Independence

Our common stock is currently quoted on the OTCQB and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 5605(a)(2) of the Nasdaq Marketplace Rules. The board has determined that J. Lyle Patrick and Brian Fitzpatrick each qualify as “independent” under this rule.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co. for the audit of the Company's annual financial statements for the years ended December 31, 2009, and December 31, 2010, and fees billed for other services rendered by Brightman Almagor Zohar & Co. during those periods.

	2009	2010
Audit fees	$65,000	$71,000
Audit-related fees	-	-
Tax fees	2,000	2,500
All other fees	-
Total	$67,000	$73,500

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2011.

DELTATHREE, INC.

By:	/s/ Effi Baruch
Effi Baruch
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

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Effi Baruch	Chief Executive Officer, President and Senior	March 17, 2011
Effi Baruch	Vice President of Operations and Technology (Principal Executive Officer)

/s/ Arie Rand	Chief Financial Officer and Treasurer (Principal	March 17, 2011
Arie Rand	Financial Officer and Principal Accounting Officer)

/s/ Robert Stevanovski	Chairman of the Board of Directors	March 17, 2011
Robert Stevanovski

/s/ Anthony Cassara	Director	March 17, 2011
Anthony Cassara

/s/ David Stevanovski	Director	March 17, 2011
David Stevanovski

/s/ Colleen Jones	Director	March 17, 2011
Colleen Jones

/s/ Lior Samuelson	Director	March 17, 2011
Lior Samuelson

/s/ J. Lyle Patrick	Director	March 17, 2011
J. Lyle Patrick

/s/ Brian Fitzpatrick	Director	March 17, 2011
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

4.3
Promissory Note, dated August 10, 2010, by deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. in favor of D4 Holdings, LLC in a principal amount of $1,000,000 (incorporated by reference from our Current Report on Form 8-K filed on August 11, 2010).

4.4
Convertible Promissory Note, dated March 2, 2011, by deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. in favor of D4 Holdings, LLC in a principal amount of $1,600,000 (incorporated by reference from our Current Report on Form 8-K filed on March 3, 2011).

10.1	2004 Non-Employee Director Stock Option Plan (incorporated by reference from our registration statement on Form S-8 (Registration No. 333-122242)). +

10.2
First Amendment to the deltathree, Inc. 2004 Non-Employee Director Stock Option Plan, dated as of December 20, 2005 (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K filed on December 21, 2005). +

10.3	Form of Option Agreement Pursuant to 2004 Non-Employee Director Stock Option Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2005). +

10.4	deltathree, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 19, 2008). +

10.5	deltathree, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 19, 2008). +

10.6	Form of Option Agreement Pursuant to 2004 Stock Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2005). +

10.7	Form of Restricted Unit Agreement Pursuant to 2004 Stock Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2008). +

10.8	deltathree, Inc. 2009 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 22, 2009). +

10.9	Form of deltathree, Inc. 2009 Stock Incentive Plan Incentive Stock Option Grant Agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

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

10.16
Second Loan and Security Agreement, dated as of August 10, 2010, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on August 11, 2010).

10.17	Warrant, dated August 10, 2010, between deltathree, Inc., and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on August 11, 2010).

10.18
First Amendment to Loan and Security Agreement, dated as of August 10, 2010, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on August 11, 2010).

10.19	Offer of Employment Letter between deltathree, Inc. and Ari Rand, dated September 19, 2010 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2010). +

10.20
Sales Agency Agreement, dated as of September 27, 2010, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and LKN Communications, Inc., doing business as ACN, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 4, 2010).

10.21
Amendment No. 1 to Offer of Employment Letter between Delta Three Israel, Ltd. and Arie Rand, dated October 17, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 4, 2010). +

10.22
Amendment No. 3 to Executive Employment Agreement among deltathree, Inc., Delta Three Israel, Ltd. and Effi Baruch, dated as of October 27, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 4, 2010).+

10.23	Service Agreement, dated as of December 16, 2010, by and between deltathree, Inc. and ACN Korea, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 18, 2011).

10.24*
Amendment No. 1 to Sales Agency Agreement, dated as of September 27, 2010, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and LKN Communications, Inc., doing business as ACN, Inc., dated as of January 26, 2011.

10.25
Third Loan and Security Agreement, dated as of March 2, 2011, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on March 3, 2011).

10.26	Warrant, dated March 2, 2011, between deltathree, Inc., and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on March 3, 2011).

10.27
Second Amendment to and Consent under Loan and Security Agreement, dated as of March 2, 2011, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on March 3, 2011).

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

Brightman Almagor Zohar
1 Azrieli Center
Tel Aviv 67021
P.O.B. 16593,
Tel Aviv 61164
Israel

Tel: +972 (3) 608 5555
Fax: +972 (3) 609 4022

info@deloitte.co.il
www.deloitte.co.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of deltathree, Inc.

We have audited the accompanying consolidated balance sheets of deltathree, Inc. ("the Company") and its subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements,  present fairly, in all material respects, the  financial position of the Company and its subsidiary as of December 31, 2010 and 2009, and the  results of their operations and their  cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
March 17, 2011

DELTATHREE , INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$308	$1,514
Restricted cash and short-term investments (Note 3)	167	366
Accounts receivable, net (Note 4)	812	270
Prepaid expenses and other current assets (Note 5)	406	409
Inventory	25	29
Total current assets	1,718	2,588

Property and equipment, net (Note 6)	398	654
Deposits	80	67

Total assets	$2,196	$3,309

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Current portion of capital leases	$7	$144
Accounts payable	1,554	1,912
Deferred revenues	659	657
Short-term loan from a related party	1,900	-
Other current liabilities (Note 7)	1,484	1,868
Total current liabilities	5,604	4,581

Long-term liabilities:
Capital leases - net of current portion (Note 8)	-	3
Severance pay obligations (Note 9)	152	150
Total current liabilities	152	153
Total liabilities	5,756	4,734
Commitments and contingencies (Note 10)

Stockholders’ equity (deficiency) (Note 11):
Share capital:
Common stock, par value $0.001 per share; authorized 225,000,000 shares; issued and outstanding: 72,243,971 at December 31, 2010, and 72,030,505 at December 31, 2009.	72	72
Additional paid-in capital	174,684	174,324
Accumulated deficit	(178,316)	(175,821)
Total stockholders’ equity (deficiency)	(3,560)	(1,425)

Total liabilities and stockholders’ equity	$2,196	$3,309

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE , INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share and per share data)

	2010	2009	2008
Revenues:	$14,200	$19,002	$20,226

Costs and operating expenses:
Cost of revenues (exclusive of $242, $536 and $584
depreciation included in a separate line below, respectively)	11,220	16,127	14,744
Research and development expenses (Note 12)	1,483	464	3,356
Selling and marketing expenses	958	1,201	3,636
General and administrative expenses	2,322	3,514	3,130
Restructuring expenses (Note 13)	-	-	1,223
Write-off of goodwill (Note 14)	-	-	2,002
Write-off of intangible assets (Note 15)	-	-	1,564
Change in deferred revenue relating to previous years (Note 16)	-	-	596
Accrual for contingency (Note 10)	176	-	-
Depreciation and amortization	345	890	1,836

Total costs and operating expenses	16,504	22,196	32,087

Loss from operations	(2,304)	(3,194)	(11,861)
Capital gain	-	86	39
Other non-operating income	-	15	19
Interest (expense) income, net	(162)	(72)	(35)
Loss before income taxes	(2,466)	(3,165)	(11,838)
Income taxes (Note 17)	29	34	28
Net loss	$(2,495)	$(3,199)	$(11,866)
Net loss per share-basic and diluted	$(0.03)	$(0.05)	$(0.36)

Basic and diluted weighted average number of shares outstanding	72,231,942	67,877,743	32,870,105

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE , INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
($ in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2008	32,870,105	$33		$172,747	$(160,756)	$12,024
Stock-based compensation				390		390
Loss for the year					(11,866)	(11,866)
Balance at December 31, 2008	32,870,105	33		173,137	(172,622)	548
Issuance of shares to D4 Holdings	39,000,000	39		1,031		1,070
Vesting of restricted shares	5,600	–	*
Exercise of options	154,800	–	*	14		14
Stock-based compensation				142		142
Loss for the year					(3,199)	(3,199)
Balance at December 31, 2009	72,030,505	72		174,324	(175,821)	(1,425)
Retirement of restricted shares	(33,508)	–	*			-
Vesting of restricted shares	246,974	–	*			-
Exercise of options	-	-				-
Stock-based compensation				360		360
Loss for the year					(2,495)	(2,495)
Balance at December 31, 2010	72,243,971	72		174,684	(178,316)	(3,560)

* Less than $1,000.

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE , INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(2,495)	$(3,199)	$(11,866)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Write-off of intangible assets	-	-	3,566
Depreciation and amortization	345	890	1,537
Amortization of intangible asset	-	-	338
Write-off of office equipment	-	20	357
Write-off of long-term deposits	-	50	-
Tax provision	(137)	(400)	700
Stock-based compensation	360	142	390
Capital gain, net	-	(86)	(39)
Liability for severance pay, net	2	10	(201)
Provision for losses on accounts receivable	24	253	121
Exchange rates differences on deposits, net	(13)	-	(1)
Change in deferred revenues relating to previous years	-	-	596
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(567)	237	180
Decrease (increase) in prepaid expenses other current assets	3	(59)	128
Decrease in inventory	3	4	160
(Decrease) increase in accounts payable	(358)	427	(1,020)
Increase (decrease) in deferred revenues	2	(114)	(376)
(Decrease) increase in other current liabilities	(247)	645	(750)
	(583)	2,019	5,686
Net cash (used in) operating activities	(3,078)	(1,180)	(6,180)

Cash flows from investing activities:
Purchase of property and equipment	(89)	(192)	(358)
Proceeds from sale of property and equipment	-	156	141
Long term investment, net	-	-	1,085
Decrease (increase) in short-term investments	-	(49)	5,566
Write-off of long-term deposits	-	50	-
Net cash (used in) provided by investing activities	(89)	(85)	6,434

Cash flows from financing activities:
Payment of capital leases	(140)	(140)	(115)
Proceeds from exercise of options	-	14	-
Proceeds from issuance of shares, net	-	1,070	-
Short-term loan from a related party	1,900	-	-
Release of restricted cash	201	47	-
Net cash provided by (used in) financing activities	1,961	991	(115)

Decrease (increase) in cash and cash equivalents	(1,206)	(274)	139
Cash and cash equivalents at beginning of year	1,514	1,788	1,649
Cash and cash equivalents at end of year	308	1,514	1,788

Supplemental disclosures of cash flow information:
Cash paid for:
Taxes	29	25	48

Supplemental schedule of investing and financing activities:
Acquisition of capital leases	-	-	197

Cash received from:
Proceeds from issuance of shares		1,170
Direct costs paid for services due to issuance of shares		(100)
Total proceeds	-	(1,070)	-

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

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves. The Company and its subsidiaries have entered into three loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings has agreed to provide the Company with loans in the aggregate principal amount of $3,800,000. The initial Loan and Security Agreement was entered into on March 1, 2010, and the Company has drawn the maximum principal amount of $1,200,000. On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings with a maximum principal amount of $1,000,000, and the Company has drawn the maximum principal amount available under the Second Loan Agreement. In connection with the Second Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $0.1312 per share. On March 2, 2011, the Company and its subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by the Company in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the Company’s common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with the Company’s entering into the Third Loan Agreement, D4 Holdings and the Company entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012. In connection with the Third Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.096 per share. On March 4, 2011, the Company received $400,000 from D4 Holdings pursuant to a notice of borrowing under the Third Loan Agreement, which can be converted by D4 Holdings into 5,000,000 shares of the Company’s common stock. Each loan advance under the Third Loan Agreement requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in D4 Holdings’ sole discretion, any material adverse change in the Company’s business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of our obligations under the loan agreements. In the event that any such events occur, the Company may be unable to access credit under the Third Loan Agreement.

As of December 31, 2010, the Company had negative working capital equal to approximately $3.9 million as well as negative stockholders’ equity equal to approximately $3.6 million. The Company believes that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash (in addition to any further amounts it may borrow from D4 Holdings under the Third Loan Agreement) in the near term. The Company may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

c.      Financial statements in U.S. dollars

The reporting currency of the Company is the U.S. dollar ("dollar"). The dollar is the functional currency of the Company and its subsidiary. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are re-measured into dollars in accordance with the principles set forth in “Foreign Currency Matters” [ASC 830]. All exchange gains and losses from translation of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the statement of operations as they arise.

d.      Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statement and the accompanying notes. Actual results could differ from those estimates.

e.      Cash and cash equivalents

Cash held in U.S. banks are subject to U.S. Federal Depository Insurance Corporation (“FDIC”) limits of $250,000 and cash held in foreign accounts are unprotected. Due to the Company’s cash needs, management has generally held and continues to hold the majority of its cash in U.S. banks that are insured under the FDIC.

f .      Restricted cash

Restricted cash represents amounts held in cash, money market funds and certificates of deposit to support stand-by-letters of credit used as security for third party vendors, as well as amounts deposited as guarantees for the Company’s office in Jerusalem and for currency hedging transactions in which the Company engages.

g.      Marketable securities

The Company accounts for its investments in marketable securities using “Accounting for Certain Investments in Debt and Equity Securities” [ASC 320-10]. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity under accumulated other comprehensive gain or loss. The Company has not recorded any unrealized gains or losses to date.  The Company does not currently have any of its assets invested in marketable securities, but rather all amounts are held in cash.

h.      Inventory

Inventory consists of the cost of customer equipment and is at the lower of cost (principally on a standard cost basis that approximates the “first-in-first-out”, or FIFO, standard) or market.

i.      Property and equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets, which range from two to five years. Leasehold improvements are amortized based on the straight-line method over the shorter of the term of the lease, or the estimated useful life of the improvements.

j.      Long-lived assets

The Company applies the provisions of “Accounting for the Impairment or Disposal of Long-Lived Assets” [ASC 360-10]. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  At December 31, 2010, there were no intangible assets listed on the Company’s balance sheet.

k.     Write-off of goodwill and intangible assets

The Company evaluates its long-lived tangible and intangible assets for impairment in accordance with “Goodwill and Other Intangible Assets,” [ASC 350-20] and “Accounting for the Impairment or Disposal of Long-Lived Assets,” [ASC 360-10] whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is subject to an annual test for impairment. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  During 2008, the Company amortized approximately $338,000 and wrote-off approximately $2.0 million in goodwill and $1.6 million in intangible assets associated with the acquisition of certain assets in the Go2Call transaction discussed below. During 2009 the Company wrote off approximately $20,000 of equipment. No amortizations or write-offs were recorded during 2010.
 .

l.       Revenue recognition

The Company recognizes revenues from VoIP telephony services based on minutes (or fractions thereof) of customer usage. The Company records payments received in advance for prepaid services and services to be supplied under contractual agreements as deferred revenue until such related services are provided.

m.    Cost of revenues

Cost of revenues consists primarily of direct costs that the Company pays to third parties in order to provide telephony services. These costs include access, transmission and interconnection charges that the Company pays to other access providers to terminate domestic and international phone calls on the public switched telephone network. In addition, these costs include the cost to lease phone numbers and to co-locate in other telephone companies' facilities, as well as to purchase equipment. These costs also include taxes that the Company pays on telecommunications services from its suppliers.

n.     Research and development expenses

Research and development expenses are expensed as incurred and consist primarily of payroll and facilities charges associated with the research and development of our current and future products.

o.      Income taxes

The Company provides for income taxes using the liability approach defined by “Accounting for Income Taxes” [ASC 740-10]. Deferred tax assets and liabilities are recognized for the expected tax consequences between the tax bases of the assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.

p.     Stock-based compensation

The following assumptions were used for the fiscal year 2010: dividend yield of 0.00% for all periods; risk-free interest rate of 2.5%; an expected life of 3-4 years for all periods; and a volatility rate of 66%.

q.      Restricted shares and restricted units

The Company has granted restricted shares and restricted units to purchase shares of the Company’s common stock to retain, reward and motivate those employees who are deemed critical to the future success of the Company. The stock incentive plan under which the Company grants restricted share and restricted units was approved by the Board of Directors. The Company values restricted shares and restricted units to purchase shares of its common stock at the aggregate grant date fair value in accordance with ASC 718-10.

r.      Net income (loss) per share

Basic and diluted net income (loss) per share have been computed in accordance with “Earnings Per Share” [ASC 260-10] using the weighted average number of shares of common stock outstanding. Diluted earnings per share give effect to all potential dilutive issuances of shares of common stock that were outstanding during the period.

s.     Concentration of credit and business risk

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

Sales to material customers representing ten percent or more of total revenues for each of the three months ended December 31, 2010 and 2009, and accounts receivable as of December 31, 2010, and December 31, 2009, were as follows:

	Revenues		Accounts Receivable
Customer	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	As of December 31, 2010	As of December 31, 2009
Reseller A	-	25.8%	-	-
Reseller B	48.3%	22.5%	46.7%	-
Reseller C	13.1%	6.9%	6.6%	14.7%
Service provider A			28.9%	31.5%

t.      Fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term investments, current accounts receivable, accounts payable and long-term liabilities. In view of their  nature, the fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying amounts.

u.      Derivatives

The Company applies the provisions of “Accounting for Derivative Instruments and Hedging Activities,” [ASC 815-10], as amended. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company use of derivatives is immaterial.

v.       Reclassification

Certain prior years’ amounts have been reclassified in conformity with the current year's financial statements presentation. For more information, please see Selected Quarterly Financial Information (Unaudited) in Note 18 below.

Note 3 - Restricted cash and short-term investments

The following is a summary of our restricted cash and available-for-sale securities as of December 31, 2010 and 2009.

	December 31,
	2010	2009
	($ in thousands)
Restricted cash (money market funds)*	$137	$174
Bank deposits	30	192
Total restricted cash and short-term investments	167	366

* Restricted cash represents amounts held in certificates of deposit and money market funds to support stand-by letters of credit used as security for third party vendors as well as amounts deposited as guarantees for the Subsidiary’s office in Jerusalem and for currency hedging transactions in which the Company engages.

Note 4 - Accounts receivable, net

Accounts receivable are stated net of an allowance for doubtful accounts of approximately $508,000 and $484,000 at December 31, 2010 and 2009, respectively. Accounts receivable, net includes $235,000 and $85,000 as of December 31, 2010 and December 31, 2009 respectively for related parties.

Note 5 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2010	2009
	($ in thousands)
Government of Israel (VAT refund and other)	$6	$11
Deposits with suppliers	161	182
Prepaid expenses	217	155
Other	22	61
Total prepaid expenses and other current assets	$406	$409

Note 6 – Property and equipment, net

	December 31,
	2010	2009
	($ in thousands)
Telecommunications equipment	$17,120	$17,070
Furniture, fixtures and other	629	628
Leasehold improvements	797	793
Capital leases	422	422
Computers, hardware and software	9,214	9,175
	28,182	28,088

Less - accumulated depreciation	(27,784)	(27,434)
Total property and equipment, net	$398	$654

Note 7 - Other current liabilities

Other current liabilities consist of the following:

	December 31,
	2010	2009
	($ in thousands)
Accrued expenses	$1,180	$1,600
Employees and related expenses	276	268
Other	28	-
Total other current liabilities	$1,484	$1,868

Note 8 - Capital leases - net of current portion

Future minimum non-cancelable lease payments required after December 31, 2010 are as follows

2011	$7
2012 and thereafter	-
Total capital leases	$7

Note 9 - Severance pay obligations

The Subsidiary is subject to certain Israeli laws and labor agreements that determine the obligations of the Subsidiary to make severance payments to employees who have been terminated and who are leaving the employment of the Subsidiary under certain other circumstances. The amount of severance pay benefits requirement to be paid is determined based upon the employee’s length of service and the employee's salary at the time of termination. This obligation is partially funded through regular deposits made by the Subsidiary into accounts maintained by unaffiliated third party insurance company funds for managers' insurance policies. Amounts deposited are controlled by the fund trustees and insurance companies and are not under the control and management of the Subsidiary.

Expenses (income) relating to employee termination benefits were $200,570, $211,663 and $160,026 for the years ended December 31, 2010, 2009 and 2008, respectively.

The aggregate value of the insurance policies as of December 31, 2010 and 2009 was $712,511 and $538,192, respectively.

Note 10 - Commitments and contingencies

a.           Lease commitments

The Company leases its executive offices at 224 West 35th Street, New York, N.Y.  The term of the lease is until August 31, 2011, with an option for the Company to extend the lease through August 31, 2012. Rent expense, net, for 2010 was $27,000.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company, leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  The term of the lease is until June 30, 2012, with an option for the Subsidiary to extend the lease through June 30, 2015.  Rent expense, net for the Subsidiary for 2010 was $167,000.

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

On August 24, 2009, Centre One amended at the PTO 12 of the 21 claims it had asserted in the litigation.  On September 18, 2009, Centre One moved to amend its Infringement Contentions to withdraw the claims it had amended at the PTO.  .

On October 1, 2009, Vonage separately filed a request for reexamination of Patent ’668, stating additional grounds for invalidity beyond those presented by Verizon in its request for reexamination of the patent.  The PTO granted Vonage’s request on December 16, 2009, and subsequently consolidated the proceeding with the Verizon reexamination proceeding.

On February 17, 2010, Centre One’s counsel filed a motion to withdraw as counsel and requested that the court stay all deadlines and discovery in the litigation until Centre One obtained new counsel.  On June 28, 2010, new counsel made an appearance on behalf of Centre One.  On July 22, 2010, the court held a scheduling conference and denied all of the pending motions.  Additionally, the court set a date of June 9, 2011, for the pretrial hearing, or the Markman hearing, and December 12, 2011, for commencement of the trial.  Also at the conference Vonage and Centre One announced that they had reached an agreement in principle to settle the litigation, and on July 26, 2010, Vonage and Centre One filed a Stipulation to Dismiss dismissing Vonage from the lawsuit.  On November 15, 2010, Verizon and Centre One filed a Stipulation to Dismiss dismissing Verizon from the lawsuit.

Although the Company firmly believes that it does not infringe any valid claim of Patent ’668, it cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

On August 31, 2010, the U.S. Department of Homeland Security, or the DHS, seized approximately $176,000 held in the Company’s bank accounts in connection with its investigation into the activities of certain of the Company’s resellers.  In subsequent conversations with the Assistant United States Attorney for the Eastern District of New York, or the U.S. Attorney, which is assisting the DHS in the investigation, the Company was informed that the government suspects that these resellers were engaged in money laundering activities. In addition, the U.S. Attorney stated that the Company failed to file certain reports of cash payments under applicable law.  The Company is opposing this seizure, and on October 12, 2010, it filed a petition with the DHS for the return of the money.  On February 4, 2011, the Company’s petition was denied, and on February 22, 2011, the Company presented an offer of compromise. In the event the Company’s petition is denied it has the right to present a revised offer of compromise. The Company also has the right to seek judicial action at any time for the return of the seized funds. In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], the Company accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized. Any recovery of the seized amounts would be recognized as a reversal of the loss recognized.

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

 On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of interconnected VoIP services. The order applies to our iConnectHere and joip customers, or our “retail customers”. We do not believe that we are responsible for compliance with this order when we sell our service wholesale to companies who then offer the service to retail end users. We cannot predict whether we would be subject to any third-party litigation in connection with such customers who resell our services or whether the rules will be interpreted as applicable to those who wholesale interconnected VoIP services.

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

 The FCC is considering modifying its VoIP E-911 rules.  In June, 2007, the FCC released a Notice of Proposed Rulemaking to consider whether it should impose additional obligations on interconnected VoIP providers.  Specifically, the FCC considered mandating that interconnected VoIP providers implement a solution that will allow for automatically determining the location of their customers for purposes of E-911 rather than require customers to manually update their existing location information (as is the case under the current regulations).  Moreover, the Notice included a tentative conclusion that interconnected VoIP providers that allow their service to be used in more than one location, like us, be required to meet the same customer location accuracy standards applicable to providers of mobile telecommunications services.  In September 2010, the FCC released a Notice of Inquiry again requesting comment on, among other issues, whether interconnected VoIP providers should be required to provide automatic location information about their customers rather than requiring customers to self-report their location.  Additionally, the Notice of Inquiry sought comment on whether the FCC’s rules concerning the delivery of emergency services should be extended to non-interconnected VoIP services as well as to mobile VoIP applications used on smartphones, computers and other devices.  At this time we cannot predict the outcome of these proceedings or their potential impact on our business.

The Communications Assistance for Law Enforcement Act, or CALEA, requires certain communications service providers to assist law enforcement agencies in conducting lawfully authorized electronic surveillance. On September 23, 2005, the FCC released an order concluding that CALEA applies to interconnected VoIP providers.  In May 2006 the FCC released an order finding that broadband Internet access service providers and interconnected VoIP providers are required to implement the same type of CALEA requirements that have been applied to wireline telecommunications carriers. These include obligations to (1) ensure that communications equipment, facilities, and services meet interception assistance capability requirements and (2) develop system security policies and procedures to define employee supervision and record retention requirements.  As a result of the steps the Company has taken, we believe that we comply with CALEA.

 The FCC decided in June 2006 that interconnected VoIP service providers should be required to contribute to the universal service fund, or USF. The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end-user interstate services. The FCC developed three alternatives under which an interconnected VoIP service provider may elect to calculate its universal service contribution: (1) a safe harbor that assumes 64.9% of the provider’s end user revenues are interstate; (2) a traffic study to determine an allocation for interstate end user revenues; or (3) actual interstate and international end user revenues. If an interconnected VoIP service provider calculates its universal service contributions based on its actual percentage of interstate calls, the FCC suggested that its preemption of state regulation of such services may no longer apply, in which case the interconnected VoIP service provider could be subject to regulation by each state in which it operates as well as federal regulation. In addition, the FCC is considering a number of proposals that could alter the way that the USF is assessed. For instance, the FCC is considering an assessment based on the use of telephone numbers. The U.S. Congress may also provide the FCC with additional authority to reform USF or mandate a particular methodology.  At this time we cannot predict time what impact, if any, USF reform, may have on our business.

Numerous states may attempt to impose state universal service contribution requirements on interconnected VoIP providers such as deltathree. At this time, various states – including Kansas, Nebraska and New Mexico – claim that they have the right to require interconnected VoIP providers to contribute to their respective USF funds.  On March 3, 2008, the U.S. District Court for Nebraska issued a preliminary injunction and found that Nebraska's state Public Service Commission does not have jurisdiction to require Universal Service contributions from VoIP providers. On May 1, 2009, a panel of the U.S. Circuit Court of Appeals for the Eighth Circuit affirmed the U.S. District court ruling. In response, the Nebraska and New Mexico state commissions filed a petition with the FCC seeking the authority to impose state USF contribution obligations on interconnected VoIP providers, like us, and the FCC granted the petition.  As a result of this ruling, a number of other states have either stated that offerings such as ours may be subject to their respective state USF or are considering imposing such obligations on us.  We would likely pass through to our customers in those states any such state USF fees, potentially making our services less competitive with offerings available from traditional providers of telecommunications services, which may cause us to lose customers in those states.   In addition, in the past some states have attempted to impose retroactive application of any state USF obligations. Retroactive applicability of any state USF fees would effectively bar us from collecting such fees from our customers, s reducing our future profits.

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

The FCC is actively considering reform of the intercarrier compensation system, which is a set of FCC rules and regulations by which telecommunications carriers compensate each other for the use of their respective networks. These rules and regulations affect the prices we pay to our suppliers for access to the facilities and services that they provide to us, such as termination of calls by our customers onto the public switched telephone network. At this time we cannot predict what impact, if any, new intercarrier compensation regulations would have on our business.

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

We rely upon providers of broadband Internet access services to offer our services to our customers. The FCC recently adopted “open Internet” rules that would, among other things, prohibit fixed providers of broadband Internet access services from blocking, impairing or downgrading such access.  Wireless providers of broadband Internet access services would be prohibited from blocking VoIP applications like ours.  The open Internet rules are not yet effective and, as a result of both legislative efforts to overturn the rules as well as potential appeals of the passage of the rules, it is unclear whether (and when) the rules will become effective.  While we are not aware of any provider of broadband Internet access attempting to interfere with our Internet access, the lack of enforceable rules could potentially negatively impact our service offerings and impede our ability to offer new services that require significant Internet bandwidth.

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

The Company paid approximately $91,000 of state and local taxes and other fees during 2010 and began collecting sales and excise taxes in the second quarter of 2010.  To the extent we increase the cost of services to its customers to recoup some of the costs of compliance, this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

In addition, it is possible that we will be required to collect and remit taxes, fees and surcharges in other states and local jurisdictions where we have not done so, and which such authorities may take the position that we should have collected. If so, they may seek to collect those past taxes, fees and surcharges from us and impose fines, penalties or interest charges on us. Our payment of these past taxes, fees and surcharges, as well as penalties and interest charges, could have a material adverse effect on us.

Note 11 - Stockholders' equity

a.           Share capital

The Company’s common stock is currently listed on the OTCQB under the symbol “DDDC”. The quoting and trading of the Company’s common stock was transferred from The Nasdaq Capital Market to the OTC Bulletin Board on March 28, 2008. Beginning approximately April 2010, the market makers in the Company’s common stock began quoting and trading the Company’s common stock on the OTCQB in addition to the OTC Bulletin Board.  In February 2011, all quoting and trading of the Company’s common stock on the OTC Bulletin Board ceased when the last of the market makers quoting and trading the Company’s common stock on the OTC Bulletin Board began doing so on the OTCQB.

b.           Change in Control

On February 10, 2009, the Company entered into the Purchase Agreement with D4 Holdings pursuant to which the Company issued to D4 Holdings the Shares, representing approximately 54.3% of the total number of issued and outstanding shares of Common Stock following the transaction, for an aggregate purchase price of $1,170,000, payable in cash, and the Warrant, exercisable for ten years, to purchase up to an additional 30,000,000 shares of Common Stock at an exercise price of $0.04 per share.  The transaction closed on February 12, 2009.

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

c .      Stock Options

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

As of December 31, 2010, options to purchase 2,061,167 shares of Common Stock granted under the Company’s stock incentive plans were exercisable with exercise prices ranging between $3.20 and $0.11 per share.

A summary of the status of the Company’s stock incentive plans as of December 31, 2008, 2009 and 2010 and changes during the years then ended, is presented below:

	December 31, 2008		December 31, 2009		December 31, 2010
	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price
Options outstanding at beginning of year	1,560,020	$1.91	2,353,541	$0.85	5,893,000	$0.70
Granted during the year	3,910,000	0.16	4,660,000	0.34	2,995,000	0.25
Exercised during the year	-		92,500	0.15	-	-
Forfeited during the year	3,116,479	1.92	1,028,041	1.39	1,357,667	0.34
Outstanding at end of year	2,353,541	$0.85	5,893,000	$0.70	7,530,333	$0.32

Weighted average fair value of options granted during the year	$0.16		$0.34		$0.25

Additional information regarding options outstanding as of December 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$0.11 – 0.14	595,000	8.0	0.14	198,334	0.14
$0.15	660,000	7.3	0.15	660,000	0.15
$0.17 – 0.19	800,000	9.0	0.18	100,000	0.18
$0.21 – 0.22	683,333	9.8	0.215	33,333	0.215
$0.27	1,860,000	9.8	0.27	-	-
$0.32-0.386	350,000	4.8	0.376	300,000	0.376
$0.41	2,487,500	8.7	0.41	675,000	0.41
$2.85 – 3.20	94,500	2.3	2.90	94,500	2.90
	7,530,333			2,061,167

c. Restricted shares of the Company’s Common Stock

During the year ended December 31, 2010, the Company did not grant restricted shares of the Company’s common stock or restricted units to purchase shares of the Company’s common stock.

Note 12 - Research and development expenses

Research and development expenses consist of the following:

	Year ended December 31,
		($ in thousands)
	2010	2009	2008
Salaries and related expenses	$1,147	$344	$2,564
Consulting and advisory fees	40	9	120
Travel	8	7	25
Other	288	104	647
Total research and development expenses	$1,483	$464	$3,356

Note 13 - Restructuring expenses

During 2010 and 2009, the Company did not record any restructuring expenses; during 2008, the Company recorded restructuring expense totaling approximately $1.2 million. The restructuring expense were one-time costs related to: (i) changes to the structure of the Company’s work force, including reductions in force, that totaled approximately $0.3 million; (ii) the sublease of the Company’s then-current New York office in 2008 for the remaining term of the lease (for which the Company accrued the shortfall between the rental amounts it will be receiving from the subtenant and the rental amounts it needs to pay to the landlord, as well as legal costs and broker fees associated with the sublease) of approximately $0.6 million; (iii) write-offs of equipment from the Company’s New York office of approximately $0.3 million; and (iv) severance costs the Company paid to a former Chief Executive officer of approximately $0.1 million.

Note 14 - Write-off of goodwill

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

Note 15 - Write-off of intangible assets

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

Note 16 - Change in deferred revenue relating to previous years

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

Note 17 - Income taxes

a.   Provision for income taxes

No provision for income taxes was required for the years ended December 31, 2010, 2009 and 2008 due to net losses in these periods.

b. Net operating losses

As of December 31, 2010, the Company had net operating losses generated in the U.S. and Israel of approximately $161 million and $6.0 million, respectively.

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

c. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	December 31,
	2010	2009
	($ in thousands)
Net operating losses carryforwards	$16,100	$15,600
Less valuation allowance	(16,100)	(15,600)
Net deferred tax assets	$0	$0

A valuation allowance of $16.1 and $15.6 million is provided as of December 31, 2010 and 2009, respectively, as the realization of the deferred tax assets are not assured.

	Year ended December 31,
	2010	2009	2008
	(US$ in thousands)
Domestic	$(2,746)	$(3,337)	$(12,117)
Foreign	251	138	251
Total	$(2,495)	$(3,199)	$(11,866)

Note 18 - Segment reporting, geographical information and major customers

The Company operates in one business segment, VoIP Telephony services, and makes business decisions and allocates resources accordingly.

The following table summarizes the Company’s revenues and long-lived assets by country. Revenue is attributed to geographic region based on the location of the customers. Long-lived assets are attributed to geographic region based on the country in which the assets are located.

	Year ended December 31,
	2010	2009	2008
		($ in thousands)
Revenues:
United States	$3,942	$7,568	$9,172
Europe	3,413	5,200	3,756
South America	1,641	1,971	2,539
Far East	1,401	949	1,505
Middle East	3,198	2,494	2,462
Other	605	820	792
Total revenues	$14,200	$19,002	$20,226

Revenues from major customers exceeding 10% of revenues:
Master Reseller - A	-	25.8%	16.5%
Master Reseller - B	48.3%	22.5%	-
Master Reseller - C	13.1%	-	-
Service Provider Customer - A	-	-	10.9%

Approximately 48% of the Company’s revenues for the year ended December 31, 2010, were concentrated with Master Reseller-B, as noted above.  At the end of February 2011 this reseller temporarily suspended its operations and conducting business with the Company. In the event that this were to continue for a significant period of time or indefinitely, this would have a material adverse effect on the Company’s revenues and financial condition. While the Company believes from its discussions with this customer that it will resume full operations and conducting business with the Company as soon as possible, the Company cannot provide any assurance that it will do so or that it will do so at historical levels.

	December 31,
	2010	2009
	($ in thousands)
Long-lived assets:
United States	304	483
Israel	39	83
Australia	55	72
Europe	-	13
Other	-	3
Total long-lived assets	398	654

Selected Quarterly Financial Information (Unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2010
Total revenues	$3,065	$3,394	$3,528	$4,213
Costs and operating expenses:
Cost of revenues (*)	2,247	2,793	2,806	3,374
Research and development expenses (*)	362	404	350	367
Selling and marketing expenses (*)	248	227	206	278
General and administrative expenses (*)	554	623	596	548
Accrual for contingency	-	-	176	-
Depreciation and amortization	118	104	77	46
Total costs and operating expenses	3,529	4,151	4,211	4,613
Loss from operations	(464)	(757)	(683)	(400)

Interest (expense) income, net	-	(52)	(39)	(71)
Loss before income taxes	(464)	(809)	(722)	(471)
Income taxes	8	4	7	10
Net loss	$(472)	$(813)	$(729)	$(481)
Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	72,172,124	72,233,580	72,222,622	72,242,021

(*) Reclassified, except for numbers for three months ended December 31, 2010.

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2009
Total revenues	$5,252	$5,253	$4,814	$3,683
Costs and operating expenses:
Cost of revenues	4,211	4,553	4,034	3,329
Research and development expenses	123	117	94	130
Selling and marketing expenses	386	301	227	287
General and administrative expenses	721	1,256	650	887
Depreciation and amortization	274	252	197	167
Total costs and operating expenses	5,715	6,479	5,202	4,800
Loss from operations	(463)	(1,226)	(388)	(1,117)
Capital gain	14	-	72	-
Other non-operating income	15	-	-	-
Interest (expense) income, net	(1)	(31)	(32)	(8)
Loss before income taxes	(435)	(1,257)	(348)	(1,125)
Income taxes	6	4	19	5
Net loss	$(441)	$(1,261)	$(367)	$(1,130)
Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Basic and diluted weighted average number of shares outstanding	71,932,405	71,932,405	71,962,405	71,999,255