Form 10-Q
period 2011-03-31
DELTATHREE INC
filed 2011-05-16
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 10, 2011, the registrant had outstanding 72,273,525 shares of common stock, par value $0.001 per share.

PART I
FINANCIAL INFORMATION
Item 1.   Financial Statements
DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)
	As of March 31, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$242	$308
Restricted cash and short-term investments	175	167
Accounts receivable, net (includes $221 and $235 as of March 31, 2011, and December 31, 2010, respectively, from a related party)	553	812
Prepaid expenses and other current assets	346	406
Inventory	32	25

Total current assets	1,348	1,718

Property and equipment, net	424	398
Deposits	84	80

Total assets	$1,856	$2,196

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Current portion of capital leases	$-	$7
Accounts payable	1,188	1,554
Deferred revenues	534	659
Other current liabilities	567	1,484
Short-term loan from a related party	1,976	1,900

Total current liabilities	4,265	5,604

Long-term liabilities:
Severance pay obligations	174	152

Total long-term liabilities	174	152

Total liabilities	4,439	5,756

Stockholders’ deficiency:
Share capital:
Common stock, par value $0.001 per share; authorized: 225,000,000 shares; issued and outstanding: 72,273,525 at March 31, 2011, and 72,243,971 at December 31, 2010	72	72
Additional paid-in capital	175,633	174,684
Accumulated deficit	(178,288)	(178,316)

Total stockholders’ deficiency	(2,583)	(3,560)

Total liabilities and stockholders’ deficiency	$1,856	$2,196

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)
	Three Months Ended March 31,
	2011	2010
Revenues	$3,784	$3,065

Costs and operating expenses:
Cost of revenues	2,794	2,247
Research and development expenses	433	362
Selling and marketing expenses	538	248
General and administrative (income) expenses	(260)	554
Depreciation and amortization	60	118

Total costs and operating expenses	3,565	3,529

Income (loss) from operations	219	(464)
Interest (expense) income, net	(185)	-
Income (loss) before income taxes	34	(464)
Income taxes	6	8
Net income (loss)	$28	$(472)

Net income (loss) per share – basic and diluted	$0.00	$(0.01)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,172,124

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$28	$(472)

Adjustments to reconcile income (loss) for the period to net cash used in operating activities:
Depreciation of property and equipment	60	118
Amortization related to convertible notes	92	-
Stock-based compensation	83	110
Tax provision	(158)	-
Provision for losses on accounts receivable	100	3
Change in liability for severance pay, net	22	2
Exchange rates differences on deposits, net	(4)	(9)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	159	(82)
Decrease in prepaid expenses and other current assets	60	26
Increase in inventory	(7)	-
Decrease in accounts payable and accrued expenses	(366)	(372)
Decrease in deferred revenues	(125)	(13)
Decrease in other current liabilities	(759)	(116)
	(843)	(333)
Net cash (used in) operating activities	(815)	(805)

Cash flows from investing activities:
Purchase of property and equipment	(86)	(24)
Increase in short-term investments	(8)	(2)
Net cash used in investing activities	(94)	(26)

Cash flows from financing activities:
Short-term loan from a related party	850	500
Payment of capital leases	(7)	(39)
Net cash provided by financing activities	843	461

Decrease in cash and cash equivalents	(66)	(370)
Cash and cash equivalents at beginning of period	308	1,514
Cash and cash equivalents at end of period	$242	$1,144

	Three Months Ended March 31,
	2011	2010
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$6	$8

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC on March 17, 2011 and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2010 fiscal year and through the date of this Report.

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  The Company and its subsidiaries have entered into three loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings has agreed to provide the Company with loans in the aggregate principal amount of $3,800,000.  The initial Loan and Security Agreement was entered into on March 1, 2010, and the Company has drawn the maximum principal amount of $1,200,000.  On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings with a maximum principal amount of $1,000,000, and the Company has drawn the maximum principal amount available under the Second Loan Agreement.  In connection with the Second Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $0.1312 per share.  On March 2, 2011, the Company and its subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,600,000.  Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by the Company in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the Company’s common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with the Company’s entering into the Third Loan Agreement, D4 Holdings and the Company entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012.  In connection with the Third Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.096 per share.  As of March 31, 2011, the Company had received advances of an aggregate of $550,000 from D4 Holdings pursuant to notices of borrowing under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 6,875,000 shares of the Company’s common stock. Each loan advance under the Third Loan Agreement requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in D4 Holdings’ sole discretion, any material adverse change in the Company’s business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of our obligations under the loan agreements.  In the event that any such events occur, the Company may be unable to access credit under the Third Loan Agreement.

As of March 31, 2011, the Company had negative working capital equal to approximately $2.9 million as well as negative stockholders’ equity equal to approximately $2.6 million. The Company believes that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash (in addition to any further amounts it may borrow from D4 Holdings under the Third Loan Agreement) in the near term. The Company may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Sales to material customers representing ten percent or more of total revenues for each of the three months ended March 31, 2011 and 2010, and accounts receivable as of March 31, 2011, and December 31, 2010, were as follows:

Customer	Revenues		Accounts Receivable
	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	As of March 31, 2011	As of December 31, 2010
Reseller A	38%	44%	17%	47%
Reseller B	21%	9%	13%	7%
Service provider A	11%	7%	40%	29%

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

Options

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period in accordance with the provisions of  “Compensation – Stock Compensation” [ASC 718-10].

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

Options to purchase an aggregate of 250,000 shares of the Company’s common stock were granted during the three months ended March 31, 2011.

3.	Commitments and Contingencies

Lease Commitments

The Company leases its executive offices at 224 West 35th Street, New York, N.Y.  The term of the lease is until August 31, 2011, with an option for the Company to extend the lease through August 31, 2012. Rent expense, net, for the three months ended March 31, 2011, was $6,150.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company, leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  The term of the lease is until June 30, 2012, with an option for the subsidiary to extend the lease through June 30, 2015.  Rent expense, net for the subsidiary for the three months ended March 31, 2011, was $41,750.

Legal Proceedings

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

The Company paid approximately $29,800 of state and local taxes and other fees during the three months ended March 31, 2011. To the extent the Company increases the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

In addition, it is possible that the Company will be required to collect and remit taxes, fees and surcharges in other states and local jurisdictions and which such authorities may take the position that it should have collected. If so, they may seek to collect those past taxes, fees and surcharges from the Company and impose fines, penalties or interest charges on the Company. The Company’s payment of these past taxes, fees and surcharges, as well as penalties and interest charges, could have a material adverse effect on the Company.

4.	Warrants and Convertible Note

As discussed above under “Basis of Presentation”, the Company issued to D4 Holdings a warrant in connection with the Second Loan Agreement and a warrant and the Convertible Note in connection with the Third Loan Agreement.  The Company evaluated the warrants in accordance with “Contracts in Entity's Own Equity” [ASC 815-40] and determined that the warrants should be classified as equity and should not be considered derivatives.  The Company accounted for the Convertible Note in accordance with “Debt with Conversion and Other Options” [ASC 470-20], which requires the Company to recognize separately, at issuance, the embedded beneficial conversion feature of the Convertible Note as additional paid-in capital. The amount to be recognized is calculated as the difference between the effective conversion price of the convertible instrument and the fair value of the underlying shares on the issuance date. As a result, the Convertible Note was initially recorded as having no value as the beneficial conversion feature exceeded the carrying value of the Convertible Note.

5.	Centre One

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 17, 2011, the Company was a party to a lawsuit initiated against the Company and other defendants by Centre One.  On March 29, 2011, Centre One and the Company filed a Stipulated Motion for Dismissal with Prejudice dismissing the Company from the lawsuit with Centre One, which was granted by the court on March 31, 2011. In connection with the conclusion of the lawsuit the Company reversed an accrual it had made for $706,000 for expenses expected to arise from the litigation.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A,  should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
●
our ability to successfully seek the return of substantially all of the funds seized by the DHS and outstanding amounts owed to us by our largest reseller, which has temporarily suspended its operations;

●	the impact of unrest in the Middle East on our customers doing business in that region;
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

For a more complete list and description of such risks and uncertainties, as well as other risks, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 17, 2011.  Except as required under the federal securities laws and the rules and regulations promulgated thereunder, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the filing of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

In 2010 we continued to update our network by adding a video mail feature to our video phone applications and launching our joip mobile application in July 2010.  Following the launch of the mobile application, in October 2010 we entered into a sales agency agreement with ACN pursuant to which ACN sells a private label version of joip Mobile under the ACN Mobile World brand in the United States and Canada. In addition, we offer the joip Mobile application on a white-label basis to other customers. Finally, we entered into affiliate agreements with different third parties pursuant to which such third parties refer potential subscribers to our joip Mobile application.

In March 2011 we entered into an introducer agreement with ACN Europe B.V., a wholly-owned subsidiary of ACN, pursuant to which ACN Europe will sell a private label version of joip Mobile under the ACN Mobile World brand in Europe.

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

From an operational standpoint, in 2010 we continued to focus our near-term strategy and market initiatives on growing our service provider and digital next generation communications offerings while still supporting our core VoIP reseller and direct-to-consumer business segments.  We also re-launched our sales and marketing efforts, hiring a Vice President of Business Development and Sales and additional members of our Sales Department, and expanded our sales and marketing capabilities. Finally, we obtained additional financing in connection with the transactions with D4 Holdings described below in “Liquidity and Capital Resources”.

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

Risk Factors: See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 17, 2011, and Part II. Item 1A. “Risk Factors” below for a discussion of the impact of market risks, financial risks and other risks and uncertainties that we face.

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. All revenues are recognized at the time the services are performed. The provision of video and voice-over-IP products and services through our resellers and service provider divisions accounted for approximately 86.4% and 87.4% of our total revenues for the three months ended March 31, 2011 and 2010, respectively, and the provision of VoIP telephony through our direct-to-consumer division accounted for approximately 12.8% and 11.7% of our total revenues for the three months ended March 31, 2011 and 2010, respectively.

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

Selling and marketing expenses consist primarily of expenses associated with our direct sales force incurred to attract potential service provider, reseller, and corporate customers and advertising and promotional expenses incurred to attract potential customers to our direct-to-consumer divisions. In addition, we expense all sales commissions paid to third parties that sell our products and services pursuant to the terms of our agreements with such third parties.

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

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to March 31, 2011. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of March 31, 2011, we had net operating losses, or NOLs, generated in the U.S. of approximately $161 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $0.6 million per year from February 2009.  The NOLs will expire at various dates between 2011 and 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

Results of Operations - Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Revenues

Revenues increased by approximately $0.7 million, or 22.6%, to approximately $3.8 million for the three months ended March 31, 2011, from approximately $3.1 million for the three months ended March 31, 2010. During this period, the number of minutes carried by our network increased by approximately 58% to approximately 100,000,000 minutes for the three months ended March 31, 2011 from approximately 63,000,000 minutes for the three months ended March 31, 2010.

Revenues generated by our reseller division increased by approximately $0.4 million, or 16.6%, to approximately $2.8 million for the three months ended March 31, 2011, from approximately $2.4 million for the three months ended March 31, 2010. This was primarily due to the increase of approximately $0.6 million in revenues generated by our two largest resellers from approximately $1.6 million for the three months ended March 31, 2010, to approximately $2.2 million for the three months ended March 31, 2011. This increase was partially offset by a decrease of approximately $0.2 million in revenues generated by other resellers. Our two largest resellers accounted for approximately 78.6% of the revenue generated from our reseller division and approximately 58.9% of our total revenue during the three months ended March 31, 2011. By comparison, our two largest resellers accounted for approximately 66.7% of the revenue generated from our reseller division and approximately 51.6% of our total revenue during the three months ended March 31, 2010.

At the end of February 2011 our largest reseller temporarily suspended its operations and conducting business with our company due to the recent unrest in the Middle East and ongoing instability and operating difficulties caused by such unrest. At that time this reseller owed us approximately $196,000 for services we had rendered, and that receivable remained outstanding as of March 31, 2011. In the event that this reseller does not resume operations and conducting business with our company and pay us substantially all of the outstanding amount, this would have a material adverse effect on our financial condition, liquidity and future revenues. We cannot provide any assurance that this customer will resume full operations and conducting business with our company in the near term, if at all. For the three months ended March 31, 2011, we recorded a provision of $100,000 for losses on accounts receivable in connection with the outstanding amounts owed to us by this reseller.

Revenues generated by our service provider division increased by approximately $160,000, or 51.3%, from approximately $312,000 for the three months ended March 31, 2010, to approximately $472,000 for the three months ended March 31, 2011. This increase was mostly due to the revenues generated from the service agreement we signed with ACN Korea pursuant to which we provide digital video and voice-over-IP services in Korea.

Sales to direct consumers increased by approximately $131,000, or 36.9%, to approximately $486,000 for the three months ended March 31, 2011, from approximately $355,000 for the three months ended March 31, 2010. Revenues generated through our iConnectHere offering declined by approximately $77,000 from approximately $355,000 for the three months ended March 31, 2010, to approximately $278,000 for the three months ended March 31, 2011. This was offset by the revenues generated by our joip Mobile offering, which increased from $0 for the three months ended March 31, 2010, to approximately $208,000 for the three months ended March 31, 2011, primarily as a result of the sales agency agreement we entered into with ACN pursuant to which ACN sells a private label version of joip Mobile under the ACN Mobile World brand in the United States and Canada.

Costs and Operating Expenses

Cost of revenues. Cost of revenues increased by approximately $0.6 million, or 27.3%, from approximately $2.2 million for the three months ended March 31, 2010, to approximately $2.8 million for the three months ended March 31, 2011. Our network rent cost remained approximately $0.3 million and our termination cost increased approximately $0.6 million, or 35.3%, from approximately $1.7 million for the three months ended March 31, 2010, to approximately $2.3 million for the three months ended March 31, 2011. The main reason for the increase in cost of revenues was an increase in the amount of traffic being terminated over our network.

Research and development expenses. Research and development expenses increased by approximately $71,000, or 19.6%, from approximately $362,000 for the three months ended March 31, 2010, to approximately $433,000 for the three months ended March 31, 2011. The main reason for the increase was the growth in the number of employees in our research and development department as well as higher salary expenses for our employees in the department. As a percentage of revenues, research and development expenses decreased to 11.4% for the three months ended March 31, 2011, from 11.8% for the three months ended March 31, 2010.

Selling and marketing expenses. Selling and marketing expenses increased by approximately $290,000, or 117%, to approximately $538,000 for the three months ended March 31, 2011, from approximately $248,000 for the three months ended March 31, 2010. The main reason for the increase was salaries paid to new members of our sales and marketing department in the first quarter of 2011 and commissions paid to ACN in connection with the ACN Mobile World offering. As a percentage of revenues, selling and marketing expenses increased to 14.2% for the three months ended March 31, 2011, from 8.1% for the three months ended March 31, 2010.

General and administrative (income) expenses. General and administrative (income) expenses decreased by approximately $814,000 to an income of approximately $260,000 for the three months ended March 31, 2011, from an expense of approximately $554,000 for the three months ended March 31, 2010. This was due primarily to a reversal of an accrual of $706,000 for expenses expected to arise from our litigation with Centre One and the reversal of an accrual for tax liability that we had recorded in 2008 for $158,000. This was partially offset by $100,000 we recorded as a provision for losses on accounts receivable in connection with outstanding amounts owed to us by our largest reseller. Excluding these one-time items, our general and administrative expenses decreased in the three months ended March 31, 2011, by approximately $50,000 from the three months ended March 31, 2010.

Depreciation and amortization.   Depreciation and amortization decreased by approximately $58,000, or 49%, from approximately $118,000 for the three months ended March 31, 2011, to approximately $60,000 for the three months ended March 31, 2010. This was caused by a decline in the value of our fixed assets during this period and a reduction in the amount of fixed assets we have purchased.

Income (Loss) from Operations

For the three months ended March 31, 2011, we recorded income from operations of $219,000 compared to a loss from operations of $464,000 for the three months ended March 31, 2011. This was due primarily to a reversal of an accrual of $706,000 for expenses expected to arise from our litigation with Centre One and the reversal of an accrual for tax liability that we had recorded in 2008 for $158,000.

Interest (Expense) Income, Net

We recorded interest expense of $185,000 for the three months ended March 31, 2011, compared to $0 for the three months ended March 31, 2010. This was due primarily to interest paid to D4 Holdings under our loan agreements and the expense recorded for the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement.

Income Taxes, Net

We recorded net income tax expenses of $6,000 for the three months ended March 31, 2011, compared to $8,000 for the three months ended March 31, 2010.

Net Income (Loss)

For the three months ended March 31, 2011, we recorded a net income of $28,000 compared to a net loss of $472,000 for the three months ended March 31, 2010, due to the foregoing factors.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our recent losses from operations. For the three months ended March 31, 2011, we recorded a net income from operations of $28,000 compared to a net loss of $472,000 for the three months ended March 31, 2010.  To date, we have an accumulated deficit of approximately $178 million.

As of March 31, 2011, we had cash and cash equivalents of approximately $242,000 and restricted cash and short-term investments of approximately $175,000, or a total of cash, cash equivalents and restricted cash of $417,000, a decrease of $58,000 from December 31, 2010. The decrease in cash, restricted cash, and short and long term investments was primarily caused by approximately $815,000 in net cash used in operating activities during the three months ended March 31, 2011. Our average monthly cash burn during the three months ended March 31, 2011, was approximately $200,000.

Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $800,000 during each of the three months ended March 31, 2011 and 2010.  The decrease in our cash generated from operating activities was primarily driven by a reversal of an accrual of $706,000 for expenses expected to arise from our litigation with Centre One and the reversal of an accrual for tax liability that we had recorded in 2008 for $158,000, offset by a decrease of approximately $159,000 of account receivables, $92,000 of amortization related to the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings under the Third Loan Agreement and $100,000 as a provision for losses on accounts receivable.

Net cash used in investing activities is generally driven by our capital expenditures and changes in our short and long-term investments. For the three months ended March 31, 2011, we expensed $86,000 for purchases of new equipment, compared to $25,000 we expensed for purchases of new equipment for the three months ended March 31, 2010.

Financing cash flows have historically consisted primarily of payments of capital leases and proceeds from the exercise of options we have granted to our employees and directors. In February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold to D4 Holdings an aggregate of 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock for an aggregate purchase price of $1.2 million. In addition, on March 1, 2010, we and our subsidiaries entered into the First Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries a line of credit in a principal amount of $1.2 million.   On August 10, 2010, we and our subsidiaries entered into the Second Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and subsidiaries an additional line of credit in a principal amount of $1.0 million. In connection with the Second Loan Agreement, we issued D4 Holdings a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.1312 per share. We have drawn down all amounts available to be borrowed under the first two lines of credit. On March 2, 2011, we and our subsidiaries entered into the Third Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $1.6 million.  Pursuant to the terms of the Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of our common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with our entering into the Third Loan Agreement, D4 Holdings and we entered into an amendment of the First Loan Agreement pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012.  In connection with the Third Loan Agreement, we issued D4 Holdings a warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.096 per share.  As of May 16, 2011, the Company has received advances in an aggregate of $1,000,000 from D4 Holdings pursuant to notices of borrowing under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 12,500,000 shares of our common stock. Each loan advance under the Third Loan Agreement requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in D4 Holdings’ sole discretion, any material adverse change in our business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of our obligations under the loan agreements.  In the event that any such events occur, we may be unable to access credit under the Third Loan Agreement.

There were no options exercised by our employees or directors during the three months ended March 31, 2011. For the three months ended March 31, 2011 and 2010, we paid approximately $7,000 and $39,000, respectively, for capital leases.

As discussed above under Note 3 of the Notes to the Condensed Consolidated Financial Statements contained in this report, the DHS seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers.  We are opposing this seizure, and on October 12, 2010, we filed a petition with the DHS for the return of the money. On February 4, 2011, our petition was denied, and on February 22, 2011, we presented an offer of compromise. In the event our offer of compromise is denied, we have the right to present a revised offer of compromise. We also have the right to seek judicial action at any time for the return of the seized funds.  Our inability to access these funds has had a material impact on our cash position and liquidity.  In the event that we are unsuccessful in effecting the return of substantially all of the seized funds, this would have a material adverse effect on our business, liquidity and financial condition.

In addition, at the end of February 2011 our largest reseller temporarily suspended its operations and conducting business with our company due to the recent unrest in the Middle East and ongoing instability and operating difficulties caused by such unrest. At that time this reseller owed us approximately $196,000 for services we had rendered, and that receivable remained outstanding as of March 31, 2011. In the event that this reseller does not resume operations and conducting business with our company and pay us substantially all of the outstanding amount, this would have a material adverse effect on our financial condition, liquidity and future revenues. We cannot provide any assurance that this customer will resume full operations and conducting business with our company in the near term, if at all. For the three months ended March 31, 2011, we recorded a provision of $100,000 for losses on accounts receivable in connection with the outstanding amounts owed to us by this reseller.

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

We have historically obtained our funding from our utilization of the remaining proceeds from our initial public offering, offset by positive or negative cash flow from our operations, and most recently from the sale of shares of our common stock to D4 Holdings in February 2009 and borrowings under our loan agreements with D4 Holdings. These proceeds are maintained as cash, restricted cash, and short and long term investments. We have sustained significant operating losses in recent periods, which have led to a significant reduction in our cash reserves.  As of March 31, 2011, we had negative working capital equal to approximately $2.9 million as well as negative stockholders’ equity equal to approximately $2.6 million. We believe that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to return to positive cash flow before we require additional capital (in addition to any further amounts we may borrow from D4 Holdings under the Third Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Contingencies

For a discussion of contingencies, see Note 3 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

Item 4T.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of March 31, 2011, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material changes to our Legal Proceedings as described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 17, 2011, except as described below.

On March 29, 2011, Centre One and we filed a Stipulated Motion for Dismissal with Prejudice dismissing us from the lawsuit, which was granted by the court on March 31, 2011.

We are not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

Item 1A .   Risk Factors.

There have been no material changes to our risk factors as described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC, except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors and except as described below.

We are substantially dependent upon a few material customers, and any significant decline in our sales to those customers could have a material adverse effect on our business.

In 2010, two customers accounted for approximately 48.3% and 13.1% of our annual gross revenues, respectively, and in the three months ended March 31, 2011, three customers accounted for approximately 37.9%, 21.1% and 10.9% of our quarterly gross revenues, respectively.  Any significant decline in our sales to any of our material customers could have a material adverse effect on our business, operating results and financial condition. At the end of February 2011 our largest reseller temporarily suspended its operations and conducting business with our company due to the recent unrest in the Middle East and ongoing instability and operating difficulties caused by such unrest. At that time this reseller owed us approximately $196,000 for services we had rendered, and that receivable remained outstanding as of March 31, 2011. In the event that this reseller does not resume operations and conducting business with our company and pay us substantially all of the outstanding amount, this would have a material adverse effect on our financial condition, liquidity and future revenues. We cannot provide any assurance that this customer will resume full operations and conducting business with our company in the near term, if at all.

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

DELTATHREE, INC.

Date: May 16, 2011	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Chief Executive Officer, President and Senior Vice President of Operations and Technology (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Arie Rand
Name: Arie Rand
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Third Loan and Security Agreement, dated as of March 2, 2011, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on March 3, 2011).

10.2	Warrant, dated March 2, 2011, between deltathree, Inc., and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on March 3, 2011).

10.3
Second Amendment to and Consent under Loan and Security Agreement, dated as of March 2, 2011, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on March 3, 2011).

10.4
Introducer Agreement, dated as of April 13, 2011, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and ACN Europe B.V. (incorporated by reference from our Current Report on Form 8-K filed on April 18, 2011).

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