Form 10-Q
period 2011-06-30
DELTATHREE INC
filed 2011-08-15
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
Yes ☐ No ☒

As of August 8, 2011, the registrant had outstanding 72,273,525 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements
DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)

	As of June 30, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$148	$308
Restricted cash and short-term investments	177	167
Accounts receivable, net (includes $204 and $235 as of June 30, 2011, and December 31, 2010, respectively, from a related party)	434	812
Prepaid expenses and other current assets	400	406
Inventory	29	25

Total current assets	1,188	1,718

Property and equipment, net	388	398
Deposits	86	80

Total assets	$1,662	$2,196

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Current portion of capital leases	$-	$7
Accounts payable	1,238	1,554
Deferred revenues	496	659
Other current liabilities	977	1,484
Short-term loan from a related party	2,183	1,900

Total current liabilities	4,894	5,604

Long-term liabilities:
Severance pay obligations	178	152

Total long-term liabilities	178	152

Total liabilities	5,072	5,756

Stockholders’ deficiency:
Share capital:
Common stock, par value $0.001 per share; authorized: 225,000,000 shares; issued and outstanding: 72,273,525 at June 30, 2011, and 72,243,971 at December 31, 2010	72	72
Additional paid-in capital	176,426	174,684
Accumulated deficit	(179,908)	(178,316)

Total stockholders’ deficiency	(3,410)	(3,560)

Total liabilities and stockholders’ deficiency	$1,662	$2,196

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$2,206	$3,394	$5,990	$6,459

Costs and operating expenses:
Cost of revenues	1,561	2,793 *	4,355	5,040 *
Research and development expenses	459	404 *	892	766 *
Selling and marketing expenses	584	227 *	1,122	475 *
General and administrative expenses	628	623 *	368	1,177 *
Accrual for commercial rent tax	300	-	300	-
Depreciation and amortization	45	104	105	222

Total costs and operating expenses	3,577	4,151	7,142	7,680
Loss from operations	(1,371)	(757)	(1,152)	(1,221)
Interest expense, net	(247)	(52)	(432)	(52)
Loss before income taxes	(1,618)	(809)	(1,584)	(1,273)
Income taxes	2	4	8	12
Net loss	$(1,620)	$(813)	$(1,592)	$(1,285)

Net loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,233,580	72,273,525	72,202,852

* - Reclassified
See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss for the period	$(1,592)	$(1,285)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation of property and equipment	105	222
Amortization related to convertible notes	266	-
Stock-based compensation	175	214
Tax provision	(158)	-
Accrual for commercial rent tax	300	-
Provision for losses on accounts receivable	196	3
Change in liability for severance pay, net	26	8
Exchange rates differences on deposits, net	(6)	(6)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	182	(32)
(Increase) decrease in prepaid expenses and other current assets	(6)	19
(Increase) decrease in inventory	(6)	2
(Decrease) increase in accounts payable and accrued expenses	(316)	50
Decrease in deferred revenues	(163)	(34)
Decrease in other current liabilities	(601)	(308)
	(6)	138
Net cash used in operating activities	(1,598)	(1,147)

Cash flows from investing activities:
Purchase of property and equipment	(95)	(60)
Increase in short-term investments	(10)	(2)
Net cash used in investing activities	(105)	(62)

Cash flows from financing activities:
Short-term loan from a related party	1,550	1,000
Payment of capital leases	(7)	(80)
Net cash provided by financing activities	1,543	920

Decrease in cash and cash equivalents	(160)	(289)
Cash and cash equivalents at beginning of period	308	1,514
Cash and cash equivalents at end of period	$148	$1,225

	Six Months Ended June 30,
	2011	2010
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$6	$12

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC on March 17, 2011, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 16, 2011, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2010 fiscal year and through the date of this Report.

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  The Company and its subsidiaries have entered into three loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings has agreed to provide the Company with loans in the aggregate principal amount of $3,800,000.  The initial Loan and Security Agreement was entered into on March 1, 2010, and the Company has drawn the maximum principal amount of $1,200,000.  On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings with a maximum principal amount of $1,000,000, and the Company has drawn the maximum principal amount available under the Second Loan Agreement.  In connection with the Second Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $0.1312 per share.  On March 2, 2011, the Company and its subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,600,000.  Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by the Company in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the Company’s common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with the Company’s entering into the Third Loan Agreement, D4 Holdings and the Company entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012.  In connection with the Third Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.096 per share.  As of June 30, 2011, the Company had received advances of an aggregate of $1,250,000 from D4 Holdings pursuant to notices of borrowing under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 15,625,000  shares of the Company’s common stock.

As of June 30, 2011, the Company had negative working capital equal to approximately $3.7 million as well as negative stockholders’ equity equal to approximately $3.4 million. The Company believes that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash in the near term. The Company is currently negotiating with D4 Holdings to obtain additional debt financing that the Company expects should be sufficient to cover its liquidity needs approximately through the end of 2011.  After that time, the Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets.  If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution.  New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock.  As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern.

In view of the Company’s current cash resources, nondiscretionary expenses, debt and near term debt service obligations, the Company may begin to explore all strategic alternatives available to it, including, but not limited to, a sale or merger of the Company, a sale of its assets, recapitalization, partnership, debt or equity financing, financial reorganization, liquidation and/or ceasing operations.  In the event that it is unable to secure additional funding, the Company may determine that it is in its best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.  Seeking relief under the U.S. Bankruptcy Code, even if the Company is able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between the Company and its existing and potential customers, employees, and others. Further, if the Company was unable to implement a successful plan of reorganization, the Company might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.  There can be no assurance that exploration of strategic alternatives will result in the Company pursuing any particular transaction or, if the Company pursues any such transaction, that it will be completed.

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

Sales to material customers representing ten percent or more of total revenues for each of the three months ended June 30, 2011 and 2010, and accounts receivable as of June 30, 2011, and December 31, 2010, were as follows:

	Revenues		Accounts Receivable
Customer	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	As of June 30, 2011	As of December 31, 2010
Reseller A	-	47%	-	47%
Reseller B	39%	15%	19%	-
Service Provider A	13%	-	47%	29%

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

No options to purchase shares of the Company’s common stock were granted during the three months ended June 30, 2011.

3. Commitments and Contingencies

Lease Commitments

The Company leases its executive offices at 224 West 35th Street, New York, N.Y.  The term of the lease is until August 31, 2011, with an option for the Company to extend the lease through August 31, 2012. Rent expense, net, for the three months ended June 30, 2011, was $6,150.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company, leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  The term of the lease is until June 30, 2012, with an option for the subsidiary to extend the lease through June 30, 2015.  Rent expense, net for the subsidiary for the three months ended June 30, 2011, was $41,350.

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

On July 5, 2011, the Company received a notice from the New York City Department of Finance, or the Department, which claimed that the Company had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that the Company had leased during that time. The notice stated that the Company is obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns.

The Company is investigating the matter, and has engaged outside counsel who has begun discussions with the Department, and is planning to contest the assessment and/or attempt to negotiate a reduction in the amounts to be paid.  The final outcome of this assessment and our negotiations cannot be determined at this time. In the event that the Company is required to pay all or most of the amounts claimed by the Department this would have a material adverse effect on the Company’s financial condition.

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

The Company paid approximately $27,000 of state and local taxes and other fees during the three months ended June 30, 2011. To the extent the Company increases the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

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

5. Subsequent Events

On July 5, 2011, the Company received a notice from the New York City Department of Finance, which claimed that the Company had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that the Company had leased during that time. The notice stated that the Company is obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns.

The Company is investigating the matter, and has engaged outside counsel who has begun discussions with the Department, and is planning to contest the assessment and/or attempt to negotiate a reduction in the amounts to be paid.  The final outcome of this assessment and our negotiations cannot be determined at this time. In the event that the Company is required to pay all or most of the amounts claimed by the Department this would have a material adverse effect on the Company’s financial condition and liquidity. For the three months ended June 30, 2011, the Company recorded $300,000 as a provision for commercial rent tax.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf.  Words such as “may,” “expect,” “anticipate,” “forecast,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following:

●	our ability to obtain additional capital in the near term to finance operations;
●	our ability to reduce our costs and expenses and expand our revenues;
●	our ability to successfully pursue strategic alternatives in the event we are unable to obtain additional financing in the near term;
●
our ability to retain key personnel and employees needed to support our services and ongoing operations and our ability to continue to effectively maintain our ongoing operations, especially following the reduction in force that we recently effected;

●	our dependence on a small number of key customers for a significant percentage of our revenue;
●	decreasing rates of all related telecommunications services;
●	the public’s acceptance of Voice over Internet Protocol, or VoIP, telephony, and the level and rate of customer acceptance of our new products and services;
●	the competitive environment of VoIP telephony and our ability to compete effectively;
●	fluctuations in our quarterly financial results;
●	our ability to maintain and operate our computer and communications systems without interruptions or security breaches;
●	our ability to operate in international markets;
●	our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of equipment owned and operated by third parties;
●	the uncertainty of future governmental regulation;
●	our ability to successfully seek the return of substantially all of the funds seized by the DHS;
●	the outcome of our discussions with the New York City Department of Finance regarding the outstanding commercial rent tax, interest and penalties it claims we owe;
●	the impact of unrest in the Middle East on our customers doing business in that region;
●	our ability to protect our intellectual property against infringement by others, and the costs and diversion of resources relating to any claims that we infringe the intellectual property rights of third parties;
●	our ability to comply with governmental regulations applicable to our business;
●	the need for ongoing product and service development in an environment of rapid technological change; and
●	other risks referenced from time to time in our filings with the SEC.

For a more complete list and description of such risks and uncertainties, as well as other risks, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 17, 2011, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 16, 2011.  Except as required under the federal securities laws and the rules and regulations promulgated thereunder, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the filing of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

In April 2011 we entered into an introducer agreement with ACN Europe B.V., a wholly-owned subsidiary of ACN, pursuant to which ACN Europe refers potential customers in different countries in Europe to a private label version of joip Mobile sold under the ACN Mobile World brand.

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

From an operational standpoint, in 2010 we continued to focus our near-term strategy and market initiatives on growing our service provider and digital next generation communications offerings while still supporting our core VoIP reseller and direct-to-consumer business segments.    We also re-launched our sales and marketing efforts, hiring a Vice President of Business Development and Sales, and expanded our sales and marketing capabilities.

As of June 30, 2011, we had negative working capital equal to approximately $3.7 million as well as negative stockholders’ equity equal to approximately $3.4 million. We believe that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash in the near term. We are currently negotiating with D4 Holdings to obtain additional debt financing that we expect should be sufficient to cover our liquidity needs approximately through the end of 2011.  After that time, we may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets.  As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern.

Due to our ongoing losses and reduction in cash, we recently initiated restructuring activities in an effort to cut our operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 37, reduced the salaries of all remaining employees by five percent, and  decreased our non-material expenses as well as payments to be made to vendors and other third parties.

In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we may begin to explore all strategic alternatives available to us, including, but not limited to, a sale or merger of our company, a sale of our assets, recapitalization, partnership, debt or equity financing, financial reorganization, liquidation and/or ceasing operations.  In the event that we are unable to secure additional funding, we may determine that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.  Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.  There can be no assurance that exploration of strategic alternatives will result in our company pursuing any particular transaction or, if we pursue any such transaction, that it will be completed.

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

Risk Factors: For a discussion of the impact of market risks, financial risks and other risks and uncertainties that we face, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 17, 2011, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 16, 2011.

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. All revenues are recognized at the time the services are performed. The provision of video and voice-over-IP products and services through our resellers and service provider divisions accounted for approximately 74% and 90% of our total revenues for the three months ended June 30, 2011 and 2010, respectively, and the provision of VoIP telephony through our direct-to-consumer division accounted for approximately 24% and 9% of our total revenues for the three months ended June 30, 2011 and 2010, respectively.

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

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to June 30, 2011.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of June 30, 2011, we had net operating losses, or NOLs, generated in the U.S. of approximately $163 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009.  The NOLs will expire at various dates between 2011 and 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

Results of Operations - Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

Revenues

Revenues decreased by approximately $1.2 million, or 35.3%, to approximately $2.2 million for the three months ended June 30, 2011, from approximately $3.4 million for the three months ended June 30, 2010, even though the number of minutes carried by our network increased by approximately 13.0% to approximately 87 million minutes for the three months ended June 30, 2011, from approximately 77 million minutes for the corresponding period in 2010.  This was due to a change in the relative mix of the destinations of the calls placed over our network, with a higher percentage of calls being made during the three months ended June 30, 2011, to destinations for which we charge significantly lower rates than during the three months ended June 30, 2010. This was caused, in large part, by the loss of our then-largest reseller in February 2011, for which we generally terminated calls to destinations for which we generally charge higher rates.

Revenues generated by our reseller division decreased by approximately $1.4 million, or 51.9%, to approximately $1.3 million for the three months ended June 30, 2011, from approximately $2.7 million for the three months ended June 30, 2010. This was primarily due to our then-largest reseller (which accounted for revenues of $1.6 million for the three months ended June 30, 2010) suspending its operations and conducting business with our company in February 2011 due to the recent unrest in the Middle East and ongoing instability and operating difficulties caused by such unrest. At that time this reseller owed us approximately $196,000 for services we had rendered, and that receivable remained outstanding as of June 30, 2011. For the six months ended June 30, 2011, we recorded a provision of the entire outstanding amount owed to us by this reseller for losses on accounts receivable.

This decrease was partially offset by an increase of approximately $360,000 in revenues generated by our now-largest reseller over the corresponding period. Our two largest resellers accounted for approximately 69.6% of the revenue generated from our reseller division and approximately 41.3% of our total revenue during the three months ended June 30, 2011.  By comparison, our two largest resellers accounted for approximately 76.5% of the revenue generated from our reseller division and approximately 61.4% of our total revenue during the three months ended June 30, 2010.

Revenues generated by our service provider division increased by approximately $21,000, or 6.7%, from approximately $314,000 for the three months ended June 30, 2010, to approximately $335,000 for the three months ended June 30, 2011. This increase was mostly due to the revenues generated from the service agreement we signed with ACN Korea, pursuant to which we provide digital video and voice-over-IP services in Korea.

Sales to direct consumers increased by approximately $209,000, or 65.1%, to approximately $530,000 for the three months ended June 30, 2011, from approximately $321,000 for the three months ended June 30, 2010. Revenues generated through our iConnectHere offering declined by approximately $84,000 from approximately $300,000 for the three months ended June 30, 2010, to approximately $216,000 for the three months ended June 30, 2011. This was offset by the revenues generated by our joip Mobile offering, which increased from $0 for the three months ended June 30, 2010, to approximately $297,000 for the three months ended June 30, 2011, primarily as a result of the sales agency agreement we entered into with ACN.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $1.2 million, or 42.9%, from approximately $2.8 million for the three months ended June 30, 2010, to approximately $1.6 million for the three months ended June 30, 2011. Our network rent cost remained approximately $300,000 and our termination cost decreased approximately $1.2 million, or 52.2%, from approximately $2.3 million for the three months ended June 30, 2010, to approximately $1.1 million for the three months ended June 30, 2011. The main reason for the decrease in cost of revenues was the reduction in our termination costs, which was caused by a decrease in the rates we paid to our termination providers, despite an increase in the amount of traffic being terminated over our network.

Research and development expenses. Research and development expenses increased by approximately $55,000, or 13.6%, from approximately $404,000 for the three months ended June 30, 2010, to approximately $459,000 for the three months ended June 30, 2011. The main reason for the increase was the growth in the number of employees in our research and development department, as well as higher salary expenses for our employees in the department. As a percentage of revenues, research and development expenses increased to 20.8% for the three months ended June 30, 2011, from 11.9% for the three months ended June 30, 2010.

Selling and marketing expenses. Selling and marketing expenses increased by approximately $357,000, or 157%, to approximately $584,000 for the three months ended June 30, 2011, from approximately $227,000 for the three months ended June 30, 2010. The main reason for the increase was salaries paid to new members of our sales and marketing department in the second quarter of 2011, and commissions paid to ACN in connection with the ACN Mobile World offering. As a percentage of revenues, selling and marketing expenses increased to 26.5% for the three months ended June 30, 2011, from 6.7% for the three months ended June 30, 2010.

General and administrative expenses. General and administrative expenses increased slightly by approximately $5,000 to approximately $628,000 for the three months ended June 30, 2011, from approximately $623,000 for the three months ended June 30, 2010. During the three months ended June 30, 2011, we recorded $75,000 as a provision for restructuring costs related to the reduction in force we implemented. In addition, for the three months ended June 30, 2011, we recorded an additional provision for losses on accounts receivable in connection with outstanding amounts owed to us by a former reseller of approximately $96,000. Excluding these one-time items, our general and administrative expenses would have decreased in the three months ended June 30, 2011, by approximately $166,000 from the three months ended June 30, 2010.

Accrual for commercial rent tax. For the three months ended June 30, 2011, we recorded $300,000 as a provision for commercial rent tax. On July 5, 2011, we received a notice from the New York City Department of Finance, or the Department, which claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that we had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns.

Depreciation and amortization.   Depreciation and amortization decreased by approximately $59,000, or 56.7%, from approximately $104,000 for the three months ended June 30, 2010, to approximately $45,000 for the three months ended June 30, 2011. This was caused by a decline in the value of our fixed assets during this period.

Loss from Operations

For the three months ended June 30, 2011, we recorded loss from operations of approximately $1.4 million compared to a loss from operations of approximately $757,000 for the three months ended June 30, 2010, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $247,000 for the three months ended June 30, 2011, compared to approximately $52,000 for the three months ended June 30, 2010. This was due primarily to interest accumulated or paid to D4 Holdings under our loan agreements, and the expense recorded for the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement.

Income Taxes, Net

We recorded net income tax expenses of approximately $2,000 for the three months ended June 30, 2011, compared to approximately $4,000 for the three months ended June 30, 2010.

Net Loss

For the three months ended June 30, 2011, we recorded a net loss of approximately $1.6 million compared to a net loss of approximately $813,000 for the three months ended June 30, 2010, due to the factors set forth above.

Results of Operations - Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

Revenues

Revenues decreased by approximately $469,000, or 7.2%, to approximately $6.0 million for the six months ended June 30, 2011, from approximately $6.5 million for the six months ended June 30, 2010, even though during this period the number of minutes carried by our network increased by approximately 33.6% to approximately 187 million minutes for the six months ended June 30, 2011 from approximately 140 million minutes for the corresponding period of 2010. This was due to a change in the relative mix of the destinations of the calls placed over our network, with a higher percentage of calls being made during the three months ended June 30, 2011, to destinations for which we charge significantly lower rates than during the three months ended June 30, 2010. This was caused, in large part, by the loss of our then largest-reseller in February 2011, for which we generally terminated calls to destinations for which we generally charge higher rates.

Revenues generated by our reseller division decreased by approximately $1.0 million, or 19.6%, to approximately $4.1 million for the six months ended June 30, 2011, from approximately $5.1 million for the six months ended June 30, 2010. This was primarily due to our then-largest reseller (which accounted for revenues of $2.9 million for the six months ended June 30, 2010) suspending its operations and conducting business with our company in February 2011 due to the recent unrest in the Middle East and ongoing instability and operating difficulties caused by such unrest. Revenues generated by this reseller fell by $1.5 million, or 51.7%, for the six months ended June 30, 2011. At that time this reseller suspended its operations it owed us approximately $196,000 for services we had rendered, and that receivable remained outstanding as of June 30, 2011. For the six months ended June 30, 2011, we have recorded a provision of the entire outstanding amount owed to us by this reseller for losses on accounts receivable.

This decrease was partially offset by an increase of approximately $880,000 in revenues generated by our now-largest reseller over the corresponding period. Our two largest resellers accounted for approximately 75.3% of the revenue generated from our reseller division and approximately 51.6% of our total revenue during the six months ended June 30, 2011.  By comparison, our two largest resellers accounted for approximately 57.2% of the revenue generated from our reseller division and approximately 72.5% of our total revenue during the six months ended June 30, 2010.

Revenues generated by our service provider division increased by approximately $181,000, or 28.9%, from approximately $626,000 for the six months ended June 30, 2010, to approximately $807,000 for the six months ended June 30, 2011. This increase was mostly due to the revenues generated from the service agreement we signed with ACN Korea pursuant to which we provide digital video and voice-over-IP services in Korea. This accounted for revenues of approximately $155,000 for the six month period ended June 30, 2011, which included $100,000 for one-time development fees. We also received $40,000 in one-time development fees from some of our other service provider clients.

Sales to direct consumers increased by approximately $325,000, or 48.1%, to approximately $1.0 million for the six months ended June 30, 2011, from approximately $675,000 for the six months ended June 30, 2010. Revenues generated through our iConnectHere offering declined by approximately $181,000 from approximately $632,000 for the six months ended June 30, 2010, to approximately $451,000 for the six months ended June 30, 2011. This was offset by the revenues generated by our joip Mobile offering, which increased from $0 for the six months ended June 30, 2010, to approximately $531,000 for the six months ended June 30, 2011, primarily as a result of the sales agency agreement we entered into with ACN.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $600,000, or 12.0%, from approximately $5.0 million for the six months ended June 30, 2010, to approximately $4.4 million for the six months ended June 30, 2011. Our network rent cost remained approximately $600,000 and our termination cost decreased approximately $655,000, or 16.1%, from approximately $4.1 million for the six months ended June 30, 2010 to approximately $3.4 million for the six months ended June 30, 2011. The main reason for the decrease in cost of revenues was the reduction in our termination costs, which was caused by a decrease in the rates we paid to our termination providers, despite an increase in the amount of traffic being terminated over our network.

Research and development expenses. Research and development expenses increased by approximately $126,000, or 16.4%, from approximately $766,000 for the six months ended June 30, 2010, to approximately $892,000 for the six months ended June 30, 2011. The main reason for the increase was the growth in the number of employees in our research and development department, as well as higher salary expenses for our employees in the department. As a percentage of revenues, research and development expenses increased to 15.0% for the six months ended June 30, 2011, from 12.3% for the six months ended June 30, 2010.

Selling and marketing expenses. Selling and marketing expenses increased by approximately $647,000, or 136.2%, to approximately $1.1 million for the six months ended June 30, 2011, from approximately $475,000 for the six months ended June 30, 2010. The main reason for the increase was salaries paid to new members of our sales and marketing department in the first half of 2011, and commissions paid to ACN in connection with the ACN Mobile World offering. As a percentage of revenues, selling and marketing expenses increased to 18.3% for the six months ended June 30, 2011, from 7.7% for the six months ended June 30, 2010.

General and administrative expenses. General and administrative expenses decreased by approximately $809,000 to approximately $368,000 for the six months ended June 30, 2011, from approximately $1.2 million for the six months ended June 30, 2010. This was due primarily to a reversal of an accrual of $706,000 for expenses expected to arise from our litigation with Centre One and the reversal of an accrual for tax liability of $158,000. This was partially offset by $196,000 we recorded as a provision for losses on accounts receivable in connection with outstanding amounts owed to us by a former reseller. Excluding these one-time items, our general and administrative expenses would have decreased in the six months ended June 30, 2011, by approximately $141,000 from the six months ended June 30, 2010.

Accrual for commercial rent tax.  For the six months ended June 30, 2011, we recorded $300,000 as a provision for tax liability. On July 5, 2011, we received a notice from the New York City Department of Finance, which claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that we had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns.

Depreciation and amortization.   Depreciation and amortization decreased by approximately $117,000, or 52.7%, from approximately $222,000 for the six months ended June 30, 2010, to approximately $105,000 for the six months ended June 30, 2011. This was caused by a decline in the value of our fixed assets during this period.

Loss from Operations

For the six months ended June 30, 2011 and 2010, we recorded loss from operations of $1.2 million, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of $432,000 for the six months ended June 30, 2011, compared to $52,000 for the six months ended June 30, 2010. This was due primarily to interest accumulated or paid to D4 Holdings under our loan agreements, and the expense recorded for the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement.

Income Taxes, Net

We recorded net income tax expenses of $8,000 for the six months ended June 30, 2011, compared to $12,000 for the six months ended June 30, 2010.

Net Loss

For the six months ended June 30, 2011, we recorded a net loss of $1.6 million compared to a net loss of $1.3 million for the six months ended June 30, 2010, due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our recent losses from operations. For the six months ended June 30, 2011, we recorded a net loss from operations of $1.6 million compared to a net loss of $1.3 million for the six months ended June 30, 2010.  To date, we have an accumulated deficit of approximately $180 million.

As of June 30, 2011, we had cash and cash equivalents of approximately $148,000 and restricted cash and short-term investments of approximately $177,000, or a total of cash, cash equivalents and restricted cash of $325,000, a decrease of $150,000 from December 31, 2010. The decrease in cash, restricted cash, and short and long term investments was primarily caused by approximately $1.6 million in net cash used in operating activities during the six months ended June 30, 2011. Our average monthly cash burn during the six months ended June 30, 2011, was approximately $230,000.

Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $1.6 million and $1.1 million during the six months ended March 31, 2011 and 2010, respectively.  The decrease in our cash generated from operating activities was primarily driven by an increase in our net loss, accrual for commercial rent tax of $300,000, provision for losses on accounts receivable of $196,000 and $266,000 of amortization related to convertible notes, offset by a decrease in accounts payables and other current liabilities of $917,000.

Net cash used in investing activities is generally driven by our capital expenditures and changes in our short and long-term investments. For the six months ended June 30, 2011, we expensed $95,000 for purchases of new equipment, compared to $60,000 we expensed for purchases of new equipment for the six months ended June 30, 2010.

Financing cash flows have historically consisted primarily of payments of capital leases and proceeds from the exercise of options we have granted to our employees and directors. In February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold to D4 Holdings an aggregate of 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock for an aggregate purchase price of $1.2 million. In addition, on March 1, 2010, we and our subsidiaries entered into the First Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries a line of credit in a principal amount of $1.2 million.   On August 10, 2010, we and our subsidiaries entered into the Second Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and subsidiaries an additional line of credit in a principal amount of $1.0 million. In connection with the Second Loan Agreement, we issued D4 Holdings a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.1312 per share. We have drawn down all amounts available to be borrowed under the first two lines of credit. On March 2, 2011, we and our subsidiaries entered into the Third Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $1.6 million.  Pursuant to the terms of the Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of our common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with our entering into the Third Loan Agreement, D4 Holdings and we entered into an amendment of the First Loan Agreement pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012.  In connection with the Third Loan Agreement, we issued D4 Holdings a warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.096 per share. We have drawn down an aggregate of $1,600,000 from D4 Holdings pursuant to notices of borrowing under the Third Loan Agreement, the entire amount available to be borrowed under the Third Loan Agreement, which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of our common stock.

There were no options exercised by our employees or directors during the three months ended June 30, 2011. For the six months ended June 30, 2011 and 2010, we paid approximately $7,000 and $80,000, respectively, for capital leases.

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

In addition, at the end of February 2011 our then-largest reseller suspended its operations and conducting business with our company due to the recent unrest in the Middle East and ongoing instability and operating difficulties caused by such unrest. At that time this reseller owed us approximately $196,000 for services we had rendered, and that receivable remained outstanding as of June 30, 2011. For the six months ended June 30, 2011, we have recorded a provision for the entire outstanding amount owed to us by this reseller for losses on accounts receivable.

On July 5, 2011, we received a notice from the New York City Department of Finance, which claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that the company had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns. We are investigating the matter and have engaged outside counsel who has begun discussions with the Department, and are planning to contest the assessment and/or attempt to negotiate a reduction in the amounts to be paid.  The final outcome of this assessment and our negotiations cannot be determined at this time. In the event that we are required to pay all or most of the amounts claimed by the Department this would have a material adverse effect on our financial condition and liquidity. For the three months ended June 30, 2011, we recorded $300,000 as a provision for commercial rent tax.

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

As of June 30, 2011, we had negative working capital equal to approximately $3.7 million as well as negative stockholders’ equity equal to approximately $3.4 million. We believe that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to return to positive cash flow before we require additional capital in the near term. We are currently negotiating with D4 Holdings to obtain additional debt financing that we expect should be sufficient to cover our liquidity needs approximately through the end of 2011.  After that time, we may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets.  As a result of the foregoing factors, there is substantial doubt about our ability to continue as a going concern.

Due to our ongoing losses and reduction in cash, we recently initiated restructuring activities in an effort to cut our operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 37, reduced the salaries of all remaining employees by five percent, and decreased our non-material expenses as well as payments to be made to vendors and other third parties.

In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we may begin to explore all strategic alternatives available to us, including, but not limited to, a sale or merger of our company, a sale of our assets, recapitalization, partnership, debt or equity financing, financial reorganization, liquidation and/or ceasing operations.  In the event that we are unable to secure additional funding, we may determine that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.  Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.  There can be no assurance that exploration of strategic alternatives will result in our company pursuing any particular transaction or, if we pursue any such transaction, that it will be completed.

Off-Balance Sheet Arrangements

None.

Contingencies

For a discussion of contingencies, see Note 3 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of June 30, 2011, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to our Legal Proceedings as described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 17, 2011, and as supplemented by our Quarterly Report on Form 10-Q for the period ended March 31, 2011, except as described below.

On July 5, 2011, we received a notice from the New York City Department of Finance, which claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that the company had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns.

We are investigating the matter and have engaged outside counsel who has begun discussions with the Department, and are planning to contest the assessment and/or attempt to negotiate a reduction in the amounts to be paid.  The final outcome of this assessment and our negotiations cannot be determined at this time. In the event that we are required to pay all or most of the amounts claimed by the Department this would have a material adverse effect on our financial condition.

We are not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

Item 5. Other Information

On March 2, 2011, we and our subsidiaries entered into the Third Loan Agreement with D4 Holdings.  On August 12, 2011, we received $150,000 from D4 Holdings pursuant to a notice of borrowing under the Third Load Agreement.

Item 6. Exhibits.

See Exhibit Index on page 25 for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: August 15, 2011	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Chief Executive Officer, President and Senior Vice President of Operations and Technology
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Arie Rand
Name: Arie Rand
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Introducer Agreement, dated as of April 13, 2011, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and ACN Europe B.V. (incorporated by reference from our Current Report on Form 8-K filed on April 18, 2011).

31.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.