Form 10-Q
period 2011-09-30
DELTATHREE INC
filed 2011-11-09
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 9, 2011, the registrant had outstanding 72,273,525 shares of common stock, par value $0.001 per share.

PART I
FINANCIAL INFORMATION
Item 1.   Financial Statements
DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)
	As of September 30, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$224	$308
Restricted cash and short-term investments	135	167
Accounts receivable, net (includes $175 and $235 as of September 30, 2011, and December 31, 2010, respectively, from a related party)	419	812
Prepaid expenses and other current assets	390	406
Inventory	31	25

Total current assets	1,199	1,718

Property and equipment, net	356	398
Deposits	78	80

Total assets	$1,633	$2,196

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Current portion of capital leases	$-	$7
Accounts payable	1,334	1,554
Deferred revenues	515	659
Other current liabilities	860	1,484
Short-term loan from a related party	2,645	1,900

Total current liabilities	5,354	5,604

Long-term liabilities:
Severance pay obligations	121	152

Total long-term liabilities	121	152

Total liabilities	5,475	5,756

Stockholders’ deficiency:
Share capital:
Common stock, par value $0.001 per share; authorized: 225,000,000 shares; issued and outstanding: 72,273,525 at September 30, 2011, and 72,243,971 at December 31, 2010	72	72
Additional paid-in capital	176,866	174,684
Accumulated deficit	(180,780)	(178,316)

Total stockholders’ deficiency	(3,842)	(3,560)

Total liabilities and stockholders’ deficiency	$1,633	$2,196

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$2,215	$3,528	$8,205	$9,987

Costs and operating expenses:
Cost of revenues	1,524	2,806	5,879	7,846
Research and development expenses	366	350	1,258	1,116
Selling and marketing expenses	424	206	1,546	681
General and administrative expenses	407	596	775	1,773
Accrual for contingency	-	176	-	176
Accrual for commercial rent tax	-	-	300	-
Depreciation and amortization	36	77	141	299

Total costs and operating expenses	2,757	4,211	9,899	11,891
Loss from operations	(542)	(683)	(1,694)	(1,904)
Interest expense, net	329	39	761	91
Loss before income taxes	(871)	(722)	(2,455)	(1,995)
Income taxes	1	7	9	19
Net loss	$(872)	$(729)	$(2,464)	$(2,014)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,222,622	72,273,525	72,209,442

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss for the period	$(2,464)	$(2,014)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Depreciation of property and equipment	141	299
Amortization related to convertible notes	507	-
Stock-based compensation	266	314
Tax provision	(158)	-
Accumulated interest on short-term loan	154	-
Accrual for commercial rent tax	300	-
Provision for losses on accounts receivable	146	3
(Decrease) increase in liability for severance pay, net	(31)	18
Exchange rates differences on deposits, net	2	(10)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	247	(252)
Decrease (increase) in prepaid expenses and other current assets	16	(21)
Increase in inventory	(6)	-
Decrease in accounts payable and accrued expenses	(220)	(350)
Decrease in deferred revenues	(144)	(45)
Decrease in other current liabilities	(766)	(295)
	454	(339)
Net cash used in operating activities	(2,010)	(2,353)

Cash flows from investing activities:
Purchase of property and equipment	(99)	(69)
Increase in short-term investments	2	(2)
Net cash used in investing activities	(97)	(71)

Cash flows from financing activities:
Release of restricted cash	30	157
Short-term loan from a related party	2,000	1,500
Payment of capital leases	(7)	(122)
Net cash provided by financing activities	2,023	1,535

Decrease in cash and cash equivalents	(84)	(889)
Cash and cash equivalents at beginning of period	308	1,514
Cash and cash equivalents at end of period	$224	$625

	Nine Months Ended September 30,
	2011	2010
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$47	$20

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC on March 17, 2011, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 16, 2011, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 15, 2011, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2010 fiscal year and through the date of this Report.

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  The Company and its subsidiaries have entered into four loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings has agreed to provide the Company with loans in the aggregate principal amount of $4,100,000.  The initial Loan and Security Agreement was entered into on March 1, 2010, and the Company has drawn the maximum principal amount available under the initial Loan and Security Agreement.  On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings with a maximum principal amount of $1,000,000, and the Company has drawn the maximum principal amount available under the Second Loan Agreement.  In connection with the Second Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $0.1312 per share.  On March 2, 2011, the Company and its subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,600,000.  Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by the Company in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the Company’s common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with the Company’s entering into the Third Loan Agreement, D4 Holdings and the Company entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012.  In connection with the Third Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.096 per share.  The Company has drawn the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of the Company’s common stock. On September 12, 2011, the Company and its subsidiaries entered into the Fourth Loan and Security Agreement, or the “Fourth Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $300,000.  As of September 30, 2011, the Company had received an advance of $100,000 from D4 Holdings pursuant to a notice of borrowing under the Fourth Loan Agreement.

As of September 30, 2011, the Company had negative working capital equal to approximately $4.2 million as well as negative stockholders’ equity equal to approximately $3.8 million. The Company believes that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash (in addition to any further amounts it may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. The Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets.  If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution.  New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

Due to the Company’s inability to generate sufficient cash flows from operations and the limited availability of additional loan advances under the Fourth Loan Agreement, the Company believes that, unless it effects a significant restructuring and materially reduces its costs and expenses, its current cash and cash equivalents will not satisfy its current projected cash requirements beyond January 2012. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

In addition, unless the Company effects such a significant restructuring and materially reduces its costs and expenses, based on currently projected cash flows the Company believes that it will be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due.  If D4 Holdings is not willing to waive compliance or otherwise modify the Company’s obligations such that the Company is able to avoid defaulting on such obligations, D4 Holdings could accelerate the maturity of the Company’s debts due to it.  Further, because D4 Holdings has a lien on all of the Company’s assets to secure the Company’s obligations under the loan agreements, D4 Holdings could take actions under the loan agreements and seek to take possession of or sell the Company’s assets to satisfy the Company’s obligations thereunder. Any of these actions would likely have an immediate material adverse effect on the Company’s business, financial condition or results of operations.

Due to the Company’s ongoing losses and reduction in cash, the Company initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, the Company instituted a reduction in force and decreased the number of full time employees from approximately 53 to 37, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties.

In view of the Company’s current cash resources, nondiscretionary expenses, debt and near term debt service obligations, the Company may begin to explore all strategic alternatives available to it, including, but not limited to, a sale or merger of the Company, a sale of its assets, recapitalization, partnership, debt or equity financing, voluntary deregistration of its securities, financial reorganization, liquidation and/or ceasing operations.  In the event that it is unable to secure additional funding, the Company may determine that it is in its best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.  Seeking relief under the U.S. Bankruptcy Code, even if the Company is able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between the Company and its existing and potential customers, employees, and others. Further, if the Company was unable to implement a successful plan of reorganization, the Company might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.  There can be no assurance that exploration of strategic alternatives will result in the Company pursuing any particular transaction or, if the Company pursues any such transaction, that it will be completed.

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

Sales to material customers representing ten percent or more of total revenues for each of the three months ended September 30, 2011 and 2010, and accounts receivable as of September 30, 2011, and December 31, 2010, were as follows:

Customer	Revenues		Accounts Receivable
	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	As of September 30, 2011	As of December 31, 2010
Reseller A	-	48%	-	47%
Reseller B	35%	15%	9%	7%
Reseller C	6%	1%	18%	1%
Service Provider A	11%	10%	39%	26%

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

Options to purchase 4,410,000 shares of the Company’s common stock were granted during the three months ended September 30, 2011.

3.	Commitments and Contingencies

Lease Commitments

The Company leases its executive offices at 224 West 35th Street, New York, N.Y.  The term of the lease expired on August 31, 2011, and the Company is continuing to lease the offices on a monthly basis through November 2011. The Company is currently looking for a suitable new location for its offices. Rent expense, net, for the three months ended September 30, 2011, was $6,150.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company, leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  The term of the lease is until June 30, 2012, with an option for the subsidiary to extend the lease through June 30, 2015.  Rent expense, net for the subsidiary for the three months ended September 30, 2011, was $46,000.

Legal Proceedings

On August 31, 2010, the U.S. Department of Homeland Security, or the DHS, seized approximately $176,000 held in the Company’s bank accounts in connection with its investigation into the activities of certain of the Company’s resellers.  In subsequent conversations with the Assistant United States Attorney for the Eastern District of New York, or the U.S. Attorney, which is assisting the DHS in the investigation, the Company was informed that the government suspects that these resellers were engaged in money laundering activities. In addition, the U.S. Attorney stated that the Company failed to file certain reports of cash payments under applicable law.  The Company is opposing this seizure, and on October 12, 2010, it filed a petition with the DHS for the return of the money.  On February 4, 2011, the Company’s petition was denied, and on February 22, 2011, the Company presented an offer of compromise. On November 1, 2011, the Company was notified that its offer had been denied. The Company has the right to seek judicial action or present a revised offer of compromise by November 30, 2011, and has begun informal discussions with officials at the DHS as to the terms of an offer of compromise that would be acceptable to the DHS and the Company.  In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], the Company accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized. Any recovery of the seized amounts would be recognized as a reversal of the loss recognized.

On July 5, 2011, the Company received a notice from the New York City Department of Finance, or the Department of Finance, which claimed that the Company had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that the Company had leased during that time. The notice stated that the Company is obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns.  The Company has engaged outside counsel, which has begun discussions with the Department of Finance, and is contesting the assessment and simultaneously attempting to negotiate a significant reduction in the amounts to be paid.  The final outcome of this assessment and our negotiations cannot be determined at this time. In the event that the Company is required to pay all or most of the amounts claimed by the Department of Finance this would have a material adverse effect on the Company’s financial condition. The Company has recorded $300,000 as a provision for commercial rent tax.

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

The Company paid approximately $47,000 of state and local taxes and other fees during the three months ended September 30, 2011. To the extent the Company increases the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

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

 In February 2011, the Company’s then-largest reseller temporarily suspended its operations and conducting business with the Company due to the recent unrest in the Middle East and ongoing instability and operating difficulties caused by such unrest. At that time this reseller owed the Company approximately $196,000 for services it had rendered, and the Company recorded a provision of the entire outstanding amount for losses on accounts receivable. In September 2011, this reseller paid the Company $50,000 towards the outstanding amount, and the Company reduced the provision for losses on accounts receivable for the three months ended September 30, 2011, by such amount.

In October 2011, this reseller paid the Company an additional $100,000 towards the outstanding amount. The Company intends to reduce the provision for losses on accounts receivable for the three months ending December 31, 2011, by such amount and in the amount of any additional payments towards the outstanding amount that this reseller may make during such time.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf.  Words such as “may,” “expect,” “anticipate,” “forecast,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following:

•	our ability to obtain additional capital in the near term to finance operations;
•	our ability to reduce our costs and expenses and expand our revenues;
•	our ability to meet our obligations under outstanding indebtedness, and the impact of any remedies our secured lender may seek thereunder;
•	our ability to successfully pursue strategic alternatives in the event we are unable to obtain additional financing in the near term;
•
our ability to retain key personnel and employees needed to support our services and ongoing operations and our ability to continue to effectively maintain our ongoing operations, especially following the reduction in force that we recently effected;

•	our dependence on a small number of key customers for a significant percentage of our revenue;
•	decreasing rates of all related telecommunications services;
•	the public’s acceptance of Voice over Internet Protocol, or VoIP, telephony, and the level and rate of customer acceptance of our new products and services;
•	the competitive environment of VoIP telephony and our ability to compete effectively;
•	fluctuations in our quarterly financial results;
•	our ability to maintain and operate our computer and communications systems without interruptions or security breaches;
•	our ability to operate in international markets;
•	our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of equipment owned and operated by third parties;
•	the uncertainty of future governmental regulation;
•	our ability to successfully seek the return of substantially all of the funds seized by the Department of Homeland Security;
•	the outcome of our discussions with the New York City Department of Finance regarding the outstanding commercial rent tax, interest and penalties it claims we owe;
•
the impact of continuing unrest in the Middle East on our customers doing business in that region, as well as the ability of certain of our major customers operating in that region to resume or continue operations;

•	our ability to protect our intellectual property against infringement by others, and the costs and diversion of resources
•	relating to any claims that we infringe the intellectual property rights of third parties;
•	our ability to comply with governmental regulations applicable to our business;
•	the need for ongoing product and service development in an environment of rapid technological change; and other risks referenced from time to time in our filings with the SEC.

For a more complete list and description of such risks and uncertainties, as well as other risks, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 17, 2011, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 16, 2011, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 15, 2011.  Except as required under the federal securities laws and the rules and regulations promulgated thereunder, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the filing of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

As of September 30, 2011, we had negative working capital equal to approximately $4.2 million as well as negative stockholders’ equity equal to approximately $3.8 million. We believe that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets.

Due to our inability to generate sufficient cash flows from operations and the limited availability of additional loan advances under the Fourth Loan Agreement, we believe that, unless we effect a significant restructuring and materially reduces our costs and expenses, our current cash and cash equivalents will not satisfy our current projected cash requirements beyond January 2012. As a result, there is substantial doubt about our ability to continue as a going concern.

In addition, unless we effect such a significant restructuring and materially reduce our costs and expenses, based on currently projected cash flows we believe that we will be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due.  If D4 Holdings is not willing to waive compliance or otherwise modify our obligations such that we are able to avoid defaulting on such obligations, D4 Holdings could accelerate the maturity of our debts due to it.  Further, because D4 Holdings has a lien on all of our assets to secure our obligations under the loan agreements, D4 Holdings could take actions under the loan agreements and seek to take possession of or sell our assets to satisfy the Company’s obligations thereunder. Any of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut our operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 37, reduced the salaries of all remaining employees by five percent, and decreased our non-material expenses as well as payments to be made to vendors and other third parties.

In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we may begin to explore all strategic alternatives available to us, including, but not limited to, a sale or merger of our company, a sale of our assets, recapitalization, partnership, debt or equity financing, voluntary deregistration of its securities, financial reorganization, liquidation and/or ceasing operations.  In the event that we are unable to secure additional funding, we may determine that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.  Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.  There can be no assurance that exploration of strategic alternatives will result in our company pursuing any particular transaction or, if we pursue any such transaction, that it will be completed.

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

Political Factors: Our operations and earnings have been, and may in the future be, affected from time to time in varying degree by political instability, social unrest (including the recent and continuing social unrest in the Middle East) and by other political developments and laws and regulations, such as: telecommunications regulations; war, civil war, armed conflict, terrorism and other international conflicts; restrictions on production, imports and exports; price controls; tax increases and retroactive tax claims; expropriation of property; and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable. At the same time, VoIP is becoming legal in more countries as governments seek to increase competition, and this helps us as service providers and resellers seek to meet their customers’ telecommunications needs with newly available solutions. Both the likelihood of VoIP legalization and its overall effect upon us vary greatly from country to country and are not predictable.

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

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. All revenues are recognized at the time the services are performed. The provision of video and voice-over-IP products and services through our resellers and service provider divisions accounted for approximately 71% and 91% of our total revenues for the three months ended September 30, 2011 and 2010, respectively, and the provision of VoIP telephony through our direct-to-consumer division accounted for approximately 28% and 8% of our total revenues for the three months ended September 30, 2011 and 2010, respectively.

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

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to September 30, 2011.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of September 30, 2011, we had net operating losses, or NOLs, generated in the U.S. of approximately $165 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009.  The NOLs will expire at various dates between 2011 and 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

Results of Operations - Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

Revenues

Revenues decreased by approximately $1.3 million, or 37.1%, to approximately $2.2 million for the three months ended September 30, 2011, from approximately $3.5 million for the three months ended September 30, 2010. Revenues declined even though during this period the number of minutes carried by our network increased by approximately 16% to approximately 93 million minutes for the three months ended September 30, 2011, from approximately 80 million minutes for the corresponding period in 2010.  This was due to a change in the relative mix of the destinations of the calls placed over our network, with a higher percentage of calls being made during the three months ended September 30, 2011, to destinations for which we charge significantly lower rates than during the three months ended September 30, 2010. This was caused, in large part, by the temporary cessation of services to our then-largest reseller beginning in February 2011, for which we terminated a large number of calls to higher-rate destinations. In September 2011, this reseller resumed operations and conducting business with our company. We believe that this reseller will become a material customer of the company again beginning in the fourth quarter of 2011.

Revenues generated by our reseller division decreased by approximately $1.5 million, or 51.9%, to approximately $1.3 million for the three months ended September 30, 2011, from approximately $2.8 million for the three months ended September 30, 2010. This was primarily due to our then-largest reseller (which accounted for revenues of approximately $1.7 million for the three months ended September 30, 2010) temporarily suspending its operations and conducting business with our company beginning in February 2011 due to the recent unrest in the Middle East and ongoing instability and operating difficulties caused by such unrest. At that time this reseller owed us approximately $196,000 for services we had rendered, and we recorded a provision of the entire outstanding amount for losses on accounts receivable. In September 2011, this reseller paid us $50,000 towards the outstanding amount, and we reduced the provision for losses on accounts receivable for the three months ended September 30, 2011, by such amount. In October 2011, this reseller paid us an additional $100,000 towards the outstanding amount.

This decrease in revenues was partially offset by an increase of approximately $260,000 in revenues generated by our current-largest reseller over the corresponding period. Our two largest resellers accounted for approximately 70.4% of the revenue generated from our reseller division and approximately 40.6% of our total revenue during the three months ended September 30, 2011.  By comparison, our two largest resellers accounted for approximately 80.0% of the revenue generated from our reseller division and approximately 62.9% of our total revenue during the three months ended September 30, 2010.

Revenues generated by our service provider division decreased by approximately $145,000, or 33.4%, from approximately $431,000 for the three months ended September 30, 2010, to approximately $286,000 for the three months ended September 30, 2011. This decrease was mostly due to the termination of service to Ojo Service, LLC that occurred at the beginning of the third quarter of 2011 as a result of Ojo Service ceasing to provide service to its customers.

Sales to direct consumers increased by approximately $331,000, or 113%, to approximately $622,000 for the three months ended September 30, 2011, from approximately $291,000 for the three months ended September 30, 2010. Revenues generated through our iConnectHere offering declined by approximately $73,000 from approximately $272,000 for the three months ended September 30, 2010, to approximately $199,000 for the three months ended September 30, 2011. This was offset by the revenues generated by our joip Mobile offering, which increased from $0 for the three months ended September 30, 2010, to approximately $406,000 for the three months ended September 30, 2011, primarily as a result of the sales agency agreement we entered into with ACN and the introducer agreement we entered into with ACN Europe.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $1.3 million, or 46.4%, from approximately $2.8 million for the three months ended September 30, 2010, to approximately $1.5 million for the three months ended September 30, 2011. Our network rent cost remained approximately $300,000 and our termination cost decreased by approximately $1.4 million, or 52.2%, from approximately $2.4 million for the three months ended September 30, 2010, to approximately $1.0 million for the three months ended September 30, 2011. The main reason for the decrease in cost of revenues was the reduction in our termination costs, which was caused by a decrease in the rates we paid to our termination providers, despite an increase in the amount of traffic being terminated over our network.

Research and development expenses. Research and development expenses increased by approximately $16,000, or 4.6%, from approximately $350,000 for the three months ended September 30, 2010, to approximately $366,000 for the three months ended September 30, 2011. The main reason for the increase was the growth in the number of employees in our research and development department, as well as higher salary expenses for our employees in such department. As a percentage of revenues, research and development expenses increased to 16.5% for the three months ended September 30, 2011, from 9.9% for the three months ended September 30, 2010.

Selling and marketing expenses. Selling and marketing expenses increased by approximately $218,000, or 106%, to approximately $424,000 for the three months ended September 30, 2011, from approximately $206,000 for the three months ended September 30, 2010. The main reason for the increase was salaries paid to new members of our sales and marketing department and commissions accrued to be paid to ACN in connection with the ACN Mobile World offering. As a percentage of revenues, selling and marketing expenses increased to 19.1% for the three months ended September 30, 2011, from 5.8% for the three months ended September 30, 2010.

General and administrative expenses. General and administrative expenses decreased by approximately $189,000 to approximately $407,000 for the three months ended September 30, 2011, from approximately $596,000 for the three months ended September 30, 2010. During the three months ended September 30, 2011, we reversed $50,000 from the provision of $196,000 for losses on accounts receivable we had previously recorded in connection with outstanding amounts owed to us by one of our resellers. Excluding this reversal of a portion of our reserve, our general and administrative expenses would have decreased in the three months ended September 30, 2011, by approximately $139,000 from the three months ended September 30, 2010, primarily due to a reallocation of our human resources and a resulting adjustment of our cost allocation that occurred in the fourth quarter of 2010.

Depreciation and amortization.   Depreciation and amortization decreased by approximately $41,000, or 53.2%, from approximately $77,000 for the three months ended September 30, 2010, to approximately $36,000 for the three months ended September 30, 2011. This was caused by a decline in the value of our fixed assets during this period.

Loss from Operations

For the three months ended September 30, 2011, we recorded loss from operations of approximately $542,000 compared to a loss from operations of approximately $683,000 for the three months ended September 30, 2010, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $329,000 for the three months ended September 30, 2011, compared to approximately $39,000 for the three months ended September 30, 2010. This was due primarily to interest accrued to be paid to D4 Holdings under our loan agreements with D4 Holdings, and the expense recorded for the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement.

Income Taxes, Net

We recorded net income tax expenses of approximately $1,000 for the three months ended September 30, 2011, compared to approximately $7,000 for the three months ended September 30, 2010.

Net Loss

For the three months ended September 30, 2011, we recorded a net loss of approximately $872,000 compared to a net loss of approximately $729,000 for the three months ended September 30, 2010, due to the factors set forth above.

Results of Operations - Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

Revenues

Revenues decreased by approximately $1.8 million, or 18.0%, to approximately $8.2 million for the nine months ended September 30, 2011, from approximately $10.0 million for the nine months ended September 30, 2010. Revenues declined even though during this period the number of minutes carried by our network increased by approximately 26.8% to approximately 279 million minutes from approximately 220 million minutes for the corresponding period of 2010. This was due to a change in the relative mix of the destinations of the calls placed over our network, with a higher percentage of calls being made during the nine months ended September 30, 2011, to destinations for which we charge significantly lower rates than during the nine months ended September 30, 2010. This was caused, in large part, by the temporary cessation of services to our then-largest reseller beginning in February 2011, for which we terminated a large number of calls to higher-rate destinations. In September 2011, this reseller resumed operations and conducting business with our company. We believe that this reseller will become a material customer of the company again beginning the three months ended December 31, 2011.

Revenues generated by our reseller division decreased by approximately $2.5 million, or 31.6%, to approximately $5.4 million for the nine months ended September 30, 2011, from approximately $7.9 million for the nine months ended September 30, 2010. This was primarily due to our then-largest reseller (which accounted for revenues of approximately $4.6 million and $1.4 million for the nine months ended September 30, 2010, and 2011, respectively) temporarily suspending its operations and conducting business with our company beginning in February 2011 due to the recent unrest in the Middle East and ongoing instability and operating difficulties caused by such unrest. At that time this reseller owed us approximately $196,000 for services we had rendered, and we recorded a provision of the entire outstanding amount for losses on accounts receivable. In September 2011, this reseller paid us $50,000 towards the outstanding amount, and we reduced the provision for losses on accounts receivable for the nine months ended September 30, 2011, by such amount. In October 2011, this reseller paid us an additional $100,000 towards the outstanding amount.

This decrease in revenues was partially offset by an increase of approximately $1.1 million in revenues generated by our current-largest reseller over the corresponding period. Our two largest resellers accounted for approximately 71.8% of the revenue generated from our reseller division and approximately 47.1% of our total revenue during the nine months ended September 30, 2011. By comparison, our two largest resellers accounted for approximately 75.2% of the revenue generated from our reseller division and approximately 59.2% of our total revenue during the nine months ended September 30, 2010.

Revenues generated by our service provider division increased by approximately $30,000, or 2.8%, from approximately $1.06 million for the nine months ended September 30, 2010, to approximately $1.09 million for the nine months ended September 30, 2011. This increase was mostly due to the revenues generated from the service agreement we signed with ACN Korea pursuant to which we provide digital video and voice-over-IP services in Korea, which accounted for revenues of approximately $187,000 for the nine month period ended September 30, 2011, including $100,000 in one-time development fees. We also received $40,000 in one-time development fees from some of our other service provider clients. This increase was offset by a decrease of approximately $200,000 in revenues due to termination of service to Ojo Service that occurred at the beginning of the third quarter of 2011 as a result of Ojo Service ceasing to provide service to its customers as well as a decline in revenues from some of our other service provider clients.

Sales to direct consumers increased by approximately $600,000, or 60%, to approximately $1.6 million for the nine months ended September 30, 2011, from approximately $1.0 million for the nine months ended September 30, 2010. Revenues generated through our iConnectHere offering declined by approximately $266,000 from approximately $966,000 for the nine months ended September 30, 2010, to approximately $700,000 for the nine months ended September 30, 2011. This was offset by the revenues generated by our joip Mobile offering, which increased from $0 for the nine months ended September 30, 2010, to approximately $874,000 for the nine months ended September 30, 2011, primarily as a result of the sales agency agreement we entered into with ACN and the introducer agreement we entered into with ACN Europe.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $1.9 million, or 24.4%, from approximately $7.8 million for the nine months ended September 30, 2010, to approximately $5.9 million for the nine months ended September 30, 2011. Our network rent cost remained approximately $891,000 and our termination cost decreased by approximately $1.9 million, or 29.7%, from approximately $6.4 million for the nine months ended September 30, 2010 to approximately $4.5 million for the nine months ended September 30, 2011. The main reason for the decrease in cost of revenues was the reduction in our termination costs, which was caused by a decrease in the rates we paid to our termination providers, despite an increase in the amount of traffic being terminated over our network.

Research and development expenses. Research and development expenses increased by approximately $200,000, or 18.2%, from approximately $1.1 million for the nine months ended September 30, 2010, to approximately $1.3 million for the nine months ended September 30, 2011. The main reason for the increase was the growth in the number of employees in our research and development department, as well as higher salary expenses for our employees in such department. As a percentage of revenues, research and development expenses increased to 15.3% for the nine months ended September 30, 2011, from 11.2% for the nine months ended September 30, 2010.

Selling and marketing expenses. Selling and marketing expenses increased by approximately $865,000, or 127%, to approximately $1.5 million for the nine months ended September 30, 2011, from approximately $681,000 for the nine months ended September 30, 2010. The main reason for the increase was salaries paid to new members of our sales and marketing department and commissions accrued to be paid to ACN in connection with the ACN Mobile World offering. As a percentage of revenues, selling and marketing expenses increased to 18.8% for the nine months ended September 30, 2011, from 11.2% for the nine months ended September 30, 2010.

General and administrative expenses. General and administrative expenses decreased by approximately $1.0 million to approximately $800,000 for the nine months ended September 30, 2011, from approximately $1.8 million for the nine months ended September 30, 2010. This was due primarily to a reversal of an accrual of $706,000 for expenses expected to arise from our litigation with Centre One and the reversal of an accrual for tax liability of $158,000. This was partially offset by $146,000 we recorded as a provision for losses on accounts receivable in connection with outstanding amounts owed to us by one of our resellers. Excluding these items, our general and administrative expenses would have decreased in the nine months ended September 30, 2011, by approximately $280,000 from the nine months ended September 30, 2010, primarily due to a reallocation of our human resources and a resulting adjustment of our cost allocation that occurred in the fourth quarter of 2010.

Accrual for commercial rent tax.  For the nine months ended September 30, 2011, we recorded $300,000 as a provision for tax liability. On July 5, 2011, we received a notice from the Department of Finance, which claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that we had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns.

Depreciation and amortization.   Depreciation and amortization decreased by approximately $158,000, or 52.8%, from approximately $299,000 for the nine months ended September 30, 2010, to approximately $141,000 for the nine months ended September 30, 2011. This was caused by a decline in the value of our fixed assets during this period.

Loss from Operations

For the nine months ended September 30, 2011, we recorded loss from operations of approximately $1.7 million  compared to a loss from operations of approximately $1.9 million for the nine months ended September 30, 2010, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $761,000 for the nine months ended September 30, 2011, compared to approximately $91,000 for the nine months ended September 30, 2010. This was due primarily to interest paid or accrued to be paid to D4 Holdings under our loan agreements with D4 Holdings, and the expense recorded for the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement.

Income Taxes, Net

We recorded net income tax expenses of approximately $9,000 for the nine months ended September 30, 2011, compared to approximately $19,000 for the nine months ended September 30, 2010.

Net Loss

For the nine months ended September 30, 2011, we recorded a net loss of approximately $2.5 million compared to a net loss of approximately $2.0 million for the nine months ended September 30, 2010, due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our recent losses from operations. For the nine months ended September 30, 2011, we recorded a net loss from operations of approximately $1.7 million compared to a net loss of approximately $1.9 million for the nine months ended September 30, 2010.  To date, we have an accumulated deficit of approximately $181 million.

As of September 30, 2011, we had cash and cash equivalents of approximately $224,000 and restricted cash and short-term investments of approximately $135,000, or a total of cash, cash equivalents and restricted cash of $359,000, a decrease of $116,000 from December 31, 2010. The decrease in cash, restricted cash, and short and long term investments was primarily caused by approximately $2.0 million in net cash used in operating activities during the nine months ended September 30, 2011.  Our average monthly cash burn during the nine months ended September 30, 2011, was approximately $220,000.  We believe that, as a result of the recent restructuring and cost-cutting measures we have implemented our monthly cash burn during the three months ended December 31, 2011, will be approximately $80,000.

Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $2.0 million and $2.4 million during the nine months ended September 30, 2011 and 2010, respectively.  The decrease in our cash generated from operating activities was primarily driven by an increase in our net loss, accrual for commercial rent tax of $300,000, provision for losses on accounts receivable of $146,000 and amortization of $507,000 related to convertible notes, offset by a decrease in accounts payables and other current liabilities of $341,000.

Net cash used in investing activities is generally driven by our capital expenditures and changes in our short and long-term investments. For the nine months ended September 30, 2011, we expensed $99,000 for purchases of new equipment, compared to $69,000 we expensed for purchases of new equipment for the nine months ended September 30, 2010.

Financing cash flows have historically consisted primarily of payments of capital leases and proceeds from the exercise of options we have granted to our employees and directors. In February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold to D4 Holdings an aggregate of 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock for an aggregate purchase price of $1.2 million. In addition, on March 1, 2010, we and our subsidiaries entered into the First Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries a line of credit in a principal amount of $1.2 million.   On August 10, 2010, we and our subsidiaries entered into the Second Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $1.0 million. In connection with the Second Loan Agreement, we issued D4 Holdings a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.1312 per share. We have drawn down all amounts available to be borrowed under the first two lines of credit. On March 2, 2011, we and our subsidiaries entered into the Third Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $1.6 million.  Pursuant to the terms of the Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of our common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with our entering into the Third Loan Agreement, D4 Holdings and we entered into an amendment of the First Loan Agreement pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012.  In connection with the Third Loan Agreement, we issued D4 Holdings a warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.096 per share.  We have drawn down an aggregate of $1,600,000 from D4 Holdings pursuant to notices of borrowing under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of our common stock. On September 12, 2011, we and our subsidiaries entered into the Fourth Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $300,000.  We have received advances of an aggregate of $150,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

There were no options exercised by our employees or directors during the three months ended September 30, 2011. For the nine months ended September 30, 2011 and 2010, we paid approximately $7,000 and $122,000, respectively, for capital leases.

As discussed above under Note 3 of the Notes to the Condensed Consolidated Financial Statements contained in this report, the Department of Homeland Security, or the DHS, seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers.  We are opposing this seizure, and on October 12, 2010, we filed a petition with the DHS for the return of the money. On February 4, 2011, our petition was denied, and on February 22, 2011, we presented an offer of compromise. On November 1, 2011, we were notified that our offer had been denied. We have the right to seek judicial action or present a revised offer of compromise by November 30, 2011, and have begun informal discussions with officials at the DHS as to the terms of an offer of compromise that would be acceptable to the DHS and us. Our inability to access these funds has had a material impact on our cash position and liquidity.  In the event that we are unsuccessful in effecting the return of substantially all of the seized funds, this would have a material adverse effect on our business, liquidity and financial condition.

In addition, at the end of February 2011 our then-largest reseller temporarily suspended its operations and conducting business with our company due to the recent unrest in the Middle East and ongoing instability and operating difficulties caused by such unrest. At that time this reseller owed us approximately $196,000 for services we had rendered, and we recorded a provision of the entire outstanding amount for losses on accounts receivable. In September 2011, this reseller paid us $50,000 towards the outstanding amount, and we reduced the provision for losses on accounts receivable by such amount. In October 2011, this reseller paid us an additional $100,000 towards the outstanding amount. Also in September 2011, this reseller resumed operations and conducting business with our company. We believe that this reseller will become a material customer of the company again beginning in the fourth quarter of 2011.

On July 5, 2011, we received a notice from the Department of Finance, which claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that the company had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns. We have engaged outside counsel, which has begun discussions with the Department of Finance, and we are contesting the assessment and simultaneously attempting to negotiate a significant reduction in the amounts to be paid.  The final outcome of this assessment and our negotiations cannot be determined at this time. In the event that we are required to pay all or most of the amounts claimed by the Department of Finance this would have a material adverse effect on our financial condition and liquidity. We previously recorded $300,000 as a provision for commercial rent tax.

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

As of September 30, 2011, we had negative working capital equal to approximately $4.2 million as well as negative stockholders’ equity equal to approximately $3.8 million. We believe that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to return to positive cash flow before we require additional capital (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term.  We may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets.

Due to our inability to generate sufficient cash flows from operations and the limited availability of additional loan advances under the Fourth Loan Agreement, we believe that, unless we effect a significant restructuring and materially reduces our costs and expenses, our current cash and cash equivalents will not satisfy our current projected cash requirements beyond January 2012. As a result, there is substantial doubt about our ability to continue as a going concern.

In addition, unless we effect such a significant restructuring and materially reduce our costs and expenses, based on currently projected cash flows we believe that we will be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due. If D4 Holdings is not willing to waive compliance or otherwise modify our obligations such that we are able to avoid defaulting on such obligations, D4 Holdings could accelerate the maturity of our debts due to it.  Further, because D4 Holdings has a lien on all of our assets to secure our obligations under the loan agreements, D4 Holdings could take actions under the loan agreements and seek to take possession of or sell our assets to satisfy the Company’s obligations thereunder. Any of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut our operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 37, reduced the salaries of all remaining employees by five percent, and decreased our non-material expenses as well as payments to be made to vendors and other third parties.

In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we may begin to explore all strategic alternatives available to us, including, but not limited to, a sale or merger of our company, a sale of our assets, recapitalization, partnership, debt or equity financing, voluntary deregistration of its securities, financial reorganization, liquidation and/or ceasing operations.  In the event that we are unable to secure additional funding, we may determine that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code.  Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.  There can be no assurance that exploration of strategic alternatives will result in our company pursuing any particular transaction or, if we pursue any such transaction, that it will be completed.

Off-Balance Sheet Arrangements

None.

Contingencies

For a discussion of contingencies, see Note 3 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of September 30, 2011, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material changes to our Legal Proceedings as described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 17, 2011, and as supplemented by our Quarterly Report on Form 10-Q for the period ended March 31, 2011, and our Quarterly Report on Form 10-Q for the period ended June 30, 2011, except as described below.

On November 1, 2011, we were notified by the DHS that our offer of compromise had been denied. We have the right to seek judicial action or present a revised offer of compromise by November 30, 2011, and have begun informal discussions with officials at the DHS as to the terms of an offer of compromise that would be acceptable to the DHS and us.

We are not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

Item 6.    Exhibits.

See Exhibit Index on page 24 for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: November 9, 2011	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Chief Executive Officer, President and Senior Vice President of Operations and Technology (Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Arie Rand
Name: Arie Rand
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1
Promissory Note, dated September 12, 2011, by deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. in favor of D4 Holdings, LLC in a principal amount of $300,000 (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2011).

10.1	Amendment No. 4 to Executive Employment Agreement among deltathree, Inc., Delta Three Israel, Ltd. and Effi Baruch, dated as of August 17, 2011.

10.2	Amendment No. 2 to Offer of Employment Letter between Delta Three Israel, Ltd. and Arie Rand, dated August 17, 2010.

10.3
Fourth Loan and Security Agreement, dated as of September 12, 2011, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2011).

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