Form 10-K
period 2011-12-31
DELTATHREE INC
filed 2012-03-28
CIK 1086740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number: 000-28063

deltathree, Inc.

(Exact name of registrant as specified in charter)

Delaware	13-4006766
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

26 Avenue at Port Imperial, Suite #108, West New York, New Jersey	07093
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 500-4850

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which the Securities are Registered
Common Stock, par value $0.001 per share	OTCQB

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing bid of the Common Stock as reported by the OTCQB on June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $2,974,637.25. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 10% or more of the Registrant's Common Stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

As of March 20, 2012, the Registrant had outstanding 72,273,525 shares of Common Stock, par value $0.001 per share.

Documents incorporated by reference: None

DELTATHREE, INC.

2011 ANNUAL REPORT ON FORM 10-K

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

In April 2011 we entered into an introducer agreement with ACN Europe B.V., a wholly-owned subsidiary of ACN, pursuant to which ACN Europe refers potential customers in different countries in Europe to a private label version of joip Mobile sold under the ACN Mobile World brand. In November 2011 we entered into a service agreement with Momentis U.S. Corp., a multi-level marketing company, pursuant to which Momentis refers potential customers in North America to a co-branded offering of joip Mobile and other consumer VoIP products and services.

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

From an operational standpoint, in 2011 we continued to focus our near-term strategy and market initiatives on growing our service provider and digital next generation communications offerings while still supporting our core VoIP reseller and direct-to-consumer business segments.

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

On March 1, 2010, we and our subsidiaries entered into a Loan and Security Agreement, or the “First Loan Agreement”, with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries a line of credit in a principal amount of $1,200,000.   On August 10, 2010, we and our subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and subsidiaries an additional line of credit in a principal amount of $1,000,000. In connection with the Second Loan Agreement, we issued D4 Holdings a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.1312 per share. We have drawn down all amounts available to be borrowed under the two lines of credit. On March 2, 2011, we and our subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and its subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by us in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the our common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with our entering into the Third Loan Agreement, D4 Holdings and we entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and then subsequently extended by oral agreement of the parties to July 1, 2012. In connection with the Third Loan Agreement, we issued D4 Holdings a warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.096 per share. We have drawn down the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of our common stock. On September 12, 2011, we and our subsidiaries entered into the Fourth Loan and Security Agreement, or the “Fourth Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $300,000. To date we have received advances in the aggregate amount of $200,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

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

Our Products and Services

Products

We have built a privately-managed, global network using IP technology and offer our customers a suite of IP video and voice products. Our products include:

joip Mobile Application.  Our joip Mobile application is a cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks. Cellular operating systems supported by joip Mobile currently include the iPhone, Google Android. Nokia Symbian and Blackberry.

Digital Video and Voice-over-IP Services. Through the use of our network we offer a white-label solution in which our customers have the ability to customize, implement and rapidly launch digital next generation communications offerings with minimal risk and investment.  For our potential partners, we offer a full spectrum of service provider back-end support services, including network management, billing, provisioning, e-commerce as well as custom web and application development.

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

The provision of VoIP products and services through our service provider and reseller sales channel and our direct-to-consumer channel accounted for 75.4% and 23.3% of our total revenues in 2011, respectively.

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

Direct-to-Consumer Channel

Our direct-to-consumer channel includes our joip Mobile application (which is a cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks). iConnectHere offering, which provides VoIP products and services directly to consumers and small businesses online, and our joip offering, which serves as the exclusive VoIP service provider embedded in the Globarange cordless phones of Panasonic.

joip Mobile.  joip Mobile is our new cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks. We market and sell joip Mobile directly to consumers as well as through affiliates and our affiliate program. In addition, ACN sells a private label version of joip Mobile under the ACN Mobile World brand.

Other Consumer Offerings. Our other consumer offerings, including iConnectHere and joip, demonstrate our products, services and hosting capabilities to our reseller customers and service providers. Through our other consumer offerings, an account holder can access all of our product offerings, including Broadband Phone and PC-to-Phone. Additionally, our consumer offerings permit us to collect usage information on our products and services and enables us to provide our service provider and reseller customers with key information and recommendations regarding implementation of our products and services.

Through our other consumer offerings, consumer users can:

•	sign up for any of our services, including Broadband Phone, PC-to-Phone and our joip offering;
•	download our software and/or order IP-based Broadband Phone devices;
•	recharge their accounts, either by entering their credit card information or authorizing automatic recharging;
•	send a PC-to-Phone call;
•	check real-time billing and usage information;
•	communicate by e-mail with a customer service representative; and
•	view answers to frequently-asked questions.

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

Sales and Marketing

We sell and market our products and services through our service provider and reseller channel and our direct-to-consumer channel. In general, our sales and marketing activities include:

•	developing, deploying and supporting local-specific product features and services, such as multiple language capabilities, different currency capabilities, and various payment methods;
•	engaging in strategic relationships with customers (including licensed providers);
•	entering into relationships with affiliates that sell our products and services, generally as part of our affiliate programs; and
•	using various on-line advertising and search strategies to target and optimize sales efforts.

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

In 2001, we introduced our SIP infrastructure. The SIP protocol is one of the most advanced VoIP protocols and, unlike its predecessors, which were modeled after traditional telephony protocols, SIP has the ability to scale with a distributed architecture and at a lower cost. SIP’s superior attributes also include faster and more cost effective development and lower hardware requirements, which allows us to incur lower capital expenditure costs. Our SIP network currently powers all of our offerings.  In recent years, we have continued our pioneering efforts in SIP and these efforts have yielded significant new releases. For example, in 2007 we released a next generation SIP-based PC-to-Phone application, certified many new devices which function as access points to our services, and added new features and new calling plans to our offerings.  In 2009 we began the process of expanding the suite of our communications offerings into the global video phone services market.  We are continuing to update our network capabilities by adding content enabled services to our video phone applications and providing mobile applications.

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

We provide customer support on various levels to different customers. With respect to our service provider and reseller customers, we provide customer care and technical support directly to these customers and they in turn provide their own support directly to the end-users. Customers of joip Mobile, iConnectHere and joip receive technical support and customer care through e-mail support.

Our services are supported by our on-line interactive customer service and billing center, which enables an end-user to set up an account, receive an account number and a PIN, pay by credit card for services, find answers to frequently asked questions and contact customer service representatives. Once a user has established an account, the user can prepay for additional usage by credit card as well as access real-time detailed information such as call logs and transaction records. Through the on-line billing system, a user can personalize the billing information to select the data most relevant to them. This on-line interactive customer service and billing center is supported by a human customer care contact center that provides voice, e-mail and instant messaging support to the customers.

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

VoIP E-911 Matters

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of interconnected VoIP services. The order applies to our iConnectHere and joip customers, or our “retail customers”. We do not believe that we are responsible for compliance with this order when we sell our service wholesale to companies who then offer the service to retail end-users. We cannot predict whether we would be subject to any third-party litigation in connection with such customers who resell our services or whether the rules will be interpreted as applicable to those who wholesale interconnected VoIP services.

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

Universal Service Fund

The FCC decided in June 2006 that interconnected VoIP service providers should be required to contribute to the universal service fund, or USF. The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end-user interstate services. The FCC developed three alternatives under which an interconnected VoIP service provider may elect to calculate its universal service contribution: (1) a safe harbor that assumes 64.9% of the provider’s end-user revenues are interstate; (2) a traffic study to determine an allocation for interstate end-user revenues; or (3) actual interstate and international end-user revenues. If an interconnected VoIP service provider calculates its universal service contributions based on its actual percentage of interstate calls, the FCC suggested that its preemption of state regulation of such services may no longer apply, in which case the interconnected VoIP service provider could be subject to regulation by each state in which it operates as well as federal regulation. In addition, the FCC is considering a number of proposals that could alter the way that the USF is assessed. For instance, the FCC is considering an assessment based on the use of telephone numbers. The U.S. Congress may also provide the FCC with additional authority to reform USF or mandate a particular methodology.  At this time we cannot predict what impact, if any, USF reform may have on our business.

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

We paid approximately $150,000 of state and local taxes and other fees during 2011. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

As we make our services available in foreign countries, and as we facilitate sales by our network partners to end-users located in foreign countries, such countries may claim that we are required to qualify to do business in the particular foreign country. Such countries may also claim that we are subject to regulation, including requirements to obtain authorization for the provision of voice telephony or other telecommunications services, or for the operation of telecommunications networks.  It is also possible that such countries may claim that we are prohibited in all cases from providing our services or conducting our business in those countries. Failure to qualify as a foreign corporation in certain jurisdictions, or to comply with foreign laws and regulations, may adversely affect our business. In addition, we cannot predict how a regulatory or policy change of a particular country might affect the provision of our services.

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

Revenues and Assets by Geographic Area

For the year ended December 31, 2011, approximately $8.7 million, or 82.9%, of our revenue was derived from international customers, and $1.8 million, or 17.1%, was derived from customers in the United States. Most of our long-lived assets are located in the United States. For more detailed information concerning our geographic segments, see Note 14 to our financial statements included elsewhere in this Annual Report.

Employees

As of December 31, 2011, we had 32 employees, of which 31 were located in Israel (six of whom were part-time employees) and one was located in the United States.  We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

Customers

In 2011, two customers accounted for approximately 43.4% of our gross revenues. Any significant decline in our sales to any of our material customers could have a material adverse effect on our business, operating results and financial condition.  At the end of February 2011 our largest customer temporarily suspended its operations and conducting business with our company due to the recent unrest in the Middle East and ongoing instability and operating difficulties caused by such unrest. In September 2011, this reseller resumed operations and conducting business with our company, and has become a material customer of the company again beginning the fourth quarter of 2011.

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

Except for the year ended December 31, 2006, in which we reported net income of approximately $500,000 but a net loss from operations of $52,000, we have a history of significant, recurring losses since our inception, and we may continue to incur significant losses for the foreseeable future. We reported net losses of approximately $3.2 million in 2009, $2.5 million in 2010 and $3.1 million in 2011. As of December 31, 2011, our accumulated deficit was approximately $181 million. Our revenues may not grow or even continue at their current level. Going forward, we will need to increase our revenues and/or lower our current cost structure to reach profitability. If our revenues do not increase and/or if we are unable to reduce our expenses, we may not be able to reach profitability again. We cannot assure you that we will be able to reach profitability on a quarterly or annual basis in the future.  These factors raise substantial doubt about our ability to continue as a going concern.

We may not be able to expand our revenue.

Our business strategy is to expand our revenue sources and our distribution channels in order to include the provision of video and VoIP telephony services to different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are primarily generated by sales of our video and VoIP telephony products and services through our service provider and reseller sales channel and our direct-to-consumer channel. VoIP telephony from these channels generated 99.1%, 98.5% and 98.7% of our total revenues in 2009, 2010 and 2011, respectively.

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

Our business strategy assumes, among other things, that the voice-over-IP market generally and such market as it applies to mobile devices specifically will expand significantly. If this market does not expand significantly we may not be able to expand our revenues and successfully carry out our business strategy.

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

In 2011, two customers accounted for approximately 43.4% of our annual gross revenues. Any significant decline in our sales to any of our material customers could have a material adverse effect on our business, operating results and financial condition.

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

We believe it is probable that we will need additional capital to continue our operations.

We have sustained significant operating losses in recent periods, which have led to a significant reduction in our cash reserves.  As of December 31, 2011, we had negative working capital of approximately $4.8 million and negative stockholders’ equity of approximately $4.4 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to return to positive cash flow before we require additional capital (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. Each loan advance under the Fourth Loan Agreement requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in D4 Holdings’ sole discretion, any material adverse change in our business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of our obligations under the loan agreements.  In the event that any such events occur, we may be unable to access credit under the Fourth Loan Agreement.

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

The marketing and operations of our products and services will continue to place a significant strain on our limited personnel, management, and other resources; this is particularly true following the significant decline in the number of our employees that occurred as a result of the reduction in force we effected during 2011. Our future success depends upon the continued services of our executive officers and other key employees whom we rely upon to run our operations.  Except for Mr. Effi Baruch, our Chief Executive Officer, President and Senior Vice President of Technology and Operations, none of our officers or key employees is subject to an employment agreement for any specific term. The loss of the services of any of these officers or key employees could impact our ability to run our operations and delay the development and introduction of, and negatively impact our ability to sell, our products, either of which could adversely affect our financial results. We currently do not maintain key person life insurance policies on any of our employees.

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

We paid approximately $150,000 of state and local taxes and other fees during 2011. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

D4 Holdings currently owns approximately 54.0% of the issued and outstanding shares of our common stock, holds warrants to purchase an aggregate of 35,000,000 shares of our common stock and can convert the principal outstanding under the Convertible Note into 20,000,000 shares of our common stock.  Assuming the exercise of all warrants held by D4 Holdings and the conversion of outstanding principal under the Convertible Note, D4 Holdings beneficially owns 73.9% of our common stock. As long as D4 Holdings continues to beneficially own more than 50% of the voting power of our company, D4 Holdings will be able to exercise a controlling influence over decisions affecting us, including:

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

In addition, this concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock. D4 Holdings also has sufficient voting power to amend our organizational documents. Furthermore, conflicts of interest could arise in the future between us and D4 Holdings concerning, among other things, potential competitive business activities or business opportunities. D4 Holdings is not restricted from competitive activities or investments. We cannot provide assurance that the interests of D4 Holdings will coincide with the interests of other holders of our common stock.  Also, four of our six directors are affiliated with D4 Holdings. As a result, the ability of any of our other stockholders to influence the management of our company is limited, which could have an adverse effect on the market price of our stock.

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

D4 Holdings currently holds warrants to purchase an aggregate of 35,000,000 shares of our common stock at exercise prices ranging from $0.04 per share to $0.1312 per share and can convert the principal outstanding under the Convertible Note into 20,000,000 shares of our common stock.  In the event that D4 Holdings exercises any or all of the warrants or converts principal amounts outstanding under the Convertible Note into shares of our common stock, in full or in part, our existing stockholders may experience significant and immediate dilution.

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

Despite peace-related developments, certain countries, companies and organizations continue to participate in a boycott of Israeli firms. We do not believe that the boycott has had a material adverse effect on us, but there can be no assurance that restrictive laws, policies or practices directed towards Israel or Israeli-based businesses will not have an adverse impact on our business or financial condition in the future.

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

ITEM 2. PROPERTIES

Until November 2011, we leased our executive offices at 224 West 35th Street, New York, N.Y.  Since such time we have been renting our executive offices at 26 Avenue at Port Imperial, West New York, New Jersey, and storage and equipment space at 117 Central Avenue, Hackensack, New Jersey. We lease each of these facilities on a month-to-month basis. Rent expense, net, for 2011 was $22,550.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company, leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  The term of the lease expires June 30, 2012, and we are currently seeking suitable new office space. Rent expense, net for our subsidiary for 2011 was $163,200.

ITEM 3. LEGAL PROCEEDINGS

On August 31, 2010, the U.S. Department of Homeland Security, or the DHS, seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers.  In subsequent conversations with the Assistant United States Attorney for the Eastern District of New York, or the U.S. Attorney, which is assisting the DHS in the investigation, we were informed that the government suspects that these resellers were engaged in money laundering activities. In addition, the U.S. Attorney stated that we had failed to file certain reports of cash payments under applicable law.  We are opposing this seizure, and on October 12, 2010, we filed a petition with the DHS for the return of the money.  On February 4, 2011, our petition was denied, and on February 22, 2011, we presented an offer of compromise. On November 1, 2011, we were notified by the DHS that our offer of compromise had been denied. On March 27, 2012, we signed a Stipulation of Settlement with the U.S. Customs and Border Protection, or the CBP, pursuant to which, amongst other things, we agreed to a forfeiture of the seized funds and the CBP agreed to return $52,804 to us following completion of the forfeiture proceedings. In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], we accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized, and recognized the recovery of the amount to be returned to us as a reversal of the loss recognized.

On July 5, 2011, we received a notice from the New York City Department of Finance that claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that we had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns. On August 15, 2011, we filed a response contesting the assessment and/or attempting to negotiate a reduction in the amounts to be paid. The final outcome of this assessment and our negotiations with the New York City Department of Finance cannot be determined at this time. In the event that we are required to pay all or most of the amounts claimed by the New York City Department of Finance this would have a material adverse effect on our financial condition and liquidity. During 2011 we recorded $300,000 as a provision for commercial rent tax.

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

The following table sets forth the high and low bid prices of our common stock for the periods indicated:

	High	Low
Year ended December 31, 2010
First quarter	0.37	0.11
Second quarter	0.26	0.14
Third quarter	0.25	0.15
Fourth quarter	0.30	0.17

Year ended December 31, 2011
First quarter	0.19	0.05
Second quarter	0.13	0.04
Third Quarter	0.09	0.02
Fourth Quarter	0.07	0.02

Year ending December 31, 2012
First Quarter (through March 20, 2012)	0.05	0.02

Holders

As of March 20, 2012, we had 135 holders of record of the 72,273,525 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.   SELECTED FINANCIAL DATA

You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this Annual Report entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data for each of the years in the three-year period ended December 31, 2011, and as of December 31, 2010 and 2011 is derived from our audited financial statements that have been included in this Annual Report. The selected financial data as of December 31, 2007, 2008 and 2009 and for the years ended December 31, 2007 and 2008 is derived from consolidated financial statements that have not been included in this Annual Report.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Statement of Operations Data:
Revenues	$29,477	$20,226	$19,002	$14,200	$10,535

Costs and operating expenses:
Cost of revenues	(21,107)	(14,744)	(16,127)	(11,220)	(7,288)
Research and development expenses	(4,669)	(3,356)	(464)	(1,483)	(1,492)
Selling and marketing expenses	(5,068)	(3,636)	(1,201)	(958)	(1,970)
General and administrative expenses	(2,952)	(3,130)	(3,514)	(2,322)	(1,213)
Depreciation and amortization	(2,644)	(1,836)	(890)	(345)	(180)
Write-off of goodwill	-	(2,002)	-	-	-
Write-off of intangible assets	(2,680)	(1,564)	-	-	-
Restructuring expenses	-	(1,223)	-	-	-
Deferred revenue restatement	-	(596)	-	-	-
Accrual for contingency	-	-	-	(176)	53
Accrual for commercial rent tax	-	-	-	-	(300)
Total costs and operating expenses	(39,120)	(32,087)	(22,196)	(16,504)	(12,390)
Loss from operations	(9,643)	(11,861)	(3,194)	(2,305)	(1,855)
Capital gain	-	39	86	-	-
Other non-operating income	13	19	15	-	-
Interest income, (expense) net	442	(35)	(72)	(162)	(1,185)
Income taxes	(126)	(28)	(34)	(29)	(11)
Net income (loss)	$(9,314	$(11,866)	$(3,199)	$(2,495)	$(3,051)

Net income (loss) per share – basic and diluted	$(0.29)	$(0.36)	$(0.05)	$(0.03)	$(0.04)

Weighted average shares outstanding – basic and diluted	32,427	32,870	67,878	72,232	72,273

	December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,649	$1,788	$1,514	$308	$214
Short-term investments	5,883	317	366	167	131
Working capital (deficit)	4,522	(723)	(1,993)	(3,886)	(4,703)
Long-term investments	1,085	-	-	-	-
Total assets	17,299	4,854	3,309	2,196	-
Total stockholders’ equity	12,024	548	(1,425)	(3,560)	(4,402)

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

In April 2011 we entered into an introducer agreement with ACN Europe B.V., a wholly-owned subsidiary of ACN, pursuant to which ACN Europe refers potential customers in different countries in Europe to a private label version of joip Mobile sold under the ACN Mobile World brand. In November 2011 we entered into a service agreement with Momentis U.S. Corp., a multi-level marketing company, pursuant to which Momentis refers potential customers in North America to a co-branded offering of joip Mobile and other consumer VoIP products and services.

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

From an operational standpoint, in 2011 we continued to focus our near-term strategy and market initiatives on growing our service provider and digital next generation communications offerings while still supporting our core VoIP reseller and direct-to-consumer business segments.    We

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

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. All revenues are recognized at the time the services are performed. The provision of video and voice-over-IP products and services through our service provider and reseller channel accounted for approximately 89.7% and 75.4% of our total revenues in 2010 and 2011, respectively, while the provision of VoIP telephony through our direct-to-consumer channel accounted for approximately 8.8% and 23.3% of our total revenues in 2010 and 2011, respectively.

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

Depreciation and amortization consists of the depreciation calculated on our fixed assets for the fiscal year ended December 31, 2011.

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2011.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of December 31, 2011, we had net operating losses, or NOLs, generated in the U.S. of approximately $21.2 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009. The NOLs will expire at various dates between 2011 and 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

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

Results of Operations

The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2009	2010	2011
Revenues:
Total revenues	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenues	84.9	79.0	69.2
Research and development expenses	2.4	10.4	14.2
Selling and marketing expenses	6.3	6.7	18.8
General and administrative expenses	18.5	16.4	11.5
Accrual for contingency	-	1.2	(0.1)
Accrual for commercial rent tax	-	-	2.8
Depreciation and amortization	4.7	2.4	1.7

Total costs and operating expenses	116.8	116.1	117.8

Loss from operations	(16.8)	(16.2)	(17.8)
Capital gain	0.5	-	-
Other non-operating income	-	-	-
Interest expense, net	(0.3)	(1.1)	(11.7)
Income taxes	(0.2)	(0.2)	(0.0)

Net income (loss)	(16.8)%	(17.5)%	(29.5)%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Revenues overall for 2011 decreased by approximately $3.7 million, or 26%, to approximately $10.5 million from approximately $14.2 million in 2010. Revenues declined even though during this period the number of minutes carried by our network increased by approximately 15% from approximately 312 million minutes in 2010 to approximately 358 million minutes in 2011.  This was due to a change in the relative mix of the destinations of the calls placed over our network, with a higher percentage of calls being made during 2011 to destinations for which we charge significantly lower rates than during 2011. This was caused, in large part, by the temporary cessation of services to our then-largest reseller beginning in February 2011, for which we terminated a large number of calls to higher-rate destinations. In September 2011, this reseller resumed operations and conducting business with our company, and has become a material customer of the company again beginning the fourth quarter of 2011.

Revenues generated by our reseller division decreased by approximately $4.7 million, or 42%, to $6.6 million for 2011 from $11.3 million in 2010. This was primarily due to our then-largest reseller temporarily suspending its operations and conducting business with our company beginning in February 2011 due to the recent unrest in the Middle East and ongoing instability and operating difficulties caused by such unrest.  In 2010, this customer generated revenues of approximately $6.9 million, which accounted for approximately 48% of our annual gross revenues and in 2011 this customer generated revenues of approximately $1.6 million, which accounted for approximately 15% of our annual gross revenues. At the time this reseller suspended its operations it owed us approximately $196,000 for services we had rendered, and we recorded a provision of the entire outstanding amount for losses on accounts receivable. In September 2011, this reseller paid us $50,000 towards the outstanding amount, and we reduced the provision for losses on accounts receivable for the three months ended September 30, 2011, by such amount. In the fourth quarter of 2011 this reseller paid us an additional $146,000 towards the outstanding amount and we reversed the provision entirely.

This decrease in revenues was partially offset by an increase of approximately $1.0 million in revenues generated by our largest reseller during 2011. Our two largest resellers accounted for approximately $4.6 million, or approximately 70%, of the revenue generated from our reseller division in 2011, which represented approximately 43% of our total revenue for 2011.  By comparison, in 2010 our two largest resellers accounted for approximately $8.7 million, or approximately 78%, of the revenue generated from our reseller division, or approximately 61% of our total revenue for 2010.

Revenues generated by our service provider division remained constant at approximately $1.4 million for each of 2011 and 2010. Although revenues decreased due to the expiration of our service agreements with Market America in 2010, the termination of our agreement with Ojo Service, LLC in July 2011 and a decline in revenues generated from our agreement with Velocity Services, Inc, this was offset by increased revenues generated by our service agreements with ACN Pacific and ACN Korea.

Sales to direct consumers sharply increased by approximately $1.2 million, or 92%, to approximately $2.5 million in 2011 from approximately $1.3 million in 2010. Revenues generated through our iConnectHere offering declined by approximately $337,000 from approximately $1.2 million for 2010 to approximately $900,000 for 2011. This was offset by the revenues generated by our joip Mobile offering, which increased from 0 for 2010 to approximately $1.4 million for 2011, primarily as a result of the sales agency agreement we entered into with ACN and the introducer agreement we entered into with ACN Europe. In addition, during the fourth quarter of 2011 we entered into a sales agreement with Momentis pursuant to which Momentis refers potential customers in North America to a co-branded offering of joip Mobile and other consumer VoIP products and services.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $3.9 million, or 34.8%, from $11.2 million in 2010 to $7.3 million in 2011.  Our network rent cost remained constant at approximately $1.2 million in 2010 and 2011, while our termination costs decreased by 39.8% from $9.3 million in 2010 to $5.6 million in 2011. The main cause of the decrease in cost of revenues was the suspension of the operations of our then-largest reseller in the first quarter of 2011.

Research and development expenses. Research and development expenses remained constant at approximately $1.5 million for each of 2010 and 2011.

Selling and marketing expenses. Selling and marketing expenses increased by approximately $1.0 million, or 100%, to $2.0 million in 2011 from $1.0 million in 2010. The main reason for the increase was commissions accrued to be paid to ACN in connection with the ACN Mobile World offering.

General and administrative expenses. General and administrative expenses decreased by approximately $1.1 million, or 47.8%, to $1.2 million in 2011 from $2.3 million in 2010. This was due primarily to a reversal of an accrual of $706,000 for expected legal expenses and the reversal of an accrual for tax liability of $158,000. Excluding these onetime expenses, our general and administrative expenses decreased by approximately $245,000 during 2011, primarily due to a reduction in expenses for professional services.

Accrual for contingency. As discussed above under Item 3 - “Legal Proceedings”, on August 31, 2010, the DHS seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers. In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], we accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized, and recognized the return of $52,804 to us as a reversal of the loss recognized.

Accrual for commercial rent tax. During 2011 we recorded $300,000 as a provision for commercial rent tax. As discussed above under Item 3 – "Legal Proceedings", on July 5, 2011, we received a notice from the New York City Department of Finance, or the Department, which claimed that we had not paid commercial rent tax, required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that we had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns.

Depreciation and amortization.   Depreciation and amortization decreased by $165,000, or 47.8%, from $345,000 in 2010 to $180,000 in 2011 due to a decline in the value of our fixed assets during this period.

Loss from Operations

Loss from operations decreased by approximately $449,000, or 19.5%, from $2.3 million in 2010 to $1.9 million in 2011, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $1.2 million in 2011 compared to $162,000 in 2010. This was due primarily to interest accrued to be paid to D4 Holdings under our loan agreements with D4 Holdings in an amount equal to $281,000, and the expense recorded for the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement in an aggregate amount equal to $768,000.

Income Taxes, Net

We recorded net income taxes of $11,000 in 2011 compared to $29,000 in 2010.

Net Loss

Net loss increased by approximately $615,000, or 24.6%, from approximately $2.5 million in 2010 to $3.1 million in 2011, due to the foregoing factors.

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

Revenues generated by our reseller division decreased by approximately $3.8 million, or 25%, to $11.2 million for 2010 from $15.0 million for 2009. This was largely due to the suspension of the operations of our then-largest reseller in the fourth quarter of 2009.  In 2009, this customer generated revenues of approximately $4.9 million, which accounted for approximately 25.8% of our annual gross revenues.  The loss of revenue attributable to this customer had a material adverse effect on our financial condition and results of operations. Within the reseller business itself, our two largest resellers accounted for approximately $8.7 million, or approximately 78%, of the revenue generated from our reseller division in 2010, which represented approximately 61% of our total revenue for 2010.  By comparison, in 2009 our two largest resellers accounted for approximately $9.2 million, or approximately 61%, of the revenue generated from our reseller division, which equaled approximately 48% of our total revenue for 2009. At the end of February 2011 our then-largest reseller temporarily suspended its operations and conducting business with our company due to the recent unrest in the Middle East and ongoing instability and operating difficulties. In September 2011, this reseller resumed operations and conducting business with our company, and has become a material customer of the company again beginning the fourth quarter of 2011.

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

Accrual for contingency. As discussed above under Item 3 - “Legal Proceedings”, on August 31, 2010, the DHS seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers. In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], we accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized, and recognized the recovery of the $52,804 to be returned to us as a reversal of the loss recognized.

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

Interest Expense, Net

We recorded interest expense of $162,000 in 2010 compared to $72,000 in 2009, mostly due to interest paid to D4 Holdings under our loan agreements.

Income Taxes, Net

We paid net income taxes of $29,000 in 2010 compared to $34,000 in 2009.

Net Loss

Net loss decreased by $0.7 million, or 22%, from $3.2 million in 2009 to $2.5 million in 2010, due to the foregoing factors.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and losses from operations. For the year ended December 31, 2011, our net loss from operations decreased by approximately $449,000, or 19.5%, from approximately $2.3 million in 2010 to $1.9 million in 2011.  To date, we have an accumulated deficit of approximately $181 million.

As of December 31, 2011, we had cash and cash equivalents of approximately $214,000 and restricted cash and short-term investments of approximately $131,000, or a total of cash, cash equivalents and restricted cash of $345,000, a decrease of approximately $130,000 from December 31, 2010. The decrease in cash, restricted cash, and short and long term investments was primarily caused by the net cash used in operating activities during the year ended December 31, 2011, of approximately $2.1 million. Our average monthly cash burn during 2011 was approximately $175,000, and during the three months ended December 31, 2011, was approximately $30,000.

Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $2.1 million during 2011 compared with negative cash flow from operating activities of approximately $3.1 million during 2010.  The decrease in our cash generated from operating activities was primarily driven by an increase in our net loss of $556,000, accrual for commercial rent tax of $300,000, amortization related to convertible notes of $768,000, and accumulated interest on a short-term loan of $281,000, offset by a decrease in other current liabilities of $549,000.

Net cash used in investing activities is generally driven by our capital expenditures and changes in our short and long-term investments.  In 2011 and 2010 we expensed approximately $117,000 and $89,000, respectively, for the purchase of new equipment.

Financing cash flows have historically consisted primarily of payments of capital leases and proceeds from the exercise of options we have granted to our employees and directors. As discussed above under “Item 1. Business - Transactions with D4 Holdings”, in February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold to D4 Holdings an aggregate of 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock for an aggregate purchase price of $1.2 million. In addition, on March 1, 2010, we and our subsidiaries entered into the First Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries a line of credit in a principal amount of $1,200,000.   On August 10, 2010, we and our subsidiaries entered into the Second Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and subsidiaries an additional line of credit in a principal amount of $1,000,000. In connection with the Second Loan Agreement, we issued D4 Holdings a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.1312 per share. We have drawn down all amounts available to be borrowed under the two lines of credit. On March 2, 2011, we and our subsidiaries entered into the Third Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and its subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Note issued by us in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the our common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with our entering into the Third Loan Agreement, D4 Holdings and we entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and then subsequently extended by oral agreement of the parties to July 1, 2012. In connection with the Third Loan Agreement, we issued D4 Holdings a warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.096 per share. We have drawn down the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of our common stock. On September 12, 2011, we and our subsidiaries entered into the Fourth Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $300,000. As of December 31, 2011, we had received advances in the aggregate amount of $200,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

There were no options exercised by our employees or directors during the year ended December 31, 2011.  During 2011 and 2010 we paid approximately $7,000 and $140,000 for capital leases, respectively.

As discussed above under “Item 3. – Legal Proceedings”, on August 31, 2010, the DHS seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers.  We are opposing this seizure, and on October 12, 2010, we filed a petition with the DHS for the return of the money. On February 4, 2011, our petition was denied, and on February 22, 2011, we presented an offer of compromise. On November 1, 2011, we were notified by the DHS that our offer of compromise had been denied. On March 27, 2012, we signed a Stipulation of Settlement with the CBP pursuant to which, amongst other things, we agreed to a forfeiture of the seized funds and the CBP agreed to return $52,804 to us following completion of the forfeiture proceedings. Our inability to access these funds has had a material impact on our cash position and liquidity.  The loss of the seized funds that will not be returned to us may have a material adverse impact on our business, liquidity and financial condition.

On July 5, 2011, we received a notice from the New York City Department of Finance that claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that we had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns. On August 15, 2011, we filed a response contesting the assessment and/or attempting to negotiate a reduction in the amounts to be paid. The final outcome of this assessment and our negotiations with the New York City Department of Finance cannot be determined at this time. In the event that we are required to pay all or most of the amounts claimed by the New York City Department of Finance this would have a material adverse effect on our financial condition and liquidity. During 2011 we recorded $300,000 as a provision for commercial rent tax.

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

As of December 31, 2011, we had negative working capital equal to approximately $4.8 million as well as negative stockholders’ equity equal to approximately $4.4 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

Due to the limited availability of additional loan advances under the Fourth Loan Agreement, we believe that, unless we are able to increase revenues and generate additional cash, our current cash and cash equivalents will not satisfy our current projected cash requirements beyond the foreseeable future. As a result, there is substantial doubt about our ability to continue as a going concern.

In addition, unless we are able to increase revenues and generate additional cash, based on currently projected cash flows we believe that we may be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due. In the event that were to occur, if D4 Holdings is not willing to waive compliance or otherwise modify our obligations such that we are able to avoid defaulting on such obligations, D4 Holdings could accelerate the maturity of our debts due to it. Further, because D4 Holdings has a lien on all of our assets to secure our obligations under the loan agreements, D4 Holdings could take actions under the loan agreements and seek to take possession of or sell our assets to satisfy our obligations thereunder. Any of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties.

In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we may begin to explore all strategic alternatives available to us, including, but not limited to, a sale or merger of our company, a sale of our assets, recapitalization, partnership, debt or equity financing, voluntary deregistration of our securities, financial reorganization, liquidation and/or ceasing operations. In the event that we require but are unable to secure additional funding, we may determine that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code. Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code. There can be no assurance that exploration of strategic alternatives will result in our pursuing any particular transaction or, if we pursue any such transaction, that it will be completed.

Contractual Obligations and Commercial Commitments

The following table sets forth our future contractual obligations and commercial commitments in total, for each of the next five years and thereafter:

	Payments due by period (in thousands of dollars)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Real estate leases	884	174	314	396	-
Auto leases	210	131	79	-	-
Capital leases	-	-	-	-	-
Total	1,094	305	393	396	-

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements required by this Item are set forth in Item 15 beginning on page 48 of this Annual Report.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated internal control over financial reporting by the Company using the framework for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.

Based on this assessment, management concluded that internal controls over financial reporting were effective as of December 31, 2011.  In connection with this assessment, no material weaknesses in the Company’s internal control over financial reporting were identified by management. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as management's report is not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this Annual Report.

(c)   Changes in Internal Controls.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Amended and Restated Certificate of Incorporation provides that a director shall hold office until the annual meeting for the year in which his or her term expires except in the case of elections to fill vacancies or newly created directorships. Each director is elected for a one-year term. Set forth below are the name, age and the positions and offices held by each of our current directors, his or her principal occupation, business experience and public company board experience during at least the past five years, and the experience, qualifications, attributes or skills that qualify such person to serve on our Board of Directors.

Robert Stevanovski, 48.  Mr. Stevanovski has served as a director and Chairman of the Board since February 2009.  He is one of the co-founders of ACN and has served as Chairman of ACN since its founding in 1993. Mr. Stevanovski has served as a director of WorldGate since April 2009.  He is the brother of David Stevanovski, also a member of the Board.  Mr. Robert Stevanovski’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of the telecommunications and multi-level marketing industries, outside board experience with WorldGate and extensive business and management experience as co-founder and Chairman of ACN.

Anthony J. Cassara, 57.  Mr. Cassara has served as a director since February 2009. Mr. Cassara founded and has served as President of Cassara Management Group, Inc., a privately held business counseling practice focused on the telecommunications industry, since October 2000. Prior to founding Cassara Management Group, Mr. Cassara was President of the Carrier Services division at Frontier Corporation and later at Global Crossing Ltd. from October 1999 to December 2000. Mr. Cassara served as a member of the board of directors of MPower Holding Corporation from May 2002 to August 2006; Teleglobe International Holdings Ltd. from February 2004 to February 2006; Eschelon Telecom Inc. from November 2002 to December 2004; and has served as a director of WorldGate since April 2009.  Mr. Cassara’s areas of relevant experience, qualifications, attributes or skills include telecommunications and information services; senior leadership roles in global telecommunications companies; public company board experience, corporate finance, and financial reporting.

David Stevanovski, 45.  Mr. Stevanovski has served as a director since March 2009.  He has served in a number of positions at ACN, and currently serves as Vice President. Mr. Stevanovski has served as a director of WorldGate since April 2009. Mr. Stevanovski is the brother of Robert Stevanovski.   Mr. David Stevanovski’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of the telecommunications and multi-level marketing industries, outside board experience with WorldGate, and extensive business and management experience at ACN.

Colleen R. Jones, 50. Ms. Jones has served as a director since February 2011. She has served as ACN's chief legal officer since 2003, and is presently its Executive Vice President, Global Counsel and Secretary. She has served as general counsel to D4 Holding since its formation in 2009.   Ms. Jones has served as a director of WorldGate since February 2011.  Ms. Jones has practiced law for over 25 years, serving as chief legal officer in corporations and as a partner at large international law firms.  Her areas of relevant experience, qualifications, attributes or skills include legal expertise in general corporate and commercial domestic and international transactional work for both publicly- and privately-held companies, extensive knowledge of the telecommunications and technology sectors, management experience at ACN, and public company corporate governance.

Lior Samuelson, 63.  Mr. Samuelson served as Chairman of the Board from January 2008 until February 2009, and has served as a director of deltathree since August 2001. Mr. Samuelson has served as the Chairman of the Board of Commtouch Software Ltd., a provider of internet security technology, since January 1, 2011, and as a director at Commtouch since August 2, 2010. Since August 1999, Mr. Samuelson has served as a Co-Founder and Principal of Mercator Capital, and served as a director of Mercator Partners Acquisition Corp. from January 2005 to December 2007. His experience includes advising clients in the technology, communications and consumer sectors on mergers, acquisitions and private placements. From March 1997 to August 1999, Mr. Samuelson was the President and Chief Executive Officer of PricewaterhouseCoopers Securities. Prior to that, he was the President and Chief Executive Officer of The Barents Group, a merchant bank specializing in advising and investing in companies in emerging markets. Mr. Samuelson was also the Co-Chairman of Peloton Holdings, a private equity management company. Before that, he was a managing partner with KPMG and a senior consultant at Booz, Allen & Hamilton.  Mr. Samuelson’s areas of relevant experience, qualifications, attributes or skills include extensive experience in finance and investment banking, public company board experience, financial reporting, and his long history of service to deltathree and knowledge of its operations.

J. Lyle Patrick, 59.  Mr. Patrick has served as a director since March 2009. Mr. Patrick is currently a financial consultant and has served as chief financial officer of a number of telecommunications companies, including, most recently, First Communications, Inc., a provider of high-capacity metro and long-haul fiber network services as well as voice and data services across the Midwest and Mid-Atlantic United States, from March 2009 to December 2011, US LEC, a competitive telecommunications company, from June 2005 to March 2007, and MetroPCS, a wireless communications provider, from May 2004 to March 2005.  Mr. Patrick is a Certified Public Accountant.  Mr. Patrick’s areas of relevant experience, qualifications, attributes or skills include extensive accounting for public companies, with particular experience in the telecommunications industry, and financial reporting.

Executive Officers and Key Employees

Set forth below is a brief description of the present and past business experience of each of the persons who currently serve as our executive officers or key employees.

Efraim Baruch, 36, Chief Executive Officer, President and Senior Vice President of Operations and Technology. In October 2010, Mr. Baruch became our Chief Executive Officer and President, having been named our interim Chief Executive Officer and President in December 2008. In January 2007, Mr. Baruch became our Senior Vice President of Operations and Technology. Mr. Baruch has been with deltathree since 1998. Mr. Baruch began working in deltathree as an engineer in the Network Operations Center, and soon after specialized in the management of data networks and security in our Wide Area Network department.

Yochai Ozeri, 35, Director of Finance and Treasurer. Prior to assuming the positions of Director of Finance and Treasurer in January 2012, Mr. Ozeri served as our Assistant Controller from July 2007 to March 2008, as Finance Manager from April 2008 to July 2009 and as Controller from August 2009 until the present. Prior to joining our company, Mr. Ozeri served as a senior auditor at Kost, Forer, Gabbay & Kasierer, a member firm of Ernst & Young International, in its technology practice group. Mr. Ozeri is a Certified Public Accountant.

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

The Board had four regular meetings during 2011. Each incumbent member of the Board participated in at least 75% of the aggregate of all Board and committee (for such committees on which the director served) meetings held during the period for which he was a director or member of such committee. None of our directors attended our 2011 Annual Stockholder Meeting. The Board has established an Audit Committee and a Compensation Committee. The functions of the committees and their current members are set forth below.

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

For all potential candidates, the Board considers a number of factors, such as the extent to which the candidate’s knowledge and experience would fill a need in the Board and help complement the other directors, a candidate’s personal integrity and sound judgment, independence, knowledge of the industry in which we operate, possible conflicts of interest, and concern for the long-term interests of our stockholders. In addition, although the Company does not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the Board will consider diversity in the context of the Board as a whole and takes into account the personal characteristics (gender, ethnicity and age), skills and experience, qualifications and background of current and prospective directors diversity as one factor in identifying and evaluating potential director candidates.  In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at our 2011 Annual Meeting of Stockholders using the procedures set forth in the Company's Amended and Restated By-laws, it must follow the procedures described under “Nomination of Directors” in our Amended and Restated By-laws. If a stockholder wishes simply to propose a candidate for consideration as a nominee by our Board, it should submit any pertinent information regarding the candidate to the Chairman of the Board by mail care of our Secretary at 26 Avenue at Port Imperial, Suite #108, West New York, New Jersey 07093.

Compensation Committee.  The Compensation Committee is responsible for:

•	evaluating our compensation policies;
•	determining executive compensation, and establishing executive compensation policies and guidelines; and
•	administering our stock option and compensation plans.

As part of these responsibilities, the Compensation Committee determines the compensation of our Chief Executive Officer, and conducts its decision making process with respect to this issue without the presence of the Chief Executive Officer. The Compensation Committee had one formal meeting and additional informal meetings and discussions during 2011.  The Compensation Committee has a charter, a copy of which is available to our stockholders at the Corporate Governance section of our website located at www.deltathree.com. The Compensation Committee is composed of Lior Samuelson and J. Lyle Patrick.

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

The Audit Committee had six meetings during 2011.  The Audit Committee has a charter, a copy of which is available to our stockholders at the Corporate Governance section of our website located at www.deltathree.com. The Audit Committee is composed of J. Lyle Patrick (Chairman) and Lior Samuelson. The Board of Directors has determined that Mr. Patrick meets the requirements of the applicable Securities and Exchange Commission rules for membership on the Audit Committee, including Rule 10A-3(b) under the Exchange Act and is “independent” as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules.  The Board has also determined that Mr. Patrick qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

As discussed below under “Director Independence”, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange, including the independence requirements for audit committees.  The Board of Directors has not reached an affirmative conclusion that Mr. Samuelson is “independent” as such term is described in the Nasdaq Marketplace Rules.  However, the Board of Directors determined that his membership on the Audit Committee and Compensation Committee is in the best interest of the Company and its stockholders in light of his extensive experience in financial and related matters in our industry and the fact that each of the Audit Committee and Compensation Committee would otherwise be composed of only one member.  In connection with his re-appointments to the Audit Committee and Compensation Committee on June 7, 2011, the Board waived the independence requirements set forth in the Audit Committee Charter and Compensation Committee Charter with respect to Mr. Samuelson.

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

None.

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

Code of Conduct and Ethics

On March 25, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of deltathree, including our principal executive officer, principal financial and accounting officer and controller. There were no changes made to the Corporate Code of Conduct and Ethics during 2011. The text of the Corporate Code of Conduct and Ethics is posted on the Corporate Governance section of our website at www.deltathree.com and will be made available to stockholders without charge, upon request, in writing to the Secretary at 26 Avenue at Port Imperial, Suite #108, West New York, New Jersey 07093. We intend to post on our website any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer, principal financial and accounting officer and controller. We have all of our new employees certify that they have read and understand our Corporate Code of Conduct and Ethics, and, periodically, we also ask our existing employees to certify that they have reviewed our Corporate Code of Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation accrued during the fiscal years ended December 31, 2010 and 2011 to (1) all individuals who served as our Chief Executive Officer during any part of 2011 and (2) our next two most highly compensated executive officers whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2011. These executive officers are referred to in this Annual Report as our “named executive officers”.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Effi Baruch,
Chief Executive Officer, President and Senior Vice	2011	180,736	-	31,229	228,604	440,565
President of Operations and Technology (principal executive officer)	2010	186,000	10,000	31,229	180,527	407,756

Arie Rand,	2011	131,424	-	-	25,255	156,679
Former Chief Financial Officer and Treasurer (2)	2010	33,126	-	-	5,409	38,535

Peter Friedman,	2011	114,996	-	5,828	49,665	170,489
Former General Counsel and Secretary (3)	2010	112,487	-	5,828	34,449	152,764

(1)	Represents the aggregate grant date fair value calculated in accordance with ASC 718-10 in connection with the issuance of the applicable restricted stock or restricted unit award or option award. For a detailed discussion of the assumptions made in the valuation of stock awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report.
(2)	Mr. Rand resigned from the company effective January 13, 2012.
(3)	Mr. Friedman resigned from the company effective February 14, 2012.

Employment Agreement with Mr. Effi Baruch

We currently have an employment agreement with Mr. Baruch, our Chief Executive Officer, President and Senior Vice President of Operations and Technology.  The agreement became effective on December 9, 2008, and was amended as of March 17, 2009, October 20, 2009, October 27, 2010, and August 17, 2011.  Mr. Baruch receives a base salary of $180,735.60 per year, which is adjusted as of January 15 each year (beginning 2011) by the percentage change in the Cost of Price Index during the preceding year. Mr. Baruch is entitled to receive an annual bonus under our then-applicable bonus plan equal to up to three (3) months’ salary based on performance criteria that will be agreed upon by him and the Board of Directors. In the event of termination of the agreement, the terminating party is required to provide the other party 90 days’ written notice unless the Company terminates the agreement for cause, in which case the Company is required to provide such written notice required by applicable law.  In the event the Company terminates the agreement without cause, Mr. Baruch shall be entitled to receive a lump sum payment equal to his then-current monthly base salary multiplied by three, subject to Mr. Baruch executing a general release of all claims to the maximum extent permitted by law. However, if Mr. Baruch is offered and accepts employment in any other position with our company or any subsidiary or affiliate, we will not be required to make any such severance payment.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information with respect to stock options and unvested stock awards outstanding as of December 31, 2011, for each of the named executive officers.

		Option Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Effi Baruch	3/30/2008	250,000	-		0.15	3/30/2018
	5/6/2009	66,667	33,333	(2)	0.14	5/6/2019
	9/15/2009	250,000	250,000	(3)	0.41	9/15/2019
	10/19/2010	81,250	243,750	(4)	0.27	10/19/2020
	9/26/2011	-	500,000	(5)	0.03	9/26/2021

Arie Rand	10/3/2010	75,000(6)	225,000	(7)	0.17	4/11/2012	(7)
	9/26/2011	-	335,000	(7)	0.03	-	(7)

Peter Friedman	3/30/2008	100,000	-		0.15	5/14/2012	(8)
	5/6/2009	33,333(9)	16,667	(8)	0.14	5/14/2012	(8)
	9/15/2009	75,000(10)	112,500	(8)	0.41	5/14/2012	(8)
	10/19/2010	25,000(11)	100,000	(8)	0.27	5/14/2012	(8)
	9/26/2011	-	325,000	(8)	0.03	-	(8)

(1)	For a better understanding of this table, we have included an additional column showing the grant date of the stock options. Subject to the terms and conditions contained in any award agreement between the Company and the holder of any such award, in the event of a change of control of the Company the outstanding stock options granted under our 2009 Stock Incentive Plan or our Amended and Restated 2004 Stock Incentive Plan, as applicable, will not accelerate and become immediately vested and exercisable unless otherwise determined by the Compensation Committee.
(2)	Options to purchase 33,333 shares vested and became exercisable on each of May 6, 2010 and 2011, and options to purchase 33,333 shares vest and become exercisable on May 6, 2012.
(3)	Options to purchase 125,000 shares vested and became exercisable on each of September 15, 2010 and 2011, and options to purchase 125,000 shares vest and become exercisable on each of September 15, 2012 and 2013.
(4)	Options to purchase 81,250 shares vested and became exercisable on October 19, 2011, and options to purchase 81,250 shares vest and become exercisable on each of October 19, 2012, 2013 and 2014.
(5)	Options to purchase 125,000 shares vest and become exercisable on each of September 15, 2012, 2013, 2014 and 2015.
(6)	Options to purchase 75,000 shares vested and became exercisable on October 3, 2011.
(7)	Mr. Rand resigned from the Company effective January 13, 2012. All options to purchase shares of common stock previously granted to Mr. Rand that had not yet vested as of that date expired on that date, and all options that had vested as of that date will expire on April 11, 2012.
(8)	Mr. Friedman resigned from the Company effective February 14, 2012. All options to purchase shares of common stock previously granted to Mr. Friedman that had not yet vested as of that date expired on that date, and all options that had vested as of that date will expire on May 14, 2012.
(9)	Options to purchase 16,667 shares vested and become exercisable on each of May 6, 2010 and 2011.
(10)	Options to purchase 37,500 shares vested and became exercisable on September 15, 2010 and 2011.
(11)	Options to purchase 25,000 shares vested and became exercisable on October 19, 2011.

Director Compensation

The following table shows the total compensation earned for services performed for us by each member of our Board of Directors during the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Robert Stevanovski	-	(2)	-	-	-
Anthony Cassara	20,000	(3)	15,296	-	35,296
David Stevanovski	-	(2)	-	-	-
Gregory Provenzano(4)	-	(2)	-	-	-
Lior Samuelson	30,000	(5)	15,296	-	45,296
J. Lyle Patrick	45,000	(6)	15,296	-	60,296
Brian Fitzpatrick(7)	35,000	(8)	-	-	35,000
Colleen Jones(9)	16,964	(10)	4,050	-	21,014

(1)	Represents the aggregate grant date fair value, calculated in accordance with ASC 718-10, of options to purchase 100,000 shares of the Common Stock granted to each of Lior Samuelson, Anthony Cassara, J. Lyle Patrick and Colleen Jones in 2011. All such options granted to Brian Fitzpatrick were cancelled upon his resignation from the Board of Directors effective November 14, 2011. The grants were made pursuant to the 2009 Stock Incentive Plan. Each of Robert Stevanovski and David Stevanovski elected to waive their right to receive such grant. For a detailed discussion of the assumptions made in the valuation of stock awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report.
(2)	Each of Robert Stevanovski, David Stevanovski and Gregory Provenzano elected to waive their right to receive compensation for their services to the Company. Mr. Provenzano resigned as a director of the Company, effective February 23, 2011.This election is revocable by each of Messrs. R. Stevanovski and D. Stevanovski at any time.
(3)	Represents $20,000 paid to Mr. Cassara for his services as a director.
(4)	Mr. Provenzano resigned from the Board of Directors effective February 23, 2011.
(5)	Represents $20,000 paid to Mr. Samuelson for his services as a director, $5,000 for his services as a member of the Audit Committee and $5,000 for his services as a member of the Compensation Committee.
(6)	Represents $20,000 paid to Mr. Patrick for his services as a director, $20,000 for his services as Chairman of the Audit Committee and $5,000 for his services as a member of the Compensation Committee
(7)	Mr. Fitzpatrick resigned from the Board of Directors effective November 14, 2011.
(8)	Represents $17,500 paid to Mr. Fitzpatrick for his services as a director, 13,125 for his services as Chairman of the Compensation Committee and $4,375 for his services as a member of the Audit Committee through November 14, 2011.
(9)	Ms. Jones was elected to the Board of Directors effective February 23, 2011.
(10)	Represents $16,964 paid to Ms. Jones for her services as a director beginning February 23, 2011.

Director Compensation Policy

In May 2009, the Board of Directors approved the following annual cash compensation for our directors effective as of April 1, 2009:

•	each director receives cash compensation of $20,000;
•	the Chairman of the Audit Committee receives additional cash compensation of $20,000;
•	the Chairman of the Compensation Committee receives additional cash compensation of $15,000; and
•	each non-Chairman committee member receives additional cash compensation of $5,000.

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

In September 2011, the Board of Directors approved a grant of options to purchase 100,000 shares of our Common Stock under the 2009 Plan to each of the members of the Board.

At this time each of Robert Stevanovski and David Stevanovski has elected to waive their right to receive compensation for their services to the Company.  This election is revocable by each of Messrs. R. Stevanovski and D. Stevanovski at any time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 20, 2012, there were 72,273,525 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have no other securities, voting or nonvoting, outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of March 20, 2012, by:

•	each person whom we know beneficially owns more than 5% of the common stock;
•	each of our directors individually;
•	each of our named executive officers individually; and
•	all of our current directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of March 20, 2012, pursuant to the exercise of options or the vesting of restricted stock or restricted units are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

	Number	Percentage (1)
	Shares of Common Stock Beneficially Owned
Principal Stockholders:
D4 Holdings, LLC (2)	94,000,000	73.9%

Abraham Ziv-Tal (3)	9,954,100	13.8%
4 Hanurit Street Rishpon, Israel 49615

Executive Officers and Directors:
Effi Baruch (4)	521,667	*
Arie Rand (5)	75,000	*
Peter Friedman (6)	185,833	*
Robert Stevanovski (2)	94,000,000	73.9%
Anthony Cassara (7) (8)	94,075,000	73.9%
Lior Samuelson (9)	567,000	*
David Stevanovski (7)	94,000,000	73.9%
J. Lyle Patrick (8)	75,000	*
Colleen Jones (10)	25,000	*
All directors and executive officers as a group (7 persons) (11)	95,083,667	74.1%

*	Less than 1%.
(1)	Percentage of beneficial ownership is based on 72,273,525 shares of common stock outstanding as of March 20, 2012.
(2)	Ownership is based on a Schedule 13D/A filed March 8, 2011, by D4 Holdings, Manna Holdings, LLC (“Manna Holdings”), Praescient, LLC (“Praescient”) and Robert Stevanovski and includes (a) 39,000,000 shares of common stock, (b) 35,000,000 shares of common stock issuable under warrants held by D4 Holdings and (c) 20,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note held by D4 Holdings. For a description of the Convertible Note, see Part I, Item 1. “Business – Transactions with D4 Holdings.” Robert Stevanovski is the manager of Praescient, which serves as the sole manager of D4 Holdings and as the managing member of Manna Holdings. Manna Holdings is the sole member of D4 Holdings. As such, Mr. Stevanovski, Praescient and Manna Holdings may be deemed to beneficially own the securities reported in the table. Each of Mr. Stevanovski, Praescient and Manna Holdings disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of such person’s pecuniary interest therein.
(3)	Ownership is based on a Form 4 filed April 1, 2011.
(4)	Includes (a) options to purchase 466,667 shares of common stock and (b) 55,000 shares of common stock.
(5)	Includes options to purchase 75,000 shares of common stock.
(6)	Includes (a) options to purchase 170,833 shares of common stock and (b) 15,000 shares of common stock.
(7)	Includes the following securities: (a) 39,000,000 shares of common stock, (b) warrants to purchase 35,000,000 shares of common stock and (c) 20,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note. Each of Anthony Cassara and David Stevanovski beneficially owns a membership interest in Manna Holdings, which is the sole member of D4 Holdings. As such, each of Messrs. Cassara and Stevanovski may be deemed to beneficially own the securities reported herein and owned directly by D4 Holdings. Each of Messrs. Cassara and Stevanovski disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of his pecuniary interest therein.
(8)	Includes options to purchase 75,000 shares of common stock.
(9)	Includes (a) options to purchase 415,000 shares of common stock and (b) 152,000 shares of common stock.
(10)	Includes options to purchase 25,000 shares of common stock.
(11)	Includes (a) 39,207,000 shares of common stock, (b) options to purchase 1,056,667 shares of common stock, (c) warrants to purchase 35,000,000 shares of common stock and (d) 20,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note held directly (or deemed to be beneficially owned) by all of our current directors and executive officers as a group.

Equity Compensation Plan Information

 The following table provides certain aggregate information with respect to shares of our common stock that may be issued under our equity compensation plans in effect as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	8,869,500	$0.21	4,591,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	8,869,500	$0.21	4,591,500

(1)	These plans consist of our Amended and Restated 2004 Stock Incentive Plan and Amended and Restated 2006 Non-Employee Director Stock Plan, which were terminated except with respect to outstanding options previously granted thereunder, and our 2009 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As described above under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, D4 Holdings beneficially owns an aggregate of approximately 73.9% of our common stock (which includes 39,000,000 shares of common stock, warrants to purchase 35,000,000 shares of our common stock, and 20,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note.  The ultimate ownership of D4 Holdings includes owners of ACN, Inc.  Each of Robert Stevanovski, Anthony Cassara and David Stevanovski, members of the Company’s Board of Directors, is a principal of D4 Holdings.   As a result, each of these individuals and D4 Holdings may be deemed to have a direct or indirect interest in the transactions contemplated by the Purchase Agreement and the Investor Rights Agreement, and the Loan Agreements, described above under “Item 1. Business - Transactions with D4 Holdings”.

During the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, pursuant to which we provide digital video and voice-over-IP telecommunications services in Australia and New Zealand to ACN Pacific. In October 2010 we entered into a sales agency agreement with ACN pursuant to which ACN sells a private label version of joip Mobile under the ACN Mobile World brand. In December 2010 we entered into an agreement with ACN Korea, a wholly-owned subsidiary of ACN, pursuant to which we provide digital video and voice-over-IP services in Korea.  In April 2011 we entered into an introducer agreement with ACN Europe B.V., a wholly-owned subsidiary of ACN, pursuant to which ACN Europe refers potential customers in different countries in Europe to a private label version of joip Mobile sold under the ACN Mobile World brand. We recognized revenues of approximately $950,000, $130,000 and $22,000 in 2010 from our agreements with ACN Pacific, Ojo Service and ACN Korea, respectively, and $977,000, $14,000, $233,000, $1,118,000 and $272,000 in 2011 from our agreements with ACN Pacific, Ojo Service, ACN Korea, ACN and ACN Europe, respectively. Each of Robert Stevanovski, Anthony Cassara and David Stevanovski has an ownership interest in, and a director, officer and/or advisory position with, ACN.  As a result of their relationship with ACN, each of these individuals may be deemed to have a direct or indirect interest in the transactions contemplated by our agreements with ACN and ACN Korea.

 All transactions between us and our officers, directors, principal stockholders and affiliates must be reviewed and approved in advance by the Audit Committee. To the extent that any member of the Audit Committee has an interest in any such transaction, the member will recuse himself from considering and voting on the matter.

Director Independence

Our common stock is currently quoted on the OTCQB and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 5605(a)(2) of the Nasdaq Marketplace Rules. The board has determined that J. Lyle Patrick qualifies as “independent” under this rule.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co. for the audit of the Company's annual financial statements for the years ended December 31, 2010 and 2011, and fees billed for other services rendered by Brightman Almagor Zohar & Co. during those periods.

	2011	2010
Audit fees	$71,000	$71,000
Audit-related fees	-	-
Tax fees	-	2,500
All other fees	-	-
Total	$71,000	$73,500

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees we paid Brightman Almagor Zohar & Co. for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports filed with the SEC, as well as for work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and consultation regarding financial accounting and/or reporting standards; “audit-related fees” are fees billed by Brightman Almagor Zohar & Co. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees billed by Brightman Almagor Zohar & Co. for any services not included in the first three categories.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2012.

DELTATHREE, INC.

By:	/s/ Effi Baruch
Effi Baruch
Chief Executive Officer, President and Senior Vice
President of Operations and Technology
(Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Effi Baruch his true and lawful attorney-in-fact, acting alone, with full power of substitution, for and in the name, place and stead of the undersigned, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes, may lawfully do or cause to be done by virtue thereof.

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Effi Baruch	Chief Executive Officer, President and Senior	March 28, 2012
Effi Baruch	Vice President of Operations and Technology (Principal Executive Officer)

/s/ Yochai Ozeri	Director and Treasurer (Principal	March 28, 2012
Yochai Ozeri	Financial Officer and Principal Accounting Officer)

/s/ Robert Stevanovski	Chairman of the Board of Directors	March 28, 2012
Robert Stevanovski

/s/ Anthony Cassara	Director	March 28, 2012
Anthony Cassara

/s/ David Stevanovski	Director	March 28, 2012
David Stevanovski

/s/ Colleen Jones	Director	March 28, 2012
Colleen Jones

/s/ Lior Samuelson	Director	March 28, 2012
Lior Samuelson

/s/ J. Lyle Patrick	Director	March 28, 2012
J. Lyle Patrick

EXHIBIT INDEX

The following documents are filed as exhibits to this Annual Report on Form 10-K or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit Number	Description
3.1	Form of the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference from our Annual Report on Schedule 14A filed on April 30, 2002).

3.2	Form of the Company’s Amended and Restated By-laws (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

4.1	Specimen Certificate of Common Stock (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.2	Convertible Promissory Note, dated March 2, 2011, by deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. in favor of D4 Holdings, LLC in a principal amount of $1,600,000 (incorporated by reference from our Current Report on Form 8-K filed on March 3, 2011).

4.3	Promissory Note, dated September 12, 2011, by deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. in favor of D4 Holdings, LLC in a principal amount of $300,000 (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2011).

10.1	2004 Non-Employee Director Stock Option Plan (incorporated by reference from our registration statement on Form S-8 (Registration No. 333-122242)).+

10.2	First Amendment to the deltathree, Inc. 2004 Non-Employee Director Stock Option Plan, dated as of December 20, 2005 (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K filed on December 21, 2005).+

10.3	Form of Option Agreement Pursuant to 2004 Non-Employee Director Stock Option Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2005).+

10.4	deltathree, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 19, 2008).+

10.5	deltathree, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 19, 2008).+

10.6	Form of Option Agreement Pursuant to 2004 Stock Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2005).+

10.7	Form of Restricted Unit Agreement Pursuant to 2004 Stock Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2008).+

10.8	deltathree, Inc. 2009 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 22, 2009).+

10.9	Form of deltathree, Inc. 2009 Stock Incentive Plan Incentive Stock Option Grant Agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

10.10	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement (for U.S. taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.11	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement under Section 102(b)(2) of the Israeli Income Tax Ordinance (for Israeli taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.12	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement under Section 3(i) of the Israeli Income Tax Ordinance (for Israel taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.13	Form of deltathree, Inc. 2009 Stock Incentive Plan Restricted Stock Award Agreement (for U.S. taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.14	Form of deltathree, Inc. 2009 Stock Incentive Plan Restricted Stock Award Agreement (for Israeli taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.15	Third Loan and Security Agreement, dated as of March 2, 2011, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on March 3, 2011).

10.16	Warrant, dated March 2, 2011, between deltathree, Inc., and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on March 3, 2011).

10.17	Second Amendment to and Consent under Loan and Security Agreement, dated as of March 2, 2011, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on March 3, 2011).

10.18	Introducer Agreement, dated as of April 13, 2011, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and ACN Europe B.V. (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2011).

10.19*	Amendment No. 4 to Executive Employment Agreement among deltathree, Inc., Delta Three Israel, Ltd. and Effi Baruch, dated as of August 17, 2011.+

10.20	Fourth Loan and Security Agreement, dated as of September 12, 2011, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2011).

10.21*	Amendment No. 2 to Offer of Employment Letter between Delta Three Israel, Ltd. and Yochai Ozeri, dated as of November 29, 2011.+

21.1*	Subsidiaries of deltathree, Inc.

23.1*	Consent of Brightman Almagor Zohar & Co.

31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.**

101.SCH*	XBRL Taxonomy Extension Schema Document.**

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.
+	Indicates management contract or compensatory plan, contract or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

DELTATHREE, INC.

We have audited the accompanying consolidated balance sheets of deltathree, Inc. ("the Company") and its subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and deficiency in stockholders' equity raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A member firm of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

March 28, 2012

DELTATHREE , INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$214	$308
Restricted cash and short-term investments (Note 3)	131	167
Accounts receivable, net (Note 4)	415	812
Prepaid expenses and other current assets (Note 5)	445	406
Inventory	46	25
Total current assets	1,251	1,718

Property and equipment, net (Note 6)	335	398
Deposits	78	80

Total assets	$1,664	$2,196

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Current portion of capital leases	$-	$7
Accounts payable	1,469	1,554
Deferred revenues	522	659
Short-term loan from a related party (Note 2(w))	3,133	1,900
Other current liabilities (Note 7)	830	1,484
Total current liabilities	5,954	5,604

Long-term liabilities:
Severance pay obligations (Note 8)	112	152
Total current liabilities	112	152
Total liabilities	6,066	5,756
Commitments and contingencies (Note 9)

Stockholders’ deficiency (Note 10):
Share capital:
Common stock, par value $0.001 per share; authorized 225,000,000 shares; issued and outstanding: 72,273,525 at December 31, 2011, and 72,243,971 at December 31, 2010.	72	72
Additional paid-in capital	176,893	174,684
Accumulated deficit	(181,367)	(178,316)
Total stockholders’ deficiency	(4,402)	(3,560)

Total liabilities and stockholders’ deficiency	$1,664	$2,196

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE , INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

	2011	2010	2009
Revenues:	$10,535	$14,200	$19,002

Costs and operating expenses:
Cost of revenues (exclusive of $123, $242 and $536
depreciation included in a separate line below, respectively)	7,288	11,220	16,127
Research and development expenses (Note 11)	1,492	1,483	464
Selling and marketing expenses	1,970	958	1,201
General and administrative expenses	1,213	2,322	3,514
Accrual for (recovery of) contingency	(53)	176	-
Accrual for commercial rent tax	300	-	-
Depreciation and amortization	180	345	890

Total costs and operating expenses	12,390	16,504	22,196

Loss from operations	(1,855)	(2,304)	(3,194)
Capital gain	-	-	86
Other non-operating income	-	-	15
Interest expense, net (Note 12)	(1,185)	(162)	(72)
Loss before income taxes	(3,040)	(2,466)	(3,165)
Income taxes (Note 13)	11	29	34
Net loss	$(3,051)	$(2,495)	$(3,199)
Net loss per share-basic and diluted	$(0.04)	$(0.03)	$(0.05)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,231,942	67,877,743

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE , INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

($ in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at January 1, 2009	32,870,105	33		173,137	(172,622)	548
Issuance of shares to D4 Holdings	39,000,000	39		1,031		1,070
Vesting of restricted shares	5,600	–	*
Exercise of options	154,800	–	*	14		14
Stock-based compensation				142		142
Loss for the year					(3,199)	(3,199)
Balance at December 31, 2009	72,030,505	72		174,324	(175,821)	(1,425)
Retirement of restricted shares	(33,508)	–	*			-
Vesting of restricted shares	246,974	–	*			-
Exercise of options	-	-				-
Stock-based compensation				360		360
Loss for the year					(2,495)	(2,495)
Balance at December 31, 2010	72,243,971	72		174,684	(178,316)	(3,560)
Vesting of restricted shares	29,554	–	*
Issuance of debt containing beneficial conversion feature				1,916		1,916
Stock-based compensation				293		293
Loss for the year					(3,051)	(3,051)
Balance at December 31, 2011	72,273,525	72		176,893	(181,367)	(4,402)

* Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE , INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(3,051)	$(2,495)	$(3,199)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accumulated interest on short-term loan	281	-	-
Depreciation and amortization	180	345	890
Amortization related to convertible notes	768	-	-
Write-off of office equipment	-	-	20
Write-off of long-term deposits	-	-	50
Tax provision	(158)	(137)	(400)
Stock-based compensation	293	360	142
Capital gain, net	-	-	(86)
Liability for severance pay, net	(40)	2	10
Provision for losses on accounts receivable	-	24	253
Exchange rates differences on deposits, net	2	(13)	-
Accrual for commercial rent tax	300	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	397	(567)	237
(Increase) decrease in prepaid expenses other current assets	(39)	3	(59)
(Increase) decrease in inventory	(21)	3	4
(Decrease) increase in accounts payable	(85)	(358)	427
(Decrease) increase in deferred revenues	(137)	2	(114)
(Decrease) increase in other current liabilities	(796)	(247)	645
	945	(583)	2,019
Net cash (used in) operating activities	(2,106)	(3,078)	(1,180)

Cash flows from investing activities:
Purchase of property and equipment	(117)	(89)	(192)
Proceeds from sale of property and equipment	-	-	156
Decrease (increase) in short-term investments	6	-	(49)
Net cash (used in) investing activities	(111)	(89)	(85)

Cash flows from financing activities:
Payment of capital leases	(7)	(140)	(140)
Proceeds from exercise of options	-	-	14
Proceeds from issuance of shares, net	-	-	1,070
Short-term loan from a related party	2,100	1,900	-
Release of restricted cash	30	201	47
Net cash provided by financing activities	2,123	1,961	991

(Decrease) in cash and cash equivalents	(94)	(1,206)	(274)
Cash and cash equivalents at beginning of year	308	1,514	1,788
Cash and cash equivalents at end of year	214	308	1,514

Supplemental disclosures of cash flow information:
Cash paid for:
Taxes	46	29	25

Supplemental schedule of investing and financing activities:
Cash received from:
Proceeds from issuance of shares	-	-	1,170
Direct costs paid for services due to issuance of shares	-	-	(100)
Total proceeds	-	-	(1,070)

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

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  The Company and its subsidiaries have entered into four loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings has agreed to provide the Company with loans in the aggregate principal amount of $4,100,000.  The initial Loan and Security Agreement was entered into on March 1, 2010, and the Company has drawn the maximum principal amount available under the initial Loan and Security Agreement.  On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings with a maximum principal amount of $1,000,000, and the Company has drawn the maximum principal amount available under the Second Loan Agreement.  In connection with the Second Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $0.1312 per share. On March 2, 2011, the Company and its subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by the Company in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the Company’s common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with the Company’s entering into the Third Loan Agreement, D4 Holdings and the Company entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and then subsequently extended by oral agreement of the parties to July 1, 2012. In connection with the Third Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.096 per share. The Company has drawn the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of the Company’s common stock. On September 12, 2011, the Company and its subsidiaries entered into the Fourth Loan and Security Agreement, or the “Fourth Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $300,000. As of December 31, 2011, the Company had received advances in the aggregate amount of $200,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

As of December 31, 2011, the Company had negative working capital equal to approximately $4.8 million as well as negative stockholders’ equity equal to approximately $4.4 million. The Company believes it is probable that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash (in addition to any further amounts it may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. The Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

Due to the limited availability of additional loan advances under the Fourth Loan Agreement, the Company believes that, unless it is able to increase revenues and generate additional cash flows, its current cash and cash equivalents will not satisfy its current projected cash requirements beyond the foreseeable future. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

In addition, unless the Company is able to increase revenues and generate additional cash flows, based on currently projected cash flows the Company believes that it may be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due. In the event that were to occur, if D4 Holdings is not willing to waive compliance or otherwise modify the Company’s obligations such that the Company is able to avoid defaulting on such obligations, D4 Holdings could accelerate the maturity of the Company’s debts due to it. Further, because D4 Holdings has a lien on all of the Company’s assets to secure the Company’s obligations under the loan agreements, D4 Holdings could take actions under the loan agreements and seek to take possession of or sell the Company’s assets to satisfy the Company’s obligations thereunder. Any of these actions would likely have an immediate material adverse effect on the Company’s business, financial condition or results of operations.

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

In view of the Company’s current cash resources, nondiscretionary expenses, debt and near term debt service obligations, the Company may begin to explore all strategic alternatives available to it, including, but not limited to, a sale or merger of the Company, a sale of its assets, recapitalization, partnership, debt or equity financing, voluntary deregistration of its securities, financial reorganization, liquidation and/or ceasing operations. In the event that the Company requires but is unable to secure additional funding, the Company may determine that it is in its best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code. Seeking relief under the U.S. Bankruptcy Code, even if the Company is able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between the Company and its existing and potential customers, employees, and others. Further, if the Company was unable to implement a successful plan of reorganization, the Company might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code. There can be no assurance that exploration of strategic alternatives will result in the Company pursuing any particular transaction or, if the Company pursues any such transaction, that it will be completed.

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

f ..      Restricted cash

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

j.      Long-lived assets

The Company applies the provisions of “Accounting for the Impairment or Disposal of Long-Lived Assets” [ASC 360-10]. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  At December 31, 2011, there were no intangible assets listed on the Company’s balance sheet.

k.     Write-off of goodwill and intangible assets

The Company evaluates its long-lived tangible assets for impairment in accordance with “Accounting for the Impairment or Disposal of Long-Lived Assets,” [ASC 360-10] whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No amortizations or write-offs were recorded during 2010 or 2011.

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

p.     Stock-based compensation

The following assumptions were used for the fiscal year 2011: dividend yield of 0.00% for all periods; risk-free interest rate of 2.4%; an expected life of 3-4 years for all periods; and a volatility rate of 80%.

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

Sales to material customers representing ten percent or more of total revenues for each of the three months ended December 31, 2011 and 2010, and accounts receivable as of December 31, 2011, and December 31, 2010, were as follows:

	Revenues		Accounts Receivable
Customer	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	As of December 31, 2011	As of December 31, 2010
Reseller A	15.6%	48.3%	-	46.7%
Reseller B	27.8%	13.1%	19.3%	6.6%
Service provider A	10.0%	6.7%	34.2%	28.9%

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

v.       Reclassification

Certain prior years’ amounts have been reclassified in conformity with the current year's financial statements presentation. For more information, please see Selected Quarterly Financial Information (Unaudited) in Note 14 below.

w. Short-term loan from a related party

The Second Loan Agreement and the Third Loan Agreement as described in Note 1 above are accounted for in accordance with "Debt with Conversion and Other Options" [ASC 470-20-25].

The Second Loan Agreement was accounted as a debt instrument with stock warrants. Under ASC 470-20-25, issuers of certain debt instruments with stock purchase warrants are required to separately account for the liability components and the equity components, based on the relative fair value of the debt instrument without the warrants and of the warrants themselves at time of issuance. The Company separated it accordingly.

The Third Loan Agreement was accounted as a convertible debt instrument with stock warrants and a beneficial conversion features. Under ASC 470-20-25, as a first step the Company separated the debt instruments and the warrants based on their relative fair value for the liability components and for the equity components. In addition, as a second step the Company concluded that the liability component includes beneficial conversion features. Under ASC 470-20-25, issuers of certain debt instruments with beneficial conversion features need to allocate to an equity component an amount based on the amount the feature is in-the-money at the commitment date. The Company separated it accordingly.

The following is a summary of the short term loans and the equity components:

	December 31,
	2011	2010
	($ in thousands)
Face value of the short-term loans	$4,000	$1,900
Unamortized discount	(1,148)	-
Accumulated interest	281	-
Net carrying amount of debt component	3,133	1,900

The interest expenses relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	December 31,
	2011	2010
	($ in thousands)
Contractual interest coupon	413	-
Amortization of the discount on the liability components	768	-
Total interest expense on short-term loans	1,181	-

Note 3 - Restricted cash and short-term investments

The following is a summary of our restricted cash and available-for-sale securities as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	($ in thousands)
Restricted cash (money market funds)*	$131	$137
Bank deposits	-	30
Total restricted cash and short-term investments	131	167

* Restricted cash represents amounts held in certificates of deposit and money market funds to support stand-by letters of credit used as security for third party vendors as well as amounts deposited as guarantees for the Subsidiary’s office in Jerusalem and for currency hedging transactions in which the Company engages.

Note 4 - Accounts receivable, net

Accounts receivable are stated net of an allowance for doubtful accounts of approximately $508,000 at each of December 31, 2011 and 2010, respectively. Accounts receivable, net includes $158,000 and $235,000 as of December 31, 2011 and December 31, 2010, respectively for related parties.

Note 5 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2011	2010
	($ in thousands)
Government of Israel (VAT refund and other)	$14	$6
Deposits with suppliers	227	161
Prepaid expenses	153	217
Other	51	22
Total prepaid expenses and other current assets	$445	$406

 Note 6 – Property and equipment, net

	December 31,
	2011	2010
	($ in thousands)
Telecommunications equipment	$17,205	$17,120
Furniture, fixtures and other	630	629
Leasehold improvements	797	797
Capital leases	422	422
Computers, hardware and software	9,245	9,214
	28,299	28,182

Less - accumulated depreciation	(27,964)	(27,784)
Total property and equipment, net	$335	$398

Note 7 - Other current liabilities

Other current liabilities consist of the following:

	December 31,
	2011	2010
	($ in thousands)
Accrued expenses	$582	$1,180
Employees and related expenses	228	276
Other	20	28
Total other current liabilities	$830	$1,484

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

Expenses (income) relating to employee termination benefits were $196,567, $200,570 and $211,663 for the years ended December 31, 2011, 2010 and 2009, respectively.

The aggregate value of the insurance policies as of December 31, 2011 and 2010 was $605,933 and $712,511, respectively.

Note 9 - Commitments and contingencies

a.           Lease commitments

Until November 2011, the Company leased its executive offices at 224 West 35th Street, New York, N.Y.  Since such time the Company has been leasing its executive offices at at 26 Avenue at Port Imperial, West New York, New Jersey, and storage and equipment space at 117 Central Avenue, Hackensack, New Jersey. The Company leases each of these facilities on a month-to-month basis. Rent expense, net, for 2011 was $$22,550.

The Subsidiary leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  The term of the lease expires June 30, 2012, and the Subsidiary is currently seeking suitable new office space.   Rent expense, net for the Subsidiary for 2011 was $$163,200.

b.           Legal proceedings

On August 31, 2010, the U.S. Department of Homeland Security, or the DHS, seized approximately $176,000 held in the Company’s bank accounts in connection with its investigation into the activities of certain of the Company’s resellers.  In subsequent conversations with the Assistant United States Attorney for the Eastern District of New York, or the U.S. Attorney, which is assisting the DHS in the investigation, the Company was informed that the government suspects that these resellers were engaged in money laundering activities. In addition, the U.S. Attorney stated that the Company failed to file certain reports of cash payments under applicable law.  The Company is opposing this seizure, and on October 12, 2010, it filed a petition with the DHS for the return of the money.  On February 4, 2011, the Company’s petition was denied, and on February 22, 2011, the Company presented an offer of compromise. On November 1, 2011, the Company was notified by the DHS that its offer of compromise had been denied. On March 27, 2012, the Company signed a Stipulation of Settlement with the U.S. Customs and Border Protection, or the CBP, pursuant to which, amongst other things, the Company agreed to a forfeiture of the seized funds and the CBP agreed to return and remit $52,804 to the Company following completion of the forfeiture proceedings. In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], the Company accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized, and recognized the recovery of the amount to be returned to the Company as a reversal of the loss recognized.

On July 5, 2011, the Company received a notice from the New York City Department of Finance that claimed that the Company had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that the Company had leased during that time. The notice stated that the Company is obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns. On August 15, 2011, the Company filed a response contesting the assessment and/or attempting to negotiate a reduction in the amounts to be paid. The final outcome of this assessment and the Company’s negotiations with the New York City Department of Finance cannot be determined at this time. In the event that the Company is required to pay all or most of the amounts claimed by the New York City Department of Finance this would have a material adverse effect on the Company’s financial condition and liquidity. During 2011 the Company recorded $300,000 as a provision for commercial rent tax.

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

 On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of interconnected VoIP services. The order applies to our iConnectHere and joip customers, or our “retail customers”. We do not believe that we are responsible for compliance with this order when we sell our service wholesale to companies who then offer the service to retail end-users. We cannot predict whether we would be subject to any third-party litigation in connection with such customers who resell our services or whether the rules will be interpreted as applicable to those who wholesale interconnected VoIP services.

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

 The FCC decided in June 2006 that interconnected VoIP service providers should be required to contribute to the universal service fund, or USF. The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end-user interstate services. The FCC developed three alternatives under which an interconnected VoIP service provider may elect to calculate its universal service contribution: (1) a safe harbor that assumes 64.9% of the provider’s end-user revenues are interstate; (2) a traffic study to determine an allocation for interstate end-user revenues; or (3) actual interstate and international end-user revenues. If an interconnected VoIP service provider calculates its universal service contributions based on its actual percentage of interstate calls, the FCC suggested that its preemption of state regulation of such services may no longer apply, in which case the interconnected VoIP service provider could be subject to regulation by each state in which it operates as well as federal regulation. In addition, the FCC is considering a number of proposals that could alter the way that the USF is assessed. For instance, the FCC is considering an assessment based on the use of telephone numbers. The U.S. Congress may also provide the FCC with additional authority to reform USF or mandate a particular methodology.  At this time we cannot predict time what impact, if any, USF reform, may have on our business.

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

The Company paid approximately $150,000 of state and local taxes and other fees during 2011.  To the extent we increase the cost of services to its customers to recoup some of the costs of compliance, this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

As of December 31, 2011, options to purchase 2,642,006 shares of Common Stock granted under the Company’s stock incentive plans were exercisable with exercise prices ranging between $0.14 and $2.90 per share.

A summary of the status of the Company’s stock incentive plans as of December 31, 2009, 2010 and 2011 and changes during the years then-ended, is presented below:

	December 31, 2009		December 31, 2010		December 31, 2011
	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price
Options outstanding at beginning of year	2,353,541	$0.85	5,893,000	$0.70	7,530,333	$0.32
Granted during the year	4,660,000	0.34	2,995,000	0.25	4,680,000	0.04
Exercised during the year	92,500	0.15	-	-	-
Forfeited during the year	1,028,041	1.39	1,357,667	0.34	3,340,833	1.33
Outstanding at end of year	5,893,000	$0.70	7,530,333	$0.32	8,869,500	$0.21

Weighted average fair value of options granted during the year	$0.34		$0.25		$0.04

Additional information regarding options outstanding as of December 31, 2011, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$0.03	3,600,000	9.8	0.03	-	-
$0.09	50,000	9.6	0.09	-	-
$0.11 – 0.14	505,000	7.0	0.14	270,006	0.14
$0.15	540,000	6.3	0.15	540,000	0.15
$0.16	50,000	9.8	0.16	-	-
$0.18 – 0.22	600,000	8.8	0.20	225,000	0.20
$0.27	1,360,000	8.8	0.27	340,000	0.27
$0.32 – 0.386	350,000	3.8	0.376	312,500	0.376
$0.41	1,720,000		0.41	860,000	0.41
$2.85 – 3.20	94,500	1.3	2.90	94,500	2.90
	8,869,500		0.21	2,642,006	0.38

 c. Restricted shares of the Company’s Common Stock

During the year ended December 31, 2011, the Company did not grant restricted shares of the Company’s common stock or restricted units to purchase shares of the Company’s common stock.

Note 11 - Research and development expenses

Research and development expenses consist of the following:

	Year ended December 31,
		($ in thousands)
	2011	2010	2009
Salaries and related expenses	$1,177	$1,147	$344
Consulting and advisory fees	66	40	9
Travel	5	8	7
Other	244	288	104
Total research and development expenses	$1,492	$1,483	$464

Note 12 – Interest expense, net

Interest expense consists of the following:

	Year ended December 31,
		($ in thousands)
	2011	2010	2009
Discount of convertible notes	$768	$-	$-
Interest paid and accrued on related party’s loan	413	124	-
Bank charges	39	48	92
Foreign exchange differences	(35)	(10)	(20)
Total interest expense	$1,185	$162	$72

Note 13 - Income taxes

a.   Provision for income taxes

No provision for income taxes was required for the years ended December 31, 2011, 2010 and 2009 due to net losses in these periods.

b. Net operating losses

As of December 31, 2011, the Company had net operating losses generated in the U.S. and Israel of approximately $21.2 million and $4.7 million, respectively.

The Company’s issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 the Company’s ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income it may generate in the future will be limited to approximately $600,000 per year from February 2009.  The NOLs began expiring in 2011 and will expire at various dates until 2029 if not utilized. The Company’s ability to utilize its remaining NOLs could be additionally reduced if it experiences any further “ownership change,” as defined under Section 382.

The Company's net operating losses generated in Israel may be carried forward indefinitely. The Subsidiary received final tax assessments through the tax year ended December 31, 2008.

c. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	December 31,
	2011	2010
	($ in thousands)
Net operating losses carryforwards	$8,590	$7,500	*
Less valuation allowance	(8,590)	(7,500	)*
Net deferred tax assets	$-	$-

* amended

A valuation allowance of $8.59 million and $7.5 million is provided as of December 31, 2011 and 2010, respectively, as the realization of the deferred tax assets are not assured.

	Year ended December 31,
	2011	2010	2009
	(US$ in thousands)
Domestic	$(3,360)	$(2,746)	$(3,337)
Foreign	250	251	138
Total	$(3,110)	$(2,495)	$(3,199)

Note 14 - Segment reporting, geographical information and major customers

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

	Year ended December 31,
	2011	2010	2009
		($ in thousands)
Revenues:
United States	$1,834	$3,942	$7,568
Europe	140	3,413	5,200
South America	1,448	1,641	1,971
Far East	1,772	1,401	949
Middle East	5,127	3,198	2,494
Other	214	605	820
Total revenues	$10,535	$14,200	$19,002

Revenues from major customers exceeding 10% of revenues:
Master Reseller - A	15.6%	48.3%	22.5%
Master Reseller - B	27.8%	13.1%	6.9%
Service Provider Customer - A	10.0%	6.7%	-%

	December 31,
	2011	2010
	($ in thousands)
Long-lived assets:
United States	274	304
Israel	23	39
Australia	38	55
Total long-lived assets	335	398

Selected Quarterly Financial Information (Unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2011
Total revenues	$3,784	$2,206	$2,215	$2,330
Costs and operating expenses:
Cost of revenues	2,794	1,561	1,524	1,409
Research and development expenses	433	459	366	234
Selling and marketing expenses	538	584	424	424
General and administrative (income) expenses	(260)	628	407	438
(Recovery of) contingency	-	-	-	(53)
Accrual for commercial rent tax	-	300	-	-
Depreciation and amortization	60	45	36	39
Total costs and operating expenses	3,565	3,577	2,757	2,491
Income (loss) from operations	219	(1,371)	(542)	(161)
Interest expense, net	(185)	(247)	(329)	(424)
Income (loss) before income taxes	34	(1,618)	(871)	(585)
Income taxes	6	2	1	2
Net income (loss)	$28	$(1,620)	$(872)	$(587)
Net income (loss) per share - basic and diluted	$0.00	$(0.02)	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,273,525	72,273,525	72,273,525

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2010
Total revenues	$3,065	$3,394	$3,528	$4,213
Costs and operating expenses:
Cost of revenues (*)	2,247	2,793	2,806	3,374
Research and development expenses (*)	362	404	350	367
Selling and marketing expenses (*)	248	227	206	278
General and administrative expenses (*)	554	623	596	548
Accrual for contingency	-	-	176	-
Depreciation and amortization	118	104	77	46
Total costs and operating expenses	3,529	4,151	4,211	4,613
Loss from operations	(464)	(757)	(683)	(400)

Interest expense, net	-	(52)	(39)	(71)
Loss before income taxes	(464)	(809)	(722)	(471)
Income taxes	8	4	7	10
Net loss	$(472)	$(813)	$(729)	$(481)
Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	72,172,124	72,233,580	72,222,622	72,242,021

(*) Reclassified, except for numbers for three months ended December 31, 2010.

