Form 10-Q
period 2012-03-31
DELTATHREE INC
filed 2012-05-14
CIK 1086740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

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

As of May 8, 2011, the registrant had outstanding 72,273,525 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

DELTATHREE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in thousands)

	As of March 31, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$449	$214
Restricted cash and short-term investments	80	131
Accounts receivable, net (includes $172 and $158 as of March 31, 2012, and December 31, 2011, respectively, from a related party)	539	415
Prepaid expenses and other current assets	367	445
Inventory	53	46

Total current assets	1,488	1,251

Property and equipment, net	301	335
Deposits	80	78

Total assets	$1,869	$1,664

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable (includes $868 and $575 as of March 31, 2012, and December 31, 2011, respectively, to a related party)	1,639	1,469
Deferred revenues	686	522
Short-term loan from a related party	3,526	3,133
Other current liabilities	840	830

Total current liabilities	6,691	5,954

Long-term liabilities:
Severance pay obligations	113	112

Total long-term liabilities	113	112

Total liabilities	6,804	6,066

Stockholders’ deficiency:
Share capital:
Common stock, par value $0.001 per share; authorized: 225,000,000 shares; issued and outstanding: 72,273,525 at March 31, 2012, and December 31, 2011	72	72
Additional paid-in capital	176,902	176,893
Accumulated deficit	(181,909)	(181,367)

Total stockholders’ deficiency	(4,935)	(4,402)

Total liabilities and stockholders’ deficiency	$1,869	$1,664

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenues	$2,847	$3,784

Costs and operating expenses:
Cost of revenues	1,737	2,794
Research and development expenses	305	433
Selling and marketing expenses	502	538
General and administrative expenses (income)	351	(260)
Depreciation and amortization	35	60
Total costs and operating expenses	2,930	3,565

(Loss) income from operations	(83)	219
Interest expense, net	459	185
(Loss) income before income taxes	(542)	34
Income taxes	-	6
Net (loss) income	$(542)	$28

Net loss per share – basic and diluted	$(0.01)	$0.00

Basic and diluted weighted average number of shares outstanding	72,273,525	72,273,525

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income for the period	$(542)	$28
Adjustments to reconcile loss for the period to net cash provided by (used in) operating activities:
Accumulated interest on short-term loan	132	-
Depreciation and amortization	35	60
Amortization related to convertible notes	261	92
Tax provision	-	(158)
Stock-based compensation	9	83
Provision for losses on accounts receivable	-	100
Increase in liability for severance pay, net	1	22
Exchange rates differences on deposits, net	(2)	(4)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(124)	159
(Increase) decrease in prepaid expenses and other current assets	(56)	60
Increase in inventory	(7)	(7)
Increase (decrease) in accounts payable	170	(366)
Increase (decrease) in deferred revenues	164	(125)
Increase (decrease) in other current liabilities	10	(759)
	593	(843)
Net cash provided by (used in) operating activities	51	(815)

Cash flows from investing activities:
Purchase of property and equipment	(1)	(86)
Release of restricted cash	134	-
Decrease (increase) in short-term investments, net	51	(8)
Net cash provided by (used in) investing activities	184	(94)

Cash flows from financing activities:
Payment of capital leases	-	(7)
Short-term loan from a related party	-	850
Net cash provided by financing activities	-	843

Increase (decrease) in cash and cash equivalents	235	(66)
Cash and cash equivalents at beginning of period	214	308
Cash and cash equivalents at end of period	$449	$242

5

	Three Months Ended March 31,
	2012	2011
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$84	$6

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 28, 2012, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2011 fiscal year and through the date of this Report.

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  The Company and its subsidiaries have entered into four loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings has agreed to provide the Company with loans in the aggregate principal amount of $4,100,000.  The initial Loan and Security Agreement was entered into on March 1, 2010, and the Company has drawn the maximum principal amount available under the initial Loan and Security Agreement.  On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings with a maximum principal amount of $1,000,000, and the Company has drawn the maximum principal amount available under the Second Loan Agreement.  In connection with the Second Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $0.1312 per share. On March 2, 2011, the Company and its subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by the Company in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the Company’s common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with the Company’s entering into the Third Loan Agreement, D4 Holdings and the Company entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and then subsequently extended by oral agreement of the parties to July 1, 2012. In connection with the Third Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.096 per share. The Company has drawn the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of the Company’s common stock. On September 12, 2011, the Company and its subsidiaries entered into the Fourth Loan and Security Agreement, or the “Fourth Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $300,000. As of March 31, 2012, the Company had drawn down the aggregate amount of $200,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

As of March 31, 2012, the Company had negative working capital equal to approximately $5.2 million as well as negative stockholders’ equity equal to approximately $4.9 million. The Company believes it is probable that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash (in addition to any further amounts it may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. The Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

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

Due to the Company’s ongoing losses and reduction in cash, the Company initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, the Company instituted a reduction in force and decreased the number of full time employees from approximately 53 to 37, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. As of March 31, 2012, the Company had 31 full time employees.

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

Sales to material customers representing ten percent or more of total revenues for each of the three months ended March 31, 2012 and 2011, and accounts receivable as of March 31, 2012, and December 31, 2011, were as follows:

Customer	Revenues		Accounts Receivable
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	As of March 31, 2012	As of December 31, 2011
Reseller A	24%	38%	23%	-
Reseller B	14%	21%	7%	19%
Affiliate A	12%	-	-	-
Affiliate B	11%	-	-	-
Service Provider A	8%	8%	29%	38%

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

No options to purchase shares of the Company’s common stock were granted during the three months ended March 31, 2012.

3.	Commitments and Contingencies

Lease Commitments

The Company leases its executive offices at 26 Avenue at Port Imperial, West New York, New Jersey, and storage and equipment space at 117 Central Avenue, Hackensack, New Jersey.  The Company leases each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for the three months ended March 31, 2012, was $1,650.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company (the "Subsidiary"), leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  The term of the lease expires June 30, 2012. The Subsidiary is currently in discussions with the landlord to extend the lease on the same terms, subject to a significant reduction in the size of the office space subject to the lease, for an additional three years, and expects to enter into a written agreement with the landlord to that effect in the near future. Rent expense, net for the Subsidiary for the three months ended March 31, 2012, was $44,000.

Legal Proceedings

On August 31, 2010, the U.S. Department of Homeland Security, or the DHS, seized approximately $176,000 held in the Company’s bank accounts in connection with its investigation into the activities of certain of the Company’s resellers.  In subsequent conversations with the Assistant United States Attorney for the Eastern District of New York, or the U.S. Attorney, which assisted the DHS in the investigation, the Company was informed that the government suspects that these resellers were engaged in money laundering activities. In addition, the U.S. Attorney stated that the Company failed to file certain reports of cash payments under applicable law.  The Company opposed this seizure, and on October 12, 2010, it filed a petition with the DHS for the return of the money.  On February 4, 2011, the Company’s petition was denied, and on February 22, 2011, the Company presented an offer of compromise. On November 1, 2011, the Company was notified by the DHS that its offer of compromise had been denied. On March 27, 2012, the Company signed a Stipulation of Settlement with the U.S. Customs and Border Protection, or the CBP, pursuant to which, amongst other things, the Company agreed to a forfeiture of the seized funds and the CBP agreed to return and remit $52,804 to the Company, and on April 19, 2012, the Company received the $52,804. In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], the Company accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized, and recognized the recovery of the amount to be returned to the Company as a reversal of the loss recognized.

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

The Company paid approximately $84,200 of state and local taxes and other fees during the three months ended March 31, 2012. To the extent the Company increases the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

In addition, it is possible that the Company will be required to collect and remit taxes, fees and surcharges in other states and local jurisdictions where it has not done so, and which such authorities may take the position that it should have collected. If so, they may seek to collect those past taxes, fees and surcharges from the Company and impose fines, penalties or interest charges on the Company. The Company’s payment of these past taxes, fees and surcharges, as well as penalties and interest charges, could have a material adverse effect on the Company.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A,  should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf.  Words such as “may,” “expect,” “anticipate,” “forecast,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following:

●	our ability to increase revenues and generate additional cash;
●	our ability to obtain additional capital in the near term to finance operations;
●	our ability to meet our obligations under outstanding indebtedness, and the impact of any remedies our secured lender may seek thereunder;
●	our ability to successfully pursue strategic alternatives in the event we are unable to increase revenues and generate additional cash;
●	our ability to retain key personnel and employees needed to support our services and ongoing operations and our ability to continue to effectively maintain our ongoing operations, especially following the reduction in force that we recently effected;
●	our dependence on a small number of key customers for a significant percentage of our revenue;
●	decreasing rates of all related telecommunications services;
●	the public’s acceptance of Voice over Internet Protocol, or VoIP, telephony, and the level and rate of customer acceptance of our new products and services;
●	the competitive environment of VoIP telephony and our ability to compete effectively;
●	fluctuations in our quarterly financial results;
●	our ability to maintain and operate our computer and communications systems without interruptions or security breaches;
●	our ability to operate in international markets;
●	our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of equipment owned and operated by third parties;
●	the uncertainty of future governmental regulation;
●	the outcome of our discussions with the New York City Department of Finance regarding the outstanding commercial rent tax, interest and penalties it claims we owe;
●	the impact of continuing unrest in the Middle East on our customers doing business in that region, as well as the ability of certain of our major customers operating in that region to resume or continue operations;
●	our ability to protect our intellectual property against infringement by others, and the costs and diversion of resources relating to any claims that we infringe the intellectual property rights of third parties;
●	our ability to comply with governmental regulations applicable to our business;
●	the need for ongoing product and service development in an environment of rapid technological change; and
●	other risks referenced from time to time in our filings with the SEC.

For a more complete list and description of such risks and uncertainties, as well as other risks, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.  Except as required under the federal securities laws and the rules and regulations promulgated thereunder, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the filing of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of March 31, 2012, was equal to approximately $868,000). Beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

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

As of March 31, 2012, we had negative working capital equal to approximately $5.2 million as well as negative stockholders’ equity equal to approximately $4.9 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

Due to the limited availability of additional loan advances under the Fourth Loan Agreement, we believe that, unless we are able to increase revenues and generate additional cash flows, our current cash and cash equivalents will not satisfy our current projected cash requirements beyond the foreseeable future. As a result, there is substantial doubt about our ability to continue as a going concern.

In addition, unless we are able to increase revenues and generate additional cash flows, based on currently projected cash flows we believe that we may be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due. In the event that were to occur, if D4 Holdings is not willing to waive compliance or otherwise modify our obligations such that we are able to avoid defaulting on such obligations, D4 Holdings could accelerate the maturity of our debts due to it. Further, because D4 Holdings has a lien on all of our assets to secure our obligations under the loan agreements, D4 Holdings could take actions under the loan agreements and seek to take possession of or sell our assets to satisfy our obligations thereunder. Any of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 37, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. As of March 31, 2012, we had 31 full time employees.

In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we may begin to explore all strategic alternatives available to it, including, but not limited to, a sale or merger of our company, a sale of our assets, recapitalization, partnership, debt or equity financing, voluntary deregistration of its securities, financial reorganization, liquidation and/or ceasing operations. In the event that we require but are unable to secure additional funding, we may determine that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code. Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code. There can be no assurance that exploration of strategic alternatives will result in our pursuing any particular transaction or, if we pursue any such transaction, that it will be completed.

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

Risk Factors: For a discussion of the impact of market risks, financial risks and other risks and uncertainties that we face, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2012.

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. All revenues are recognized at the time the services are performed. The provision of video and voice-over-IP products and services through our service provider and reseller channel accounted for approximately 62% and 86% of our total revenues for the three months ended March 31, 2012 and 2011, respectively, and the provision of VoIP telephony through our direct-to-consumer division accounted for approximately 36% and 13% of our total revenues for the three months ended March 31, 2012 and 2011, respectively.

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

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to March 31, 2012.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of March 31, 2012, we had net operating losses, or NOLs, generated in the U.S. of approximately $21 million and Delta Three Israel Ltd., our wholly-owned subsidiary, had NOLs of approximately $5 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009.  The NOLs began to expire in 2011 and will continue to expire at various dates until 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

Results of Operations - Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

Revenues

Revenues decreased by approximately $1.0 million, or 26%, to approximately $2.8 million for the three months ended March 31, 2012, from approximately $3.8 million for the three months ended March 31, 2011. During this period the number of minutes carried by our network decreased by approximately 27% from approximately 100 million minutes during the three months ended March 31, 2011, to approximately 73 million minutes for the corresponding period in 2012. This was caused, in large part, by the temporary cessation of services to our then-largest reseller beginning in February 2011. In September 2011, this reseller resumed operations and conducting business with our company, and became a material customer of the company again beginning the fourth quarter of 2011 and the largest customer of the company again beginning the first quarter of 2012, but at levels materially lower than historic levels.

Revenues generated by our reseller division decreased by approximately $1.3 million, or 46%, to approximately $1.5 million for the three months ended March 31, 2012, from approximately $2.8 million for the three months ended March 31, 2011. Our two largest resellers accounted for approximately $1.1 million, or approximately 75%, of the revenue generated from our reseller division for the three months ended March 31, 2012, which represented approximately 38% of our total revenue for such period.  By comparison, for the three months ended March 31, 2011, our two largest resellers accounted for approximately $2.2 million, or approximately 80%, of the revenue generated from our reseller division, or approximately 59% of our total revenue during such period.

Revenues generated by our service provider division decreased by approximately $176,000, or 37%, from approximately $472,000 for the three months ended March 31, 2011, to approximately $296,000 for the three months ended March 31, 2012. This decrease was mostly due to our receipt of one time set-up fees during the three months ended March 31, 2011, arising from the service agreement we signed with ACN Korea.

Sales to direct consumers increased by approximately $514,000, or 106%, to approximately $1.0 million for the three months ended March 31, 2012, from approximately $486,000 for the three months ended March 31, 2011. Revenues generated through our iConnectHere offering declined by approximately $75,000 from approximately $252,000 for the three months ended March 31, 2011, to approximately $177,000 for the three months ended March 31, 2012. This was offset by the revenues generated by our joip Mobile offering, which increased from $209,000 for the three months ended March 31, 2011, to approximately $844,000 for the three months ended March 31, 2012, primarily as a result of the sales agency agreement we entered into with ACN, the introducer agreement we entered into with ACN Europe and the sales agreement we entered into with Momentis.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $1.1 million, or 39%, from approximately $2.8 million for the three months ended March 31, 2011, to approximately $1.7 million for the three months ended March 31, 2012. Our network rent cost decreased slightly by approximately $41,000 from approximately $293,000 for the three months ended March 31, 2011 to approximately $252,000 for the three months ended March 31, 2012. Our termination cost decreased by approximately $987,000, or 42%, from approximately $2.3 million for the three months ended March 31, 2011, to approximately $1.3 million for the three months ended March 31, 2012. The main reason for the decrease in cost of revenues was the reduction in our termination cost, which was caused by a decrease in the amount of traffic being terminated over our network, as well as cost savings in our network expenses.

Research and development expenses. Research and development expenses decreased by approximately $128,000, or 30%, from approximately $433,000 for the three months ended March 31, 2011, to approximately $305,000 for the three months ended March 31, 2012. The main reason for the decrease was the reduction in the number of employees in our research and development department. As a percentage of revenues, research and development expenses for the three months ended March 31, 2012 and 2011 were approximately 11%.

Selling and marketing expenses. Selling and marketing expenses decreased by approximately $36,000, or 7%, to approximately $502,000 for the three months ended March 31, 2012, from approximately $538,000 for the three months ended March 31, 2011. The main reason for the decrease was the reduction in the number of employees in our selling and marketing department, offset by an increase in commissions accrued to be paid to ACN, ACN Europe and Momentis. As a percentage of revenues, selling and marketing expenses increased to approximately 18% for the three months ended March 31, 2012, from approximately 14% for the three months ended March 31, 2011.

General and administrative (income) expenses. General and administrative (income) expenses sharply increased by approximately $611,000 to approximately $351,000 for the three months ended March 31, 2012, from an income of approximately ($260,000) for the three months ended March 31, 2011. During the three months ended March 31, 2011, we reversed an accrual of $706,000 for expenses expected to arise from our litigation with Centre One and also reversed an accrual for tax liability we had recorded in 2008 for $158,000. This was offset by $100,000 we recorded as a provision for losses on accounts receivable in connection with outstanding amounts owed to us by our then-largest reseller. Excluding these one-time items, our general and administrative expenses would have decreased in the three months ended March 31, 2012, by approximately $153,000 from the three months ended March 31, 2011, primarily due to a reduction in salaries arising from our reorganization as well as a reduction in payments to be made to our vendors and other third parties.

Depreciation and amortization.   Depreciation and amortization decreased by approximately $25,000, or 42%, from approximately $60,000 for the three months ended March 31, 2011, to approximately $35,000 for the three months ended March 31, 2012. This was caused by a decline in the value of our fixed assets during this period.

(Loss) Income from Operations

For the three months ended March 31, 2012, we recorded a loss from operations of approximately $83,000 compared to an income from operations of approximately $219,000 for the three months ended March 31, 2011, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $459,000 for the three months ended March 31, 2012, compared to approximately $185,000 for the three months ended March 31, 2011. This increase was due primarily to interest accrued to be paid under our loan agreements with D4 Holdings of approximately $132,000, and the expense equal to $261,000 recorded for the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement. In addition, we accrued $50,000 for interest on unpaid commissions to ACN and ACN Europe.

Income Taxes, Net

We did not record net income tax expenses for the three months ended March 31, 2012, compared to approximately $6,000 for the three months ended March 31, 2011.

Net (Loss) Income

For the three months ended March 31, 2012, we recorded a net loss of approximately $542,000 compared to a net income of approximately $28,000 for the three months ended March 31, 2011, due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our losses from operations. For the three months ended March 31, 2012, we recorded a net loss from operations of approximately $83,000 compared to a net income of approximately $219,000 for the three months ended March 31, 2011.  To date, we have an accumulated deficit of approximately $182 million.

As of March 31, 2012, we had cash and cash equivalents of approximately $449,000 and restricted cash and short-term investments of approximately $80,000, or a total of cash, cash equivalents and restricted cash of $529,000, an increase of approximately $184,000 from December 31, 2011. The increase in cash, restricted cash, and short and long term investments was primarily caused by the net cash provided by operating activities during the three months ended March 31, 2012, of approximately $51,000 and net cash provided by financing activity during the three months ended March 31, 2012, of approximately $134,000.

Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. We had positive cash flow from operating activities of approximately $51,000 and negative cash flow from operating activities of $815,000 during the three months ended March 31, 2012 and 2011, respectively.  The increase in our cash generated from operating activities was primarily due to an increase in our net loss of $542,000, offset by accumulated interest on short-term loans of $132,000, amortization of $261,000 related to convertible notes an increase in deferred revenues of $164,000, and an increase in accounts receivables of $124,000.

Net cash used in or provided by investing activities is generally driven by our capital expenditures and changes in our short and long-term investments. For the three months ended March 31, 2012, we expensed $1,000 for purchases of new equipment, compared to $86,000 for the three months ended March 31, 2011.  In addition, during the three months ended March 31, 2012, we had a decrease of approximately $51,000 in short-term investments. During the three months ended March 31, 2012, we received $134,000 of our restricted cash that was being held back by a third party service provider.

Net cash used in or provided by financing activities is generally driven by drawing down amounts available under lines of credit available to us, issuing shares of our capital stock and receiving cash that we had previously pledged or otherwise deposited as security for our lenders and creditors. For the three months ended March 31, 2011, we drew down a total of $850,000 pursuant to our loan agreements with D4 Holdings.

Financing cash flows have historically consisted primarily of payments of capital leases and proceeds from the exercise of options we have granted to our employees and directors. In February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold to D4 Holdings an aggregate of 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock for an aggregate purchase price of $1,200,000. In addition, on March 1, 2010, we and our subsidiaries entered into the First Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries a line of credit in a principal amount of $1,200,000.  On August 10, 2010, we and our subsidiaries entered into the Second Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $1,000,000. In connection with the Second Loan Agreement, we issued D4 Holdings a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.1312 per share. We have drawn down all amounts available to be borrowed under the first two lines of credit. On March 2, 2011, we and our subsidiaries entered into the Third Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of our common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with our entering into the Third Loan Agreement, D4 Holdings and we entered into an amendment of the First Loan Agreement pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and then subsequently extended by oral agreement of the parties to July 1, 2012. In connection with the Third Loan Agreement, we issued D4 Holdings a warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.096 per share. We have drawn down the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of our common stock. On September 12, 2011, we and our subsidiaries entered into the Fourth Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $300,000. As of March 31, 2012, we have drawn down the aggregate amount of $200,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

There were no options exercised by our employees or directors during the three months ended March 31, 2012. For the three months ended March 31, 2012 and 2011, we paid $0 and approximately $7,000, respectively, for capital leases.

As discussed above under Note 3 of the Notes to the Condensed Consolidated Financial Statements contained in this report, the Department of Homeland Security, or the DHS, seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers.  We opposed this seizure, and on October 12, 2010, we filed a petition with the DHS for the return of the money. On February 4, 2011, our petition was denied, and on February 22, 2011, we presented an offer of compromise. On November 1, 2011, we were notified that our offer had been denied. On March 27, 2012, we signed a Stipulation of Settlement with the CBP pursuant to which, amongst other things, we agreed to a forfeiture of the seized funds and the CBP agreed to return $52,804 to us, and on April 19, 2012, we received the $52,804. Our inability to access these funds has had a material impact on our cash position and liquidity.  The loss of the seized funds that will not be returned to us may have a material adverse impact on our business, liquidity and financial condition.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of March 31, 2012, was equal to approximately $818,000). Beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

As of March 31, 2012, we had negative working capital equal to approximately $5.2 million as well as negative stockholders’ equity equal to approximately $4.9 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut our operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 37, reduced the salaries of all remaining employees by five percent, and decreased our non-material expenses as well as payments to be made to vendors and other third parties. As of March 31, 2012, we had 31 full time employees.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of March 31, 2012, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material changes to our Legal Proceedings as described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.

We are not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 28, 2012, except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors and except as described below.

Our ability to provide our service and to comply with certain regulatory obligations is dependent in part upon third-party providers, facilities and equipment, the failure or loss of which could cause delays, interruptions or cessations of our service, expose us to legal liability, damage our reputation, cause us to lose customers and limit our growth.

Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. We also outsource the development of several of our applications and features, and in some cases enter into license and support agreements with the applicable providers. If those providers seek to terminate our license and support agreements, we would need to find replacement providers, and our customers may experience service interruptions. In addition, our E-911 service is currently dependent upon a third-party provider. Interruptions in service from this vendor could cause failures in our customers' access to E-911 services.   In addition, our service offerings that integrate with the public switched telephone network are wholly reliant on third party network service providers to originate and terminate substantially all of our calls to users of traditional telephone services. Interruptions in our service caused by third-party facilities or service providers have in the past caused and may in the future cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation and growth will be negatively impacted. Finally, we depend upon the service provided to us by our credit card payment processor, which processes credit card payments provided by the customers in our direct-to-consumer division and some of our reseller customers. We have recently been informed that this payment processor may cease providing service to us in the near future. If that were to occur we would need to find a new payment processor, and although we are in the final stages of discussions with other payment processors this may be difficult given our financial condition. If we were required to find a replacement processor and were unable to do so, we would not be able to process credit card payments provided by the customers in our direct-to-consumer division and some of our reseller clients. This would have a material adverse effect on our business, operating results and financial condition.

Item 6.   Exhibits.

See Exhibit Index on page 23 for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: May 14, 2012	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Chief Executive Officer, President and Senior Vice President of Operations and Technology (Principal Executive Officer)

Date: May 14, 2012	By:	/s/ Yochai Ozeri
Name: Yochai Ozeri
Title: Director of Finance and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Letter Amendment, dated as of April 1, 2012, between deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. and LKN Communications, Inc., doing business as ACN, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2012).

31.1	Certification of the Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

