Form 10-Q
period 2012-06-30
DELTATHREE INC
filed 2012-08-13
CIK 1086740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-28063

deltathree, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4006766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

26 Avenue at Port Imperial, Suite #407, West New York, New Jersey	07093
(Address of principal executive offices)	(Zip Code)

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

As of August 7, 2012, the registrant had outstanding 72,273,525 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

DELTATHREE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in thousands)

	As of June 30, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$486	$214
Restricted cash and short-term investments (reclassified)	539	352
Accounts receivable, net (includes $193 and $158 as of June 30, 2012, and December 31, 2011, respectively, from a related party)	650	415
Prepaid expenses and other current assets (reclassified)	203	224
Inventory	57	46

Total current assets	1,935	1,251

Property and equipment, net	266	335
Deposits	77	78

Total assets	$2,278	$1,664

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable (includes $985 and $575 as of June 30, 2012, and December 31, 2011, respectively, to a related party)	1,849	1,469
Deferred revenues	771	522
Short-term loan from a related party	3,922	3,133
Other current liabilities	879	830

Total current liabilities	7,421	5,954

Long-term liabilities:
Severance pay obligations	105	112

Total liabilities	7,526	6,066

Stockholders’ deficiency:
Share capital:
Common stock, par value $0.001 per share; authorized: 225,000,000 shares; issued and outstanding: 72,273,525 at June 30, 2012, and December 31, 2011	72	72
Additional paid-in capital	176,942	176,893
Accumulated deficit	(182,262)	(181,367)

Total stockholders’ deficiency	(5,248)	(4,402)

Total liabilities and stockholders’ deficiency	$2,278	$1,664

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$3,404	$2,206	$6,251	$5,990

Costs and operating expenses:
Cost of revenues	2,090	1,561	3,827	4,355
Research and development expenses	295	459	600	892
Selling and marketing expenses	551	584	1,053	1,122
General and administrative expenses	325	628	676	368
Accrual for commercial rent tax	-	300	-	300
Depreciation and amortization	35	45	70	105
Total costs and operating expenses	3,296	3,577	6,226	7,142

Income (loss) from operations	108	(1,371)	25	(1,152)

Interest expense, net	(457)	(247)	(916)	(432)
Loss before income taxes	(349)	(1,618)	(891)	(1,584)
Income taxes	4	2	4	8
Net loss	$(353)	$(1,620)	$(895)	$(1,592)

Net loss per share – basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,273,525	72,273,525	72,273,525

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss for the period	$(895)	$(1,592)
Adjustments to reconcile loss for the period to net cash provided by (used in) operating activities:
Accumulated interest on short-term loan	268	33
Depreciation and amortization	70	105
Amortization related to convertible notes	521	266
Tax provision	-	(158)
Stock-based compensation	49	175
Accrual for commercial rent tax	-	300
Provision for losses on accounts receivable	-	196
(Decrease) increase in liability for severance pay, net	(7)	26
Exchange rates differences on deposits, net	1	(6)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(235)	182
Decrease (increase) in prepaid expenses and other current assets	21	(6)
Increase in inventory	(11)	(6)
Increase (decrease) in accounts payable	380	(316)
Increase (decrease) in deferred revenues	249	(163)
Increase (decrease) in other current liabilities	49	(634)
	1,355	(6)
Net cash provided by (used in) operating activities	460	(1,598)

Cash flows from investing activities:
Purchase of property and equipment	(1)	(95)
Deposit to restricted cash	(296)	-
Decrease (increase) in short-term investments, net	109	(10)
Net cash used in investing activities	(188)	(105)

Cash flows from financing activities:
Payment of capital leases	-	(7)
Short-term loan from a related party	-	1,550
Net cash provided by financing activities	-	1,543

Increase (decrease) in cash and cash equivalents	272	(160)
Cash and cash equivalents at beginning of period	214	308
Cash and cash equivalents at end of period	$486	$148

5

	Six Months Ended June 30,
	2012	2011
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	$162	$6

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 28, 2012, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 14, 2012, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2011 fiscal year and through the date of this Report.

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  The Company and its subsidiaries have entered into four loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings has agreed to provide the Company with loans in the aggregate principal amount of $4,100,000.  The initial Loan and Security Agreement was entered into on March 1, 2010, and the Company has drawn the maximum principal amount available under the initial Loan and Security Agreement.  On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings with a maximum principal amount of $1,000,000, and the Company has drawn the maximum principal amount available under the Second Loan Agreement.  In connection with the Second Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $0.1312 per share. On March 2, 2011, the Company and its subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by the Company in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the Company’s common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with the Company’s entering into the Third Loan Agreement, D4 Holdings and the Company entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and then subsequently extended by oral agreement of the parties to July 1, 2012. The maturity date, as well as the maturity date for repayment of principal under the Second Loan Agreement, was then subsequently extended by oral agreement of the parties indefinitely pending agreement as to the term of the extension. In connection with the Third Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.096 per share. The Company has drawn the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of the Company’s common stock. On September 12, 2011, the Company and its subsidiaries entered into the Fourth Loan and Security Agreement, or the “Fourth Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $300,000. As of June 30, 2012, the Company had drawn down the aggregate amount of $200,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

As of June 30, 2012, the Company had negative working capital equal to approximately $5.5 million as well as negative stockholders’ equity equal to approximately $5.2 million. The Company believes it is probable that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and may not be able to return to positive cash flow before it requires additional cash (in addition to any further amounts it may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. The Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

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

Due to the Company’s ongoing losses and reduction in cash, the Company initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, the Company instituted a reduction in force and decreased the number of full time employees from approximately 53 to 37, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. As of June 30, 2012, the Company had 24 full time employees.

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

Sales to material customers representing ten percent or more of total revenues for each of the three months ended June 30, 2012 and 2011, and accounts receivable as of June 30, 2012, and December 31, 2011, were as follows:

	Revenues		Accounts Receivable
	Three Months Ended June 30,		As of
	2012	2011	June 30, 2012	December 31, 2011
Customer
Reseller A	34%	-	29%	-
Reseller B	9%	39%	13%	19%
Affiliate A	16%	-	-	-
Affiliate B	8%	12%	-	-
Service Provider A	5%	13%	20%	47%

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

Options to purchase 2,070,000 shares of the Company’s common stock were granted during the three months ended June 30, 2012.

3.           Commitments and Contingencies

Lease Commitments

The Company leases its executive offices at 26 Avenue at Port Imperial, West New York, New Jersey, and storage and equipment space at 117 Central Avenue, Hackensack, New Jersey.  The Company leases each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for the three months ended June 30, 2012, was $3,150.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company (the "Subsidiary"), leases an office that houses the Company’s research and development facilities in Jerusalem, Israel. On June 4, 2012, the landlord of the office and the Subsidiary entered into an extension of the lease agreement, which extended the term of the lease until June 30, 2015. Pursuant to the terms of the extension, the number of square meters subject to the lease was reduced to560 square meters, and the rent payable was reduced to $35,000 per quarter. Rent expense, net for the Subsidiary for the three months ended June 30, 2012, was $47,000.

Legal Proceedings

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

The Company paid approximately $78,000 of state and local taxes and other fees during the three months ended June 30, 2012. To the extent the Company increases the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf.  Words such as “may,” “expect,” “anticipate,” “forecast,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following:

●	our ability to increase revenues and generate additional cash;
●	our ability to obtain additional capital in the near term to finance operations;
●	our ability to meet our obligations under outstanding indebtedness, and the impact of any remedies our secured lender may seek thereunder;
●	our ability to successfully pursue strategic alternatives in the event we are unable to increase revenues and generate additional cash;
●	our ability to retain key personnel and employees needed to support our services and ongoing operations and our ability to continue to effectively maintain our ongoing operations, especially following the reduction in force that we recently effected;
●	our dependence on a small number of key customers for a significant percentage of our revenue;
●	decreasing rates of all related telecommunications services;
●	the public’s acceptance of Video over Internet Protocol, and the level and rate of customer acceptance of our new products and services;
●	the competitive environment of VoIP telephony and our ability to compete effectively;
●	fluctuations in our quarterly financial results;
●	our ability to maintain and operate our computer and communications systems without interruptions or security breaches;
●	our ability to operate in international markets;
●	our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of equipment owned and operated by third parties;
●	the uncertainty of future governmental regulation;
●	the outcome of our discussions with the New York City Department of Finance regarding the outstanding commercial rent tax, interest and penalties it claims we owe;
●	the impact of continuing unrest in the Middle East on our customers doing business in that region;
●	our ability to protect our intellectual property against infringement by others, and the costs and diversion of resources relating to any claims that we infringe the intellectual property rights of third parties;
●	our ability to comply with governmental regulations applicable to our business;
●	the need for ongoing product and service development in an environment of rapid technological change; and
●	other risks referenced from time to time in our filings with the SEC.

For a more complete list and description of such risks and uncertainties, as well as other risks, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 14, 2012.  Except as required under the federal securities laws and the rules and regulations promulgated thereunder, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the filing of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

In April 2011 we entered into an introducer agreement with ACN Europe B.V., a wholly-owned subsidiary of ACN, pursuant to which ACN Europe refers potential customers in different countries in Europe to a private label version of joip Mobile sold under the ACN Mobile World brand. In November 2011 we entered into a service agreement with Momentis U.S. Corp., or Momentis, a multi-level marketing company, pursuant to which Momentis refers potential customers in North America to a co-branded offering of joip Mobile and other consumer VoIP products and services.

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of June 30, 2012, was equal to approximately $985,000). In addition, beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In July 2012 we began making the $15,000 monthly payment. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

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

From an operational standpoint, in 2012 we continued to focus our near-term strategy and market initiatives on growing our service provider and digital next generation communications offerings while still supporting our core VoIP reseller and direct-to-consumer business segments.

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

As of June 30, 2012, we had negative working capital equal to approximately $5.5 million as well as negative stockholders’ equity equal to approximately $5.2 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and may not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 37, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. As of June 30, 2012, we had 24 full time employees.

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

Risk Factors: For a discussion of the impact of market risks, financial risks and other risks and uncertainties that we face, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2012, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. Revenue is recognized from these products and services as follows:

•	postpaid minutes: revenue from the sale of minutes on a postpaid basis (primarily done on a wholesale basis) is recognized as such minutes are used;
•	prepaid minutes: prepayments for communications services and the sale of minutes are deferred and recognized as revenue as the communications services are provided, service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on terms and condition of agreements and historical data whether such balances are likely to be utilized. If it is determined that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and other revenue is recognized. The balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our liability;
•	monthly recurring charges: revenue from fees such as set monthly recurring charges based on the level of service or calling plans that the subscriber subscribes for is recognized as the applicable service is provided; and
•	other revenues: revenues from this section include prepaid balances with no services fees or expiration dates that are unlikely to be used as part of other revenues.

The following sets forth our revenues per segment for the three month and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Segment
Reseller	$1,826	$1,307	$3,284	$4,105
Direct-to-consumer	1,203	530	2,234	1,016
Service provider	282	335	578	807
Other	93	34	155	62
Total Revenues	$3,404	$2,206	$6,251	$5,990

The provision of video and voice-over-IP products and services through our reseller, direct-to-consumer and service provider channels accounted for approximately 53.6% and 59.2%, 35.3% and 24.0%, and 8.3% and 15.2%, respectively of our total revenues for the three months ended June 30, 2012 and 2011.

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

Selling and marketing expenses consist primarily of expenses associated with our direct sales force incurred to attract potential service provider, reseller, and customers. In addition, we expense all sales commissions paid to third parties that sell our products and services pursuant to the terms of our agreements with such third parties.

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

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to June 30, 2012.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of June 30, 2012, we had net operating losses, or NOLs, generated in the U.S. of approximately $23.0 million and Delta Three Israel Ltd., our wholly-owned subsidiary, had NOLs of approximately $5.0 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009.  The NOLs began to expire in 2011 and will continue to expire at various dates until 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

Results of Operations - Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

Revenues

Revenues increased by approximately $1.2 million, or 55%, to approximately $3.4 million for the three months ended June 30, 2012, from approximately $2.2 million for the three months ended June 30, 2011. During this period the number of minutes carried by our network decreased by approximately 3% from approximately 86.7 million minutes during the three months ended June 30, 2011, to approximately 84.5 million minutes for the corresponding period in 2012. This was caused, in large part, by a decrease of approximately 32 million minutes utilized by our second-largest reseller during the three months ended June 30, 2012, compared to the number of minutes utilized by such reseller during the corresponding period in 2011. This decrease was offset by a sharp increase in the number of minutes from our direct-to-consumer channel during this period, as the gross margins from such division is significantly higher than the gross margins generated by our reseller division.

Revenues generated by our reseller division increased by approximately $500,000, or 38%, to approximately $1.8 million for the three months ended June 30, 2012, from approximately $1.3 million for the three months ended June 30, 2011. Our two largest resellers accounted for approximately $1.5 million, or approximately 80%, of the revenue generated from our reseller division for the three months ended June 30, 2012, which represented approximately 43% of our total revenue for such period.  By comparison, for the three months ended June 30, 2011, our largest reseller accounted for approximately $862,000, or approximately 66%, of the revenue generated from our reseller division, or approximately 39% of our total revenue during such period.

Revenues generated by our service provider division decreased by approximately $53,000, or 16%, from approximately $335,000 for the three months ended June 30, 2011, to approximately $282,000 for the three months ended June 30, 2012. This decrease was due to a one-time set-up fee we received from a service provider during the three months ended June 30, 2011.

Sales to direct consumers increased by approximately $674,000, or 127%, to approximately $1.2 million for the three months ended June 30, 2012, from approximately $530,000 for the three months ended June 30, 2011. Revenues generated through our iConnectHere offering declined by approximately $82,000 from approximately $233,000 for the three months ended June 30, 2011, to approximately $151,000 for the three months ended June 30, 2012. This was offset by the revenues generated by our joip Mobile offering, which increased from $277,000 for the three months ended June 30, 2011, to approximately $1.0 million for the three months ended June 30, 2012, primarily as a result of the sales agency agreement we entered into with ACN, the introducer agreement we entered into with ACN Europe and the sales agreement we entered into with Momentis.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $500,000, or 31%, from approximately $1.6 million for the three months ended June 30, 2011, to approximately $2.1 million for the three months ended June 30, 2012. Our network rent cost decreased slightly by approximately $37,000 from approximately $301,000 for the three months ended June 30, 2011, to approximately $264,000 for the three months ended June 30, 2012. Our termination cost increased by approximately $600,000 million, or 55%, from approximately $1.1 million for the three months ended June 30, 2011, to approximately $1.7 million for the three months ended June 30, 2012. The main reason for the increase in termination cost was the resumption of operations of our largest reseller during September 2011 that generated approximately $1.0 million of total termination costs for the three months ended June 30, 2012, partially offset by a decline in the total termination costs of our second-largest reseller of approximately $400,000 during this period.

Research and development expenses. Research and development expenses decreased by approximately $164,000, or 36%, from approximately $459,000 for the three months ended June 30, 2011, to approximately $295,000 for the three months ended June 30, 2012. The main reason for the decrease was the reduction in the number of employees in our research and development department. As a percentage of revenues, research and development expenses for the three months ended June 30, 2012, was approximately 9% compared to approximately 21% for the three months ended June 30, 2011.

Selling and marketing expenses. Selling and marketing expenses decreased by approximately $33,000, or 6%, to approximately $551,000 for the three months ended June 30, 2012, from approximately $584,000 for the three months ended June 30, 2011. The main reason for the decrease was the reduction in the number of employees in our sales and marketing department, offset by an increase in commissions accrued to be paid to ACN, ACN Europe and Momentis. As a percentage of revenues, selling and marketing expenses decreased to approximately 16% for the three months ended June 30, 2012, from approximately 26% for the three months ended June 30, 2011.

General and administrative expenses. General and administrative expenses decreased by approximately $303,000, or 48%, to approximately $325,000 for the three months ended June 30, 2012, from approximately $628,000 for the three months ended June 30, 2011. During the three months ended June 30, 2011, we recorded $96,000 as a provision for losses on accounts receivable in connection with outstanding amounts owed to us by our then-largest reseller. Excluding this one-time item, our general and administrative expenses would have decreased in the three months ended June 30, 2012, by approximately $207,000 from the three months ended June 30, 2011, primarily due to a reduction in salaries as a result of our restructuring as well as a reduction in payments to be made to our vendors and other third parties.

Depreciation and amortization.   Depreciation and amortization decreased by approximately $10,000, or 22%, from approximately $45,000 for the three months ended June 30, 2011, to approximately $35,000 for the three months ended June 30, 2012. This was caused by a decline in the value of our fixed assets during this period.

Income (Loss) from Operations

For the three months ended June 30, 2012, we recorded income from operations of approximately $108,000 compared to a loss from operations of approximately $1.4 million for the three months ended June 30, 2011, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $457,000 for the three months ended June 30, 2012, compared to approximately $247,000 for the three months ended June 30, 2011. This increase was due primarily to interest accrued to be paid under our loan agreements with D4 Holdings of approximately $136,000, and the $261,000 we recorded for the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement. In addition, during this period we accrued $17,000 for interest on unpaid commissions to ACN and ACN Europe.

Income Taxes, Net

We recorded net income tax expenses of $4,000 for the three months ended June 30, 2012, compared to $2,000 for the three months ended June 30, 2011.

Net Loss

For the three months ended June 30, 2012, we recorded a net loss of approximately $353,000 compared to a net loss of approximately $1.6 million for the three months ended June 30, 2011, due to the factors set forth above.

Results of Operations - Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

Revenues

Revenues increased by approximately $300,000, or 5%, to approximately $6.3 million for the six months ended June 30, 2012, from approximately $6.0 million for the six months ended June 30, 2011. During this period the number of minutes carried by our network decreased by approximately 11% from approximately 187 million minutes during the six months ended June 30, 2011, to approximately 146 million minutes for the corresponding period in 2012. This was caused, in large part, by a decrease of approximately 52 million minutes utilized by our second-largest reseller during the six months ended June 30, 2012, compared to the number of minutes utilized by such reseller during the corresponding period in 2011. This was partially offset by an aggregate increase of approximately 33 million minutes utilized by our service provider and direct consumer divisions during this period.

Revenues generated by our reseller division decreased by approximately $800,000, or 20%, to approximately $3.3 million for the six months ended June 30, 2012, from approximately $4.1 million for the six months ended June 30, 2011. Our two largest resellers accounted for approximately $2.6 million, or approximately 78%, of the revenue generated from our reseller division for the six months ended June 30, 2012, which represented approximately 41% of our total revenue for such period.  By comparison, for the six months ended June 30, 2011, our two largest resellers accounted for approximately $3.1 million, or approximately 75%, of the revenue generated from our reseller division, or approximately 52% of our total revenue during such period.

Revenues generated by our service provider division decreased by approximately $229,000, or 28%, from approximately $807,000 for the six months ended June 30, 2011, to approximately $578,000 for the six months ended June 30, 2012. This decrease was due to one-time set-up fees we received from two service providers during the six months ended June 30, 2011.

Sales to direct consumers increased by approximately $1.2 million, or 120%, to approximately $2.2 million for the six months ended June 30, 2012, from approximately $1.0 million for the six months ended June 30, 2011. Revenues generated through our iConnectHere offering declined by approximately $158,000 from approximately $485,000 for the six months ended June 30, 2011, to approximately $327,000 for the six months ended June 30, 2012. This was offset by the revenues generated by our joip Mobile offering, which increased from $485,000 for the six months ended June 30, 2011, to approximately $1.9 million for the six months ended June 30, 2012, primarily as a result of the sales agency agreement we entered into with ACN, the introducer agreement we entered into with ACN Europe and the sales agreement we entered into with Momentis.

Costs and Operating Expenses

Cost of revenues.   Cost of revenues decreased by approximately $600,000, or 14%, from approximately $4.4 million for the six months ended June 30, 2011, to approximately $3.8 million for the six months ended June 30, 2012. Our network rent cost decreased by approximately $77,000, or 13% from approximately $594,000 for the six months ended June 30, 2011, to approximately $517,000 for the six months ended June 30, 2012, and our termination cost decreased by approximately $300,000, or 9%, from approximately $3.4 million for the six months ended June 30, 2011 to approximately $3.1 million for the six months ended June 30, 2012. The main reason for the decrease in termination costs was the decrease in the number of minutes utilized by our second-largest reseller, which caused a reduction of $700,000 in termination costs during the six months ended June 30, 2012, partially offset by the resumption in business of our largest reseller during September 2011 that generated network costs of $358,000 during the same period.

Research and development expenses. Research and development expenses decreased by approximately $292,000, or 33%, from approximately $892,000 for the six months ended June 30, 2011, to approximately $600,000 for the six months ended June 30, 2012. The main reason for the decrease was the reduction in the number of employees in our research and development department. As a percentage of revenues, research and development expenses for the six months ended June 30, 2012, was approximately 10% compared to approximately 15% for the six months ended June 30, 2011.

Selling and marketing expenses. Selling and marketing expenses decreased by approximately $70,000, or 6%, to approximately $1.05 million for the six months ended June 30, 2012, from approximately $1.12 million for the six months ended June 30, 2011. The main reason for the decrease was the reduction in the number of employees in our sales and marketing department, offset by an increase in commissions accrued to be paid to ACN, ACN Europe and Momentis. As a percentage of revenues, selling and marketing expenses decreased to approximately 17% for the six months ended June 30, 2012, from approximately 19% for the six months ended June 30, 2011.

General and administrative expenses. General and administrative expenses increased by approximately $308,000, or 84% to approximately $676,000 for the six months ended June 30, 2012, from approximately $368,000 for the six months ended June 30, 2011. This was due primarily to a reversal of an accrual of $706,000 for expenses expected to arise from our litigation with Centre One and the reversal of an accrual for tax liability of $158,000 that were recorded during the six months ended June 30, 2011. This was partially offset by $196,000 we recorded as a provision for losses on accounts receivable in connection with outstanding amounts owed to us by a former reseller. Excluding these one-time items, our general and administrative expenses would have decreased in the six months ended June 30, 2012, by approximately $360,000 from the six months ended June 30, 2011, primarily due to a reduction in salaries arising from our restructuring as well as a reduction in payments to be made to our vendors and other third parties.

Accrual for commercial rent tax. As discussed above under – "Liquidity and Capital Resources", for the six months ended June 30, 2011, we recorded $300,000 as a provision for tax liability. On July 5, 2011, we received a notice from the New York City Department of Finance, which claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that we had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns.

Depreciation and amortization. Depreciation and amortization decreased by approximately $35,000, or 33%, from approximately $105,000 for the six months ended June 30, 2011, to approximately $70,000 for the six months ended June 30, 2012. This was caused by a decline in the value of our fixed assets during this period.

Income (Loss) from Operations

For the six months ended June 30, 2012, we recorded income from operations of approximately $25,000 compared to a loss from operations of approximately $1.2 million for the six months ended June 30, 2011, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $916,000 for the six months ended June 30, 2012, compared to approximately $432,000 for the six months ended June 30, 2011. This increase was due primarily to interest accrued to be paid under our loan agreements with D4 Holdings of approximately $268,000, and the expense equal to $522,000 we recorded for the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement. In addition, during this period we accrued $67,000 for interest on unpaid commissions to ACN and ACN Europe.

Income Taxes, Net

We recorded net income tax expenses of $4,000 for the six months ended June 30, 2012, compared to $8,000 for the six months ended June 30, 2011.

Net Loss

For the six months ended June 30, 2012, we recorded a net loss of approximately $895,000 compared to a net loss of approximately $1.6 million for the six months ended June 30, 2011, due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our losses from operations. For the six months ended June 30, 2012, we recorded net income from operations of approximately $25,000 compared to a net loss from operations of approximately $1.2 million for the six months ended June 30, 2011.  To date, we have an accumulated deficit of approximately $182.3 million.

As of June 30, 2012, we had cash and cash equivalents of approximately $486,000 and restricted cash and short-term investments of approximately $539,000, or a total of cash, cash equivalents and restricted cash of $1,025,000, an increase of approximately $459,000 from December 31, 2011. The increase in cash and cash equivalents was primarily caused by net cash provided by operating activities of approximately $460,000 during the six months ended June 30, 2012, offset by net cash used in investing activity of approximately $188,000 during the six months ended June 30, 2012,.

Cash used in or provided by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. We had positive cash flow from operating activities of approximately $460,000 and negative cash flow from operating activities of $1.6 million during the six months ended June 30, 2012 and 2011, respectively. The increase in our cash generated from operating activities was primarily due to a decrease in our net loss of $697,000, accumulated interest on short-term loans of $268,000, amortization of $522,000 related to convertible notes and an increase in deferred revenues of $249,000, offset by an increase in accounts receivables of $235,000.

Net cash used in or provided by investing activities is generally driven by our capital expenditures and changes in our short and long-term investments. For the six months ended June 30, 2012, we expensed $1,000 for purchases of new equipment, compared to $95,000 for the six months ended June 30, 2011.  In addition, during the six months ended June 30, 2012, restricted cash equal to $109,000 that was underlying the letter of credit previously provided by us to the landlord of our subsidiary's office in Jerusalem was released, as such letter of credit is no longer required under the extension of the lease for the office executed during this six month period.. During the six months ended June 30, 2012, a reserve of $296,000 was temporarily held back by our previous payment processor pending the final calculation and clearance of all payments processed by such third party.

Net cash used in or provided by financing activities is generally driven by drawing down amounts available under lines of credit available to us, issuing shares of our capital stock and receiving cash that we had previously pledged or otherwise deposited as security for our lenders and creditors. For the six months ended June 30, 2012, we did not draw down any amounts under our loan agreements with D4 Holdings.

Financing cash flows have historically consisted primarily of payments of capital leases and proceeds from the exercise of options we have granted to our employees and directors. In February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold to D4 Holdings an aggregate of 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock for an aggregate purchase price of $1,200,000. In addition, on March 1, 2010, we and our subsidiaries entered into the First Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries a line of credit in a principal amount of $1,200,000.  On August 10, 2010, we and our subsidiaries entered into the Second Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $1,000,000. In connection with the Second Loan Agreement, we issued D4 Holdings a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.1312 per share. We have drawn down all amounts available to be borrowed under the first two lines of credit. On March 2, 2011, we and our subsidiaries entered into the Third Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of our common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with our entering into the Third Loan Agreement, D4 Holdings and we entered into an amendment of the First Loan Agreement pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and then subsequently extended by oral agreement of the parties to July 1, 2012. The maturity date, as well as the maturity date for repayment of principal under the Second Loan Agreement, was then subsequently extended by oral agreement of the parties indefinitely pending agreement as to the term of the extension. In connection with the Third Loan Agreement, we issued D4 Holdings a warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.096 per share. We have drawn down the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of our common stock. On September 12, 2011, we and our subsidiaries entered into the Fourth Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $300,000. As of June 30, 2012, we have drawn down the aggregate amount of $200,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

There were no options exercised by our employees or directors during the six months ended June 30, 2012. For the six months ended June 30, 2011, we paid $7,000 for capital leases. We did not record any expenses for capital leases during the six months ended June 30, 2012.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of June 30, 2012, was equal to approximately $985,000). In addition, beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In July 2012 we began making the $15,000 monthly payment. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

As of June 30, 2012, we had negative working capital equal to approximately $5.5 million as well as negative stockholders’ equity equal to approximately $5.2 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and may not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut our operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 37, reduced the salaries of all remaining employees by five percent, and decreased our non-material expenses as well as payments to be made to vendors and other third parties. As of June 30, 2012, we had 24 full time employees.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of June 30, 2012, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. We also outsource the development of several of our applications and features, and in some cases enter into license and support agreements with the applicable providers. If those providers seek to terminate our license and support agreements, we would need to find replacement providers, and our customers may experience service interruptions. In addition, our E-911 service is currently dependent upon a third-party provider. Interruptions in service from this vendor could cause failures in our customers' access to E-911 services.   In addition, our service offerings that integrate with the public switched telephone network are wholly reliant on third party network service providers to originate and terminate substantially all of our calls to users of traditional telephone services. Interruptions in our service caused by third-party facilities or service providers have in the past caused and may in the future cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation and growth will be negatively impacted. Finally, we depend upon the service provided to us by our credit card payment processor, which processes credit card payments provided by the customers in our direct-to-consumer division and some of our reseller customers. Our former processor recently ceased providing services to us, and we have recently entered into an agreement and begun working with a new processor for substantially all of such revenue channels. In the event that this payment processor were to cease providing service to us and we were required to find a new payment processor this may be difficult given our financial condition. If we were required to find a replacement processor and were unable to do so, we would not be able to process credit card payments provided by the customers in our direct-to-consumer division and some of our reseller clients. This would have a material adverse effect on our business, operating results and financial condition.

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

DELTATHREE, INC.

Date: August 13, 2012	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Chief Executive Officer, President, Senior Vice President of Operations and Technology and Secretary
(Principal Executive Officer)

Date: August 13, 2012	By:	/s/ Yochai Ozeri
Name: Yochai Ozeri
Title: Director of Finance and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Letter Amendment, dated as of April 1, 2012, between deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. and LKN Communications, Inc., doing business as ACN, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2012).

31.1	Certification of the Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference.

