Form 10-Q/A
period 2012-06-30
DELTATHREE INC
filed 2012-09-06
CIK 1086740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of September 5, 2012, the registrant had outstanding 72,273,525 shares of common stock, par value $0.001 per share.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for deltathree, Inc. (the "Company") for the period ended June 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 14, 2012, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in Extensible Business Reporting Language: (i) the Company’s condensed consolidated balance sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) the Company’s unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2012 and 2011; (iii) the Company’s unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011; and (iv) the notes to the Company’s condensed consolidated financial statements (unaudited).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.  This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART II.  OTHER INFORMATION

Item 6.   Exhibits.

Exhibit Number	Description
10.1	Letter Amendment, dated as of April 1, 2012, between deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. and LKN Communications, Inc., doing business as ACN, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2012).*

31.1	Certification of the Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Previously filed.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: September 6, 2012	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Chief Executive Officer, President, Senior Vice President of Operations and Technology and Secretary (Principal Executive Officer)