Form 10-Q
period 2012-09-30
DELTATHREE INC
filed 2012-11-14
CIK 1086740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 13, 2012, the registrant had outstanding 72,273,525 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

DELTATHREE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in thousands)

	As of September 30, 2012	As of December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$288	$214
Restricted cash and short-term investments (reclassified)	272	352
Accounts receivable, net (includes $160 and $158 as of September 30, 2012, and December 31, 2011, respectively, from a related party)	620	415
Prepaid expenses and other current assets (reclassified)	232	224
Inventory	47	46

Total current assets	1,459	1,251

Property and equipment, net	282	335
Deposits	77	78

Total assets	$1,818	$1,664

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable (includes $943 and $575 as of September 30, 2012, and December 31, 2011, respectively, to a related party)	1,603	1,469
Deferred revenues	676	522
Other current liabilities	857	830

Total current liabilities	3,136	2,821

Long-term liabilities:
Severance pay obligations	99	112
Long-term loan from a related party (reclassified)	4,183	3,133
Total long-term liabilities	4,282	3,245

Total liabilities	7,418	6,066

Stockholders’ deficiency:
Share capital:
Common stock, par value $0.001 per share; authorized: 225,000,000 shares; issued and outstanding: 72,273,525 at September 30, 2012, and December 31, 2011	72	72
Additional paid-in capital	176,991	176,893
Accumulated deficit	(182,663)	(181,367)

Total stockholders’ deficiency	(5,600)	(4,402)

Total liabilities and stockholders’ deficiency	$1,818	$1,664

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$3,522	$2,215	$9,773	$8,205

Costs and operating expenses:
Cost of revenues	2,359	1,524	6,186	5,879
Research and development expenses	274	366	874	1,258
Selling and marketing expenses	467	424	1,520	1,546
General and administrative expenses	366	407	1,042	775
Accrual for commercial rent tax	-	-	-	300
Depreciation and amortization	39	36	109	141
Total costs and operating expenses	3,505	2,757	9,731	9,899

Income (loss) from operations	17	(542)	42	(1,694)

Interest expense, net	416	329	1,332	761
Loss before income taxes	(399)	(871)	(1,290)	(2,455)
Income taxes	2	1	6	9
Net loss	$(401)	$(872)	$(1,296)	$(2,464)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,273,525	72,273,525	72,273,525

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss for the period	$(1,296)	$(2,464)
Adjustments to reconcile loss for the period to net cash provided by (used in) operating activities:
Accumulated interest on short-term loan	268	154
Depreciation and amortization	109	141
Amortization related to convertible notes	782	507
Tax provision	-	(158)
Stock-based compensation	98	266
Accrual for commercial rent tax	-	300
Provision for losses on accounts receivable	-	146
Decrease in liability for severance pay, net	(13)	(31)
Exchange rates differences on deposits, net	1	2

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(205)	247
(Increase) decrease in prepaid expenses and other current assets	(8)	16
Increase in inventory	(1)	(6)
Increase (decrease) in accounts payable	134	(220)
Increase (decrease) in deferred revenues	154	(144)
Increase (decrease) in other current liabilities	27	(766)
	1,346	454
Net cash provided by (used in) operating activities	50	(2,010)

Cash flows from investing activities:
Purchase of property and equipment	(56)	(99)
Release of restricted cash and short-term investment, net	80	32
Net cash provided by (used in) investing activities	24	(67)

Cash flows from financing activities:
Payment of capital leases	-	(7)
Short-term loan from a related party	-	2,000
Net cash provided by financing activities	-	1,993

Increase (decrease) in cash and cash equivalents	74	(84)
Cash and cash equivalents at beginning of period	214	308
Cash and cash equivalents at end of period	$288	$224

5

	Nine Months Ended September 30,
	2012	2011
Supplemental schedule of cash flow information:
Cash paid for:
Interest on short-term loan from a related party	140	-
Taxes	245	47
Total	$385	$47

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 28, 2012, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 14, 2012, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 13, 2012, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2011 fiscal year and through the date of this Report.

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  The Company and its subsidiaries have entered into four loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings has agreed to provide the Company with loans in the aggregate principal amount of $4,100,000.  The initial Loan and Security Agreement, or the “First Loan Agreement”, was entered into on March 1, 2010, and the Company has drawn the maximum principal amount available under the First Loan Agreement.  On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings with a maximum principal amount of $1,000,000, and the Company has drawn the maximum principal amount available under the Second Loan Agreement.  In connection with the Second Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $0.1312 per share. On March 2, 2011, the Company and its subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by the Company in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the Company’s common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with the Company’s entering into the Third Loan Agreement, D4 Holdings and the Company entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012. The maturity date was subsequently extended by oral agreement of the parties to July 1, 2012, and then subsequently orally extended again to January 2, 2014, pending the parties finalizing and entering into a formal amendment. In connection with the Third Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.096 per share. The Company has drawn the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of the Company’s common stock. On September 12, 2011, the Company and its subsidiaries entered into the Fourth Loan and Security Agreement, or the “Fourth Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $300,000. As of September 30, 2012, the Company had drawn down the aggregate amount of $200,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

As of September 30, 2012, the Company had negative working capital equal to approximately $5.9 million as well as negative stockholders’ equity equal to approximately $5.6 million. The Company believes it is probable that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and may not be able to return to positive cash flow before it requires additional cash (in addition to any further amounts it may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. The Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

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

Due to the Company’s ongoing losses and reduction in cash, the Company initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, the Company instituted a reduction in force and decreased the number of full time employees from approximately 53 to 37, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. As of September 30, 2012, the Company had 23 full time employees.

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

Sales to material customers for each of the three months ended September 30, 2012 and 2011, and accounts receivable as of September 30, 2012, and December 31, 2011, were as follows:

	Revenues		Accounts Receivable
	Three Months Ended September 30,		As of
Customer	2012	2011	September 30, 2012	December 31, 2011
Reseller A	44%	-	38%	-
Reseller B	9%	35%	14%	19%
Affiliate A	10%	-	-	-
Affiliate B	7%	13%	-	-
Service Provider A	5%	11%	21%	38%

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

Options to purchase 400,000 shares of the Company’s common stock were granted during the three months ended September 30, 2012.

3.	Commitments and Contingencies

Lease Commitments

The Company leases its executive offices at 26 Avenue at Port Imperial, West New York, New Jersey, and storage and equipment space at 117 Central Avenue, Hackensack, New Jersey.  The Company leases each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for the three months ended September 30, 2012, was $3,150.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company (the "Subsidiary"), leases an office that houses the Company’s research and development facilities in Jerusalem, Israel. The term of the lease is until June 30, 2015. Rent expense, net for the Subsidiary for the three months ended September 30, 2012, was $36,750.

Legal Proceedings

On July 5, 2011, the Company received a notice from the New York City Department of Finance, or the Department of Finance, which claimed that the Company had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that the Company had leased during that time. The notice stated that the Company is obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns.  The Company engaged outside counsel, which began discussions with the Department of Finance, and contested the assessment and simultaneously attempted to negotiate a significant reduction in the amounts to be paid. The Company’s appeal was rejected in July 2012 by an examiner in the Department of Finance, and the Company has subsequently engaged and begun discussions with a manager in the Department of Finance and submitted additional supporting materials. The final outcome of this assessment and our negotiations cannot be determined at this time. In the event that the Company is required to pay all or most of the amounts claimed by the Department of Finance this would have a material adverse effect on the Company’s financial condition. During 2011 the Company recorded $300,000 as a provision for commercial rent tax.

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

The Company paid approximately $245,000 of state and local taxes and other fees during the three months ended September 30, 2012. To the extent the Company increases the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

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

As discussed above under “Basis of Presentation”, the Company issued to D4 Holdings a warrant in connection with the Second Loan Agreement and a warrant and the Convertible Note in connection with the Third Loan Agreement. The Company evaluated the warrants in accordance with “Contracts in Entity's Own Equity” [ASC 815-40] and determined that the warrants should be classified as equity and should not be considered derivatives. The Company accounted for the Convertible Note in accordance with “Debt with Conversion and Other Options” [ASC 470-20], which requires the Company to recognize separately, at issuance, the embedded beneficial conversion feature of the Convertible Note as additional paid-in capital. The amount to be recognized is calculated as the difference between the effective conversion price of the convertible instrument and the fair value of the underlying shares on the issuance date. As a result, the Convertible Note was initially recorded as having no value, as the beneficial conversion feature exceeded the carrying value of the Convertible Note.

5.	Subsequent Events

On November 13, 2012, each of the Company, the Subsidiary and DME Solutions, Inc. entered into the Third Amendment to Loan and Security Agreements, or the "Third Amendment", and the Amendment to Warrant Agreements, or the "Warrants Amendment", with D4 Holdings. Pursuant to the Third Amendment and the Warrants Amendment,

•	the maturity date for repayment of principal and interest under the First Loan Agreement was extended to January 2, 2014;

•	the maturity date for repayment of principal and interest under the Second Loan Agreement was extended to January 2, 2015;

•	the maturity date for repayment of principal and interest under each of the Third and Fourth Loan Agreements was extended to January 2, 2016;

•	all interest outstanding under each of the loan agreements was added to the principal amount outstanding under the respective loan agreement and the promissory notes issued pursuant to each respective loan agreement was increased by such amount; and

•	the exercise price under each of the Warrant Agreements entered into by the Company and D4 Holdings as of February 12, 2009, August 10, 2010, and March 2, 2011 was amended to $0.02 per share.

In connection with the extension of the maturity dates under the Third Amendment, the Company issued to D4 Holdings a Warrant, or together with the Third Amendment and the Warrants Amendment, the "Transaction Documents", exercisable for ten years, to purchase up to 10,000,000 shares of common stock of the Company at an exercise price of $0.02 per share.

The Company is majority-owned by D4 Holdings. The ultimate ownership of D4 Holdings includes owners of ACN, Inc. Each of Robert Stevanovski, Anthony Cassara and David Stevanovski, members of the Company’s Board of Directors, is a principal of D4 Holdings. As a result, each of these individuals and may be deemed to have a direct or indirect interest in the transactions contemplated by the Transaction Documents. In accordance with the Company’s Audit Committee Charter, the Transaction Documents and the transactions contemplated thereby were approved by the Audit Committee, which includes those directors who are not affiliated with D4 Holdings.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf.  Words such as “may,” “expect,” “anticipate,” “forecast,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following:

•	our ability to increase revenues and generate additional cash;
•	our ability to obtain additional capital in the near term to finance operations;
•	our ability to meet our obligations under outstanding indebtedness, and the impact of any remedies our secured lender may seek thereunder;
•	our ability to successfully pursue strategic alternatives in the event we are unable to increase revenues and generate additional cash;
•	our ability to retain key personnel and employees needed to support our services and ongoing operations and our ability to continue to effectively maintain our ongoing operations, especially following the reduction in force that we recently effected;
•	our dependence on a small number of key customers for a significant percentage of our revenue;
•	decreasing rates of all related telecommunications services;
•	the public’s acceptance of Video over Internet Protocol, and the level and rate of customer acceptance of our new products and services;
•	the competitive environment of VoIP telephony and our ability to compete effectively;
•	fluctuations in our quarterly financial results;
•	our ability to maintain and operate our computer and communications systems without interruptions or security breaches;
•	our ability to operate in international markets;
•	our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of equipment owned and operated by third parties;
•	the uncertainty of future governmental regulation;
•	the outcome of our discussions with the New York City Department of Finance regarding the outstanding commercial rent tax, interest and penalties it claims we owe;
•	the impact of continuing unrest in the Middle East on our customers doing business in that region;
•	our ability to protect our intellectual property against infringement by others, and the costs and diversion of resources relating to any claims that we infringe the intellectual property rights of third parties;
•	our ability to comply with governmental regulations applicable to our business;
•	the need for ongoing product and service development in an environment of rapid technological change; and
•	other risks referenced from time to time in our filings with the SEC.

For a more complete list and description of such risks and uncertainties, as well as other risks, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 14, 2012, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 13, 2012.  Except as required under the federal securities laws and the rules and regulations promulgated thereunder, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the filing of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of September 30, 2012, was equal to approximately $943,000). In addition, beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In July 2012 we began making the $15,000 monthly payment. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

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

As of September 30, 2012, we had negative working capital equal to approximately $5.9 million as well as negative stockholders’ equity equal to approximately $5.6 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and may not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 37, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. As of September 30, 2012, we had 23 full time employees.

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

Risk Factors: For a discussion of the impact of market risks, financial risks and other risks and uncertainties that we face, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2012, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 14, 2012, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 13, 2012.

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. Revenue is recognized from these products and services as follows:

•	postpaid minutes: revenue from the sale of minutes on a postpaid basis (primarily sold to our wholesale resellers) is recognized at the time such minutes are used;
•	prepaid minutes: prepayments for communications services and the sale of minutes are deferred and recognized as revenue at the time communications services are provided and at the time the minutes are utilized , service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on terms and condition of agreements and historical data, whether such balances are likely to be utilized. If we determine that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and other revenue is recognized. The outstanding prepaid balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our estimated liability;
•	monthly recurring charges: revenue from fees such as set monthly recurring charges based on the level of service or calling plans that the subscriber subscribes for is recognized as the applicable service is provided; and
•	other revenues: these revenues include, but are not limited to, prepaid balances with no services fees or expiration dates that are unlikely to be utilized.

The following sets forth our revenues per segment for the three month and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Reseller	$2,163	$1,278	$5,447	$5,383
Direct-to-consumer	989	622	3,223	1,637
Service provider	294	286	872	1,093
Other	76	29	231	92
Total Revenues	$3,522	$2,215	$9,773	$8,205

 The provision of video and voice-over-IP products and services through our reseller, direct-to-consumer and service provider channels accounted for approximately 61.4% and 28.1%, 8.3% and 57.7%, and 28.0% and 12.9%, respectively of our total revenues for the three months ended September 30, 2012 and 2011.

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

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to September 30, 2012.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of September 30, 2012, we had net operating losses, or NOLs, generated in the U.S. of approximately $23.0 million and Delta Three Israel Ltd., our wholly-owned subsidiary, had NOLs of approximately $5.0 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009.  The NOLs began to expire in 2011 and will continue to expire at various dates until 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

Results of Operations - Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

Revenues

Revenues increased by approximately $1.3 million, or 59%, to approximately $3.5 million for the three months ended September 30, 2012, from approximately $2.2 million for the three months ended September 30, 2011. During this period the number of minutes carried by our network decreased by approximately 6% from approximately 93 million minutes during the three months ended September 30, 2011, to approximately 87 million minutes for the corresponding period in 2012. This was caused, in large part, by a decrease of approximately 26 million minutes utilized by our second-largest reseller during the three months ended September 30, 2012, compared to the number of minutes utilized by such reseller during the corresponding period in 2011. This decrease was partially offset by an increase in the number of minutes utilized by our largest reseller for which we terminated a large number of calls to higher-rate destinations during this period, as this reseller resumed conducting business with us in September 2011 following a period from February 2011 in which the operations of this reseller were suspended. In addition, despite the overall decrease in the number of minutes carrier by our network our revenue increased during this period due to an increase in revenue in our direct-to-consumer division, as the gross margins from such division are significantly higher than the gross margins generated by our reseller division.

Revenues generated by our reseller division increased by approximately $885,000, or 69%, to approximately $2.2 million for the three months ended September 30, 2012, from approximately $1.3 million for the three months ended September 30, 2011. This increase was caused in large part by our largest reseller resuming conducting business with us in September 2011 following a period from February 2011 in which the operations of this reseller were suspended. Our two largest resellers accounted for approximately $1.9 million, or approximately 87%, of the revenue generated from our reseller division for the three months ended September 30, 2012, which represented approximately 53% of our total revenue for such period.  By comparison, for the three months ended September 30, 2011, our two largest resellers accounted for approximately 70% of the revenue generated from our reseller division, or approximately 41% of our total revenue during such period.

Revenues generated by our service provider division increased by approximately $8,000, or 3%, from approximately $286,000 for the three months ended September 30, 2011, to approximately $294,000 for the three months ended September 30, 2012. This increase was due to a one-time set-up fee we received from a service provider during the three months ended September 30, 2012.

Sales to direct consumers increased by approximately $367,000, or 59%, to approximately $989,000 for the three months ended September 30, 2012, from approximately $622,000 for the three months ended September 30, 2011. Revenues generated through our iConnectHere offering declined by approximately $77,000 from approximately $215,000 for the three months ended September 30, 2011, to approximately $138,000 for the three months ended September 30, 2012. This was offset by the revenues generated by our joip Mobile offering, which increased from $389,000 for the three months ended September 30, 2011, to approximately $843,000 for the three months ended September 30, 2012, primarily as a result of the sales agency agreement we entered into with ACN, the introducer agreement we entered into with ACN Europe and the sales agreement we entered into with Momentis.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $835,000, or 55%, from approximately $1.5 million for the three months ended September 30, 2011, to approximately $2.4 million for the three months ended September 30, 2012. Our network rent cost decreased slightly by approximately $33,000 from approximately $298,000 for the three months ended September 30, 2011, to approximately $265,000 for the three months ended September 30, 2012. Our termination cost increased by approximately $883,000, or 81%, from approximately $1.1 million for the three months ended September 30, 2011, to approximately $2.0 million for the three months ended September 30, 2012. The main reason for the increase in termination cost was the resumption of operations of our largest reseller during September 2011, which generated approximately $1.4 million of total termination costs for the three months ended September 30, 2012, partially offset by a decline in the total termination costs of our second-largest reseller of approximately $340,000 during this period. In addition, during this period our largest reseller utilized minutes through our network that were more expensive for us to purchase than the minutes that were utilized by our second-largest reseller during this period.

Research and development expenses. Research and development expenses decreased by approximately $92,000, or 25%, from approximately $366,000 for the three months ended September 30, 2011, to approximately $274,000 for the three months ended September 30, 2012. The main reason for the decrease was the reduction in the number of employees in our research and development department. As a percentage of revenues, research and development expenses for the three months ended September 30, 2012, was approximately 8% compared to approximately 17% for the three months ended September 30, 2011.

Selling and marketing expenses. Selling and marketing expenses increased by approximately $43,000, or 10%, to approximately $467,000 for the three months ended September 30, 2012, from approximately $424,000 for the three months ended September 30, 2011. The main reason for the increase was an increase in commissions recorded for ACN, ACN Europe and Momentis, offset by a reduction in the number of employees in our sales and marketing department. As a percentage of revenues, selling and marketing expenses decreased to approximately 13% for the three months ended September 30, 2012, from approximately 19% for the three months ended September 30, 2011.

General and administrative expenses. General and administrative expenses decreased by approximately $41,000, or 10%, to approximately $366,000 for the three months ended September 30, 2012, from approximately $407,000 for the three months ended September 30, 2011. During the three months ended September 30, 2011, we recorded a credit of $50,000 as a reverse for losses on accounts receivable in connection with outstanding amounts owed to us by our then-largest reseller. Excluding this one-time item, our general and administrative expenses would have decreased in the three months ended September 30, 2012, by approximately $91,000 from the three months ended September 30, 2011, primarily due to a reduction in salaries as a result of our restructuring as well as a reduction in payments to be made to our vendors and other third parties.

Depreciation and amortization.   Depreciation and amortization increased by approximately $3,000, or 8%, from approximately $36,000 for the three months ended September 30, 2011, to approximately $39,000 for the three months ended September 30, 2012. This was caused by an acquisition of fixed assets during this period.

Income (Loss) from Operations

For the three months ended September 30, 2012, we recorded income from operations of approximately $17,000 compared to a loss from operations of approximately $542,000 for the three months ended September 30, 2011, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $416,000 for the three months ended September 30, 2012, compared to approximately $329,000 for the three months ended September 30, 2011. This increase was due primarily to interest paid and recorded under our loan agreements with D4 Holdings of approximately $140,000, and $261,000 we recorded for the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement.

Income Taxes, Net

We recorded net income tax expenses of $2,000 for the three months ended September 30, 2012, compared to $1,000 for the three months ended September 30, 2011.

Net Loss

For the three months ended September 30, 2012, we recorded a net loss of approximately $401,000 compared to a net loss of approximately $872,000 for the three months ended September 30, 2011, due to the factors set forth above.

Results of Operations - Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

Revenues

Revenues increased by approximately $1.6 million, or 20%, to approximately $9.8 million for the nine months ended September 30, 2012, from approximately $8.2 million for the nine months ended September 30, 2011. During this period the number of minutes carried by our network decreased by approximately 10% from approximately 279 million minutes during the nine months ended September 30, 2011, to approximately 255 million minutes for the corresponding period in 2012. This was caused, in large part, by a decrease of approximately 52 million minutes utilized by our second-largest reseller during the nine months ended September 30, 2012, compared to the number of minutes utilized by such reseller during the corresponding period in 2011. This decrease was partially offset by an increase in the number of minutes from our largest reseller for which we terminated a large number of calls to higher-rate destinations during this period, as this reseller resumed conducting business with us in September 2011 following a period from February 2011 in which the operations of this reseller were suspended. In addition, despite the overall decrease in the number of minutes carrier by our network our revenue increased during this period due to an increase in revenue in our direct-to-consumer division, as the gross margins from such division are significantly higher than the gross margins generated by our reseller division.

Revenues generated by our reseller division were approximately $5.4 million for both of the nine months ended September 30, 2012 and 2011, although the revenues generated by division for the nine months ended September 30, 2012, reflected an increase in each subsequent quarter. Our two largest resellers accounted for approximately $4.4 million, or approximately 81%, of the revenue generated from our reseller division for the nine months ended September 30, 2012, which represented approximately 45% of our total revenue for such period.  By comparison, for the nine months ended September 30, 2011, our two largest resellers accounted for approximately $3.9 million, or approximately 72%, of the revenue generated from our reseller division, or approximately 47% of our total revenue during such period.

Revenues generated by our service provider division decreased by approximately $221,000, or 21%, from approximately $1.1 million for the nine months ended September 30, 2011, to approximately $872,000 for the nine months ended September 30, 2012. This decrease was due to one-time set-up fees we received from three different service providers during the nine months ended September 30, 2011.

Sales to direct consumers increased by approximately $1.6 million, or 100%, to approximately $3.2 million for the nine months ended September 30, 2012, from approximately $1.6 million for the nine months ended September 30, 2011. Revenues generated through our iConnectHere offering declined by approximately $234,000 from approximately $700,000 for the nine months ended September 30, 2011, to approximately $466,000 for the nine months ended September 30, 2012. This was offset by the revenues generated by our joip Mobile offering, which increased from $874,000 for the nine months ended September 30, 2011, to approximately $2.7 million for the nine months ended September 30, 2012, primarily as a result of the sales agency agreement we entered into with ACN, the introducer agreement we entered into with ACN Europe and the sales agreement we entered into with Momentis.

Costs and Operating Expenses

Cost of revenues.   Cost of revenues decreased by approximately $300,000, or 5%, from approximately $5.9 million for the nine months ended September 30, 2011, to approximately $6.2 million for the nine months ended September 30, 2012. Our network rent cost decreased by approximately $109,000, or 13%, from approximately $891,000 for the nine months ended September 30, 2011, to approximately $782,000 for the nine months ended September 30, 2012, and our termination cost increased by approximately $518,000, or 11%, from approximately $4.5 million for the nine months ended September 30, 2011 to approximately $5.0 million for the nine months ended September 30, 2012. The main reason for the increase in termination costs was the resumption of operations of our largest reseller during September 2011, which utilized minutes through our network that were most expensive for us to purchase than the minutes that were utilized by our second-largest reseller during the nine months ended September 30, 2012.

Research and development expenses. Research and development expenses decreased by approximately $384,000, or 31%, from approximately $1.3 million for the nine months ended September 30, 2011, to approximately $874,000 for the nine months ended September 30, 2012. The main reason for the decrease was the reduction in the number of employees in our research and development department. As a percentage of revenues, research and development expenses for the nine months ended September 30, 2012, was approximately 9% compared to approximately 15% for the nine months ended September 30, 2011.

Selling and marketing expenses. Selling and marketing expenses remained constant at approximately $1.5 million for the nine months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012 there was a reduction in the number of employees in our sales and marketing department and a corresponding reduction in expenses, offset by an increase in commissions paid to ACN, ACN Europe and Momentis. As a percentage of revenues, selling and marketing expenses decreased to approximately 16% for the nine months ended September 30, 2012, from approximately 19% for the nine months ended September 30, 2011.

General and administrative expenses. General and administrative expenses increased by approximately $267,000, or 34% to approximately $1.0 million for the nine months ended September 30, 2012, from approximately $775,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we recorded a one-time reversal of an accrual of $706,000 for expenses expected to arise from our litigation with Centre One and a one-time reversal of an accrual for tax liability of $158,000 that was recorded. This was partially offset by $146,000 we recorded in 2011 as a provision for losses on accounts receivable in connection with outstanding amounts owed to us by our largest reseller. Excluding these one-time items, our general and administrative expenses would have decreased in the nine months ended September 30, 2012, by approximately $451,000 from the nine months ended September 30, 2011, primarily due to a reduction in salaries arising from our restructuring as well as a reduction in payments to be made to our vendors and other third parties.

Accrual for commercial rent tax. As discussed below under – "Liquidity and Capital Resources", on July 5, 2011, we received a notice from the New York City Department of Finance, which claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that we had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns. For the nine months ended September 30, 2011, we recorded $300,000 as a provision for tax liability.

Depreciation and amortization. Depreciation and amortization decreased by approximately $32,000, or 23%, from approximately $141,000 for the nine months ended September 30, 2011, to approximately $109,000 for the nine months ended September 30, 2012. This was caused by a decline in the value of our fixed assets during this period.

Income (Loss) from Operations

For the nine months ended September 30, 2012, we recorded income from operations of approximately $42,000 compared to a loss from operations of approximately $1.7 million for the nine months ended September 30, 2011, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $1.3 million for the nine months ended September 30, 2012, compared to approximately $761,000 for the nine months ended September 30, 2011. This increase was due primarily to interest recorded under our loan agreements with D4 Holdings of approximately $408,000, and the expense equal to $782,000 we recorded for the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement.

Income Taxes, Net

We recorded net income tax expenses of $6,000 for the nine months ended September 30, 2012, compared to $9,000 for the nine months ended September 30, 2011.

Net Loss

For the nine months ended September 30, 2012, we recorded a net loss of approximately $1.3 million compared to a net loss of approximately $2.5 million for the nine months ended September 30, 2011, due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our losses from operations. For the nine months ended September 30, 2012, we recorded net income from operations of approximately $42,000 compared to a net loss from operations of approximately $1.7 million for the nine months ended September 30, 2011.  To date, we have an accumulated deficit of approximately $182.6 million.

As of September 30, 2012, we had cash and cash equivalents of approximately $288,000 and restricted cash and short-term investments of approximately $272,000, or a total of cash, cash equivalents and restricted cash of $560,000, a decrease of approximately $6,000 from December 31, 2011. The increase in cash and cash equivalents (excluding the restricted cash and short-term investments) was primarily caused by net cash provided by operating activities of approximately $50,000 during the nine months ended September 30, 2012, and by net cash used in investing activity of purchasing new equipment of approximately $56,000 during the nine months ended September 30, 2012.

Cash used in or provided by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. We had positive cash flow from operating activities of approximately $50,000 and negative cash flow from operating activities of approximately $2.0 million during the nine months ended September 30, 2012 and 2011, respectively. The increase in our cash generated from operating activities was primarily due to a decrease in our net loss of $1.2 million, accumulated interest on short-term loans of $269,000, amortization of $782,000 related to convertible notes and an increase in deferred revenues of $154,000, offset by an increase in accounts receivables of $205,000.

Net cash used in or provided by investing activities is generally driven by our capital expenditures and changes in our short and long-term investments. For the nine months ended September 30, 2012, we expensed $56,000 for purchases of new equipment, compared to $99,000 for the nine months ended September 30, 2011.  In addition, during the nine months ended September 30, 2012, restricted cash equal to $131,000 that was underlying the letter of credit previously provided by us to the landlord of our subsidiary's office in Jerusalem was released, since such letter of credit is no longer required under the extension of the lease that we executed during this period. During the nine months ended September 30, 2012, a reserve of $242,000 was temporarily held back by our previous payment processor pending the final calculation and clearance of all payments processed by such third party.

Net cash used in or provided by financing activities is generally driven by drawing down amounts available under lines of credit available to us, issuing shares of our capital stock and receiving cash that we had previously pledged or otherwise deposited as security for our lenders and creditors. For the nine months ended September 30, 2012, we did not draw down any amounts under our loan agreements with D4 Holdings.

Financing cash flows have historically consisted primarily of payments of capital leases and proceeds from the exercise of options we have granted to our employees and directors. In February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold to D4 Holdings an aggregate of 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock for an aggregate purchase price of $1,200,000. In addition, on March 1, 2010, we and our subsidiaries entered into the First Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries a line of credit in a principal amount of $1,200,000.  On August 10, 2010, we and our subsidiaries entered into the Second Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $1,000,000. In connection with the Second Loan Agreement, we issued D4 Holdings a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.1312 per share. We have drawn down all amounts available to be borrowed under the first two lines of credit. On March 2, 2011, we and our subsidiaries entered into the Third Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of our common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with our entering into the Third Loan Agreement, D4 Holdings and we entered into an amendment of the First Loan Agreement pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012. The maturity date was subsequently extended by oral agreement of the parties to July 1, 2012, and then subsequently orally extended again to January 2, 2014, pending the parties finalizing and entering into a formal amendment. In connection with the Third Loan Agreement, we issued D4 Holdings a warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.096 per share. We have drawn down the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of our common stock. On September 12, 2011, we and our subsidiaries entered into the Fourth Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $300,000. As of September 30, 2012, we have drawn down the aggregate amount of $200,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

On November 13, 2012, each of us, our subsidiary and DME Solutions, Inc. entered into the Third Amendment to Loan and Security Agreements, or the "Third Amendment", and the Amendment to Warrant Agreements, or the "Warrants Amendment", with D4 Holdings. Pursuant to the Third Amendment and the Warrants Amendment,

•	the maturity date for repayment of principal and interest under the First Loan Agreement was extended to January 2, 2014;

•	the maturity date for repayment of principal and interest under the Second Loan Agreement was extended to January 2, 2015;

•	the maturity date for repayment of principal and interest under each of the Third and Fourth Loan Agreements was extended to January 2, 2016;

•	all interest outstanding under each of the loan agreements was added to the principal amount outstanding under the respective loan agreement and the promissory note issued pursuant to each respective loan agreement was increased by such amount; and

•	the exercise price under each of the Warrant Agreements entered into by the Company and D4 Holdings as of February 12, 2009, August 10, 2010, and March 2, 2011 was amended to $0.02 per share.

In connection with the extension of the maturity dates under the Third Amendment, we issued to D4 Holdings a Warrant, or together with the Third Amendment and the Warrants Amendment, the "Transaction Documents", exercisable for ten years, to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.02 per share.

There were no options exercised by our employees or directors during the nine months ended September 30, 2012. For the nine months ended September 30, 2011, we paid $7,000 for capital leases. We did not record any expenses for capital leases during the nine months ended September 30, 2012.

On July 5, 2011, we received a notice from the New York City Department of Finance that claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that we had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns. On August 15, 2011, we filed a response contesting the assessment and/or attempting to negotiate a reduction in the amounts to be paid. Our appeal was rejected in July 2012 by an examiner in the Department of Finance, and we have subsequently engaged and begun discussions with a manager in the Department of Finance and submitted additional supporting materials. The final outcome of this assessment and our negotiations with the New York City Department of Finance cannot be determined at this time. In the event that we are required to pay all or most of the amounts claimed by the New York City Department of Finance this would have a material adverse effect on our financial condition and liquidity. During 2011 we recorded $300,000 as a provision for commercial rent tax.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of September 30, 2012, was equal to approximately $943,000). In addition, beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In July 2012 we began making the $15,000 monthly payment. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

As of September 30, 2012, we had negative working capital equal to approximately $5.9 million as well as negative stockholders’ equity equal to approximately $5.6 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and may not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut our operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 37, reduced the salaries of all remaining employees by five percent, and decreased our non-material expenses as well as payments to be made to vendors and other third parties. As of September 30, 2012, we had 23 full time employees.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of September 30, 2012, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The information in Part II, Item 5 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 2. The Warrant was issued pursuant to an exemption from registration under the Securities Act of 1933, as amended.

Item 5.   Other Information

The following disclosure would otherwise be filed on Form 8-K under the Items 1.01, 2.03 and 3.02 of Form 8-K.

On November 13, 2012, each of us, our subsidiary and DME Solutions, Inc. entered into the Third Amendment and the Warrants Amendment with D4 Holdings. Pursuant to the Third Amendment and the Warrants Amendment,

•	the maturity date for repayment of principal and interest under the First Loan Agreement was extended to January 2, 2014;

•	the maturity date for repayment of principal and interest under the Second Loan Agreement was extended to January 2, 2015;

•	the maturity date for repayment of principal and interest under each of the Third and Fourth Loan Agreements was extended to January 2, 2016;

•	all interest outstanding under each of the loan agreements was added to the principal amount outstanding under the respective loan agreement and the promissory note issued pursuant to each respective loan agreement was increased by such amount; and

•	the exercise price under each of the Warrant Agreements entered into by the Company and D4 Holdings as of February 12, 2009, August 10, 2010, and March 2, 2011 was amended to $0.02 per share.

In connection with the extension of the maturity dates under the Third Amendment, we issued to D4 Holdings the Warrant, exercisable for ten years, to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.02 per share.

Our company is majority-owned by D4 Holdings. The ultimate ownership of D4 Holdings includes owners of ACN, Inc. Each of Robert Stevanovski, Anthony Cassara and David Stevanovski, members of our Board of Directors, is a principal of D4 Holdings. As a result, each of these individuals may be deemed to have a direct or indirect interest in the transactions contemplated by the Transaction Documents. In accordance with the Company’s Audit Committee Charter, the Transaction Documents and the transactions contemplated thereby were approved by the Audit Committee, which includes those directors who are not affiliated with D4 Holdings.

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

DELTATHREE, INC.

Date: November 14, 2012	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Chief Executive Officer, President, Senior Vice President of Operations and Technology and Secretary (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Yochai Ozeri
Name: Yochai Ozeri
Title: Director of Finance and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Third Amendment to Loan and Security Agreements, dated as of November 13, 2012, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC.

10.2	Amendment to Warrant Agreements, dated as of November 13, 2012, by and among deltathree, Inc. and D4 Holdings, LLC.

10.3	Warrant, dated November 13, 2012, between deltathree, Inc., and D4 Holdings, LLC.

31.1	Certification of the Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference.

