Form 10-K
period 2012-12-31
DELTATHREE INC
filed 2013-03-25
CIK 1086740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012, or

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing bid of the Common Stock as reported by the OTCQB on June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $661,330.50. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and certain persons owning 10% or more of the Registrant's Common Stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

As of March 19, 2013, the Registrant had outstanding 72,273,525 shares of Common Stock, par value $0.001 per share.

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

Today we support tens of thousands of active users around the globe through our service provider and reseller channel and our direct-to-consumer channel. We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and we offer a broad suite of private label VoIP products and services as well as a back-office platform. Our operations management tools include, among others: account provisioning; e-commerce-based payment processing systems; billing and account management; operations management; web development; network management; and customer care. Based on our customizable VoIP solutions, these customers can offer private label video and voice-over-IP services to their own customer bases under their own brand name, a “white-label” brand (in which no brand name is indicated and different customers can offer the same product), or the deltathree brand. At the same time, our direct-to-consumer channel includes our joip Mobile application (which is a cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks) and our iConnectHere offering (which provides VoIP products and services directly to consumers and small businesses online using the same primary platform). We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of December 31, 2012, was equal to approximately $812,000). In addition, beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In July 2012 we began making the $15,000 monthly payment. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

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

Going forward, we expect to:

•	actively market our products and services to those entities that wish to offer white-label digital next generation communications offerings or sell our products and services on an affiliate basis;
•	pursue a targeted strategy of identifying and evaluating appropriate strategic collaborations, such as potentially engaging in commercial transactions with ACN, that we hope will continue to expand and diversify our customer base;
•	market and sell our direct-to-consumer products and services through affiliates and our affiliate program; and
•	support and maintain our current reseller base, as we expect our revenue from this key channel will continue to represent a significant percentage of our total revenue in the foreseeable future.

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

On March 2, 2011, we and our subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and its subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by us in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the our common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with our entering into the Third Loan Agreement, D4 Holdings and we entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and subsequently extended by oral agreement of the parties to July 1, 2012, and then subsequently orally extended again to January 2, 2014, pending the parties finalizing and entering into a formal amendment. In connection with the Third Loan Agreement, we issued D4 Holdings a warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.096 per share. We have drawn down the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of our common stock.

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

On November 13, 2012, we and our subsidiaries entered into the Third Amendment to Loan and Security Agreements, or the "Third Amendment", and the Amendment to Warrant Agreements, or the "Warrants Amendment", with D4 Holdings. Pursuant to the Third Amendment and the Warrants Amendment:

•	the maturity date for repayment of principal and interest under the First Loan Agreement was extended to January 2, 2014;
•	the maturity date for repayment of principal and interest under the Second Loan Agreement was extended to January 2, 2015;
•	the maturity date for repayment of principal and interest under each of the Third and Fourth Loan Agreements was extended to January 2, 2016;
•	all interest outstanding under each of the loan agreements was added to the principal amount outstanding under the respective loan agreement and the promissory notes issued pursuant to each respective loan agreement was increased by such amount; and
•	the exercise price under each of the Warrant Agreements entered into by us and D4 Holdings as of February 12, 2009, August 10, 2010, and March 2, 2011 was amended to $0.02 per share.

In connection with the extension of the maturity dates under the Third Amendment, we issued to D4 Holdings a Warrant, exercisable for ten years, to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.02 per share.

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

Beyond cost savings, we believe that VoIP telephony technologies will further the potential for the Internet to become the preferred medium of communications and commerce. As a result, VoIP has experienced significant growth in recent years due to:

•	improved quality and reliability of VoIP calls due to technological advances, increased network development and greater bandwidth capacity;
•	new product development that allows VoIP providers to offer services not currently offered by traditional telephone companies;
•	greatly improved ease of use, whereby the end-user does not perceive a difference between use of a traditional telephone and a broadband telephone;
•	increasing demand for long distance communication services driven by the increased mobility of the global workforce; and
•	increasing demand for lower cost telephone service around the world..

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

Our Products and Services

Products

We have built a privately-managed, global network using IP technology and offer our customers a suite of IP video and voice products. Our products include:

joip Mobile Application.  Our joip Mobile application is a cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks. Cellular operating systems supported by joip Mobile currently include the iPhone, Google Android, Nokia Symbian and Blackberry.

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

The provision of VoIP products and services through our service provider and reseller sales channel and our direct-to-consumer channel accounted for 66.2% and 30.7% of our total revenues in 2012, respectively.

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

Direct-to-Consumer Channel

Our direct-to-consumer channel includes our joip Mobile application, which is a cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks and our iConnectHere offering, which provides VoIP products and services directly to consumers and small businesses online.

joip Mobile.  joip Mobile is our cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks. We market and sell joip Mobile directly to consumers as well as through affiliates and our affiliate program. In addition, ACN sells a private label version of joip Mobile under the ACN Mobile World brand.

Other Consumer Offerings. Our other consumer offerings, including iConnectHere and joip, demonstrate our products, services and hosting capabilities to our reseller customers and service providers. Through our other consumer offerings, an account holder can access all of our product offerings, including Broadband Phone and PC-to-Phone. Additionally, our consumer offerings permit us to collect usage information on our products and services and enable us to provide our service provider and reseller customers with key information and recommendations regarding implementation of our products and services.

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

Our Strategy

Our strategy is to become a leading worldwide next generation service provider and enabler of video and voice-over-IP products and services, and to either sell our products and services on a white-label basis to other customers (who can then resell these products and services) or enter into affiliate agreements with different third parties pursuant to which such third parties refer potential subscribers to our products and services. The following are key elements of our strategy:

Capitalize on the Growth of the Video and Voice-over-IP Marketplace. We believe we are well positioned to take advantage of the expected growth of the video and voice-over-IP services markets.  We plan to focus our efforts and resources on increasing our share of the next generation service provider and enabler market while simultaneously maintaining our reseller business. We also allow our direct consumers to sign up for one account and choose a number of next generation communication services and products linked to that account.

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

Our network is built around a high availability backbone that connects New Jersey, Atlanta, London and Sydney.  In each of, and between, these locations we maintain multiple interconnections or peering arrangements with Internet backbone and voice providers. These points are strategically located to allow access from our network to and from the Internet with a high level of performance. While operating as a private extension of the Internet, our backbone has a high level of security designed to isolate it from security threats found on the public Internet.

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

VoIP E-911 Matters

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of interconnected VoIP services. The order applies to our iConnectHere and joip customers, or our direct consumers. We do not believe that we are responsible for compliance with this order when we sell our service wholesale to companies who then offer the service to retail end-users. We cannot predict whether we would be subject to any third-party litigation in connection with such customers who resell our services or whether the rules will be interpreted as applicable to those who wholesale interconnected VoIP services.

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

Almost all of our retail customers currently receive E-911 service in conformity with the FCC’s order. Like many interconnected VoIP providers, we rely on third parties to route emergency calls originated by our customers. In certain instances and for some of our customers, the third party provider may route 911 calls to an unofficial emergency call center. Such unofficial call centers may not be able to receive appropriate call back information. To the extent that they are so able or callers provide their location information the emergency dispatchers in such call centers may not then be able to route such calls to the appropriate public safety answering point. The FCC could find that routing calls in this manner violates its rules, potentially subjecting us to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties. Moreover, some customers who were receiving service prior to the FCC’s deadline for compliance with the E-911 regulations may not receive such service. The FCC permitted service providers to continue to provide service to those existing customers rather than disconnect those customers. Pursuant to the FCC’s requirement, after the implementation of the FCC E-911 requirements, we provide services to our new retail customers only where we can provide the FCC required E-911 service. We may be required to stop serving those customers to whom we cannot provide the required enhanced emergency dialing capabilities that were being serviced prior to the issuance of the FCC’s rules at any time.

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

See “State and Local Regulation” below for a discussion of fees we may collect in the future in connection with providing E-911.

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

Access for People with Disabilities

Effective October 5, 2007, interconnected VoIP providers like us became required to, among other things, make certain that their equipment and service is accessible to and usable by individuals with disabilities, if readily achievable. In addition, interconnected VoIP providers like us became obligated to contribute to the Telecommunications Relay Services, or TRS, fund and to offer 711 abbreviated dialing for access to relay services. Following March 31, 2009, interconnected VoIP providers are required to route such 711 calls to the appropriate TRS relay center serving the state in which the caller is located or the relay center corresponding to the caller’s last registered address.  As a result of the steps we have taken, we believe that we comply with the applicable requirements.

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

We paid approximately $316,000 of state and local taxes and other fees during 2012. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

Revenues and Assets by Geographic Area

For the year ended December 31, 2012, approximately $10.5 million, or 77%, of our revenue was derived from international customers, and $3.1 million, or 23%, was derived from customers in the United States. Most of our long-lived assets are located in the United States. For more detailed information concerning our geographic segments, see Note [14] to our financial statements included elsewhere in this Annual Report.

Employees

As of December 31, 2012, we had 30 employees, of which 29 were located in Israel (7 of whom were part-time employees) and one was located in the United States.  We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

Customers

In 2012, two customers accounted for approximately 48.8% of our gross revenues. Any significant decline in our sales to any of our material customers could have a material adverse effect on our business, operating results and financial condition.  At the end of February 2011 our largest customer temporarily suspended its operations and conducting business with our company due to the recent unrest in the Middle East and ongoing instability and operating difficulties caused by such unrest. In September 2011, this reseller resumed operations and conducting business with our company, and became a material customer of our company again beginning the fourth quarter of 2011.

 Available Information

Our Internet address is www.deltathree.com. Through a link at the Investor Relations section of our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The information on our website does not constitute a part of this annual report on Form 10-K.

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

Except for the year ended December 31, 2006, in which we reported net income of approximately $500,000 but a net loss from operations of $52,000, we have a history of significant, recurring losses since our inception, and we may continue to incur significant losses for the foreseeable future. We reported net losses of approximately $2.5 million in 2010, $3.1 million in 2011, and $1.6 million in 2012 (although we reported net income from operation of approximately $88,000 in 2012). As of December 31, 2012, our accumulated deficit was approximately $183 million. Our revenues may not grow or even continue at their current level. Going forward, we will need to increase our revenues and/or lower our current cost structure to reach profitability. If our revenues do not increase and/or if we are unable to reduce our expenses, we may not be able to reach profitability again. We cannot assure you that we will be able to reach profitability on a quarterly or annual basis in the future.  These factors raise substantial doubt about our ability to continue as a going concern.

We may not be able to expand our revenue.

Our business strategy is to expand our revenue sources and our distribution channels in order to include the provision of video and VoIP telephony services to different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are primarily generated by sales of our video and VoIP telephony products and services through our service provider and reseller sales channel and our direct-to-consumer channel. VoIP telephony from these channels generated 98.5%, 98.7%and 96.9% of our total revenues in 2010, 2011 and 2012, respectively.

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

In 2012, two customers accounted for approximately 48.8% of our annual gross revenues. Any significant decline in our sales to any of our material customers could have a material adverse effect on our business, operating results and financial condition.

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

We sustained significant operating losses in years prior to 2012, which led to a significant reduction in our cash reserves.  As of December 31, 2012, we had negative working capital of approximately $2.3 million and negative stockholders’ equity of approximately $5.6 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to return to positive cash flow before we require additional capital (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. Each loan advance under the Fourth Loan Agreement requires the satisfaction of certain conditions, including a condition that there shall not have occurred, in D4 Holdings’ sole discretion, any material adverse change in our business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of any portion of our obligations under the loan agreements.  In the event that any such events occur, we may be unable to access credit under the Fourth Loan Agreement.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. We maintain communications systems in facilities in New Jersey, Atlanta, London and Sydney. Although we have designed our network to reduce the possibility of disruptions or other outages, our systems and those that connect to our network are subject to damage or interruption from natural disasters, power loss, communications failure, hardware or software malfunction, network failures, physical or electronic break-ins, sabotage, computer viruses, intentional acts of terrorism or vandalism and other events that may be or may not be beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

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

Various U.S. state and local fees, taxes and surcharges, as well as those for the European Union, may increase our costs and our customers' cost of using our services.

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

We paid approximately $316,000 of U.S. state and local taxes and other fees during 2012. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

D4 Holdings currently owns approximately 54.0% of the issued and outstanding shares of our common stock, holds warrants to purchase an aggregate of 45,000,000 shares of our common stock and can convert the principal outstanding under the Convertible Note into 22,746,325 shares of our common stock.  Assuming the exercise of all warrants held by D4 Holdings and the conversion of outstanding principal under the Convertible Note, D4 Holdings beneficially owns 76.2% of our common stock. As long as D4 Holdings continues to beneficially own more than 50% of the voting power of our company, D4 Holdings will be able to exercise a controlling influence over decisions affecting us, including:

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

D4 Holdings currently holds warrants to purchase an aggregate of 45,000,000 shares of our common stock at exercise prices of $0.02 per share and can convert the principal outstanding under the Convertible Note into 22,746,325 shares of our common stock.  In the event that D4 Holdings exercises any or all of the warrants or converts principal amounts outstanding under the Convertible Note into shares of our common stock, in full or in part, our existing stockholders may experience significant and immediate dilution.

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

Negotiations between Israel and representatives of the Palestinian Authority in an effort to resolve the state of conflict have been sporadic and have failed to result in peace. The establishment in 2006 of a government in the Gaza territory by representatives of the Hamas militant group has created additional unrest and uncertainty in the region, and in each of December 2008 and November 2012 Hamas engaged in an armed conflict with Israel.

The recent political instability and civil unrest in the Middle East and North Africa (including the ongoing civil war in Syria) as well as the ongoing conflict between Iran and Israel have raised new concerns regarding security in the region and the potential for armed conflict or other hostilities involving Israel. We could be adversely affected by any such hostilities, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel.

In addition, certain countries, companies and organizations continue to participate in a boycott of Israeli firms. We do not believe that the boycott has had a material adverse effect on us, but there can be no assurance that restrictive laws, policies or practices directed towards Israel or Israeli-based businesses will not have an adverse impact on our business or financial condition in the future.

Our costs of operations have at times been affected by changes in the cost of our operations in Israel resulting from changes in the value of the Israeli shekel relative to the U.S. dollar. Recently, the weakening of the dollar relative to the shekel has significantly increased the costs of our Israeli operations, stated in U.S. dollars.

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

Generally, all male adult citizens and permanent residents of Israel under the age of 45 are, unless exempt, obligated to perform up to 36 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Furthermore, some of our officers and employees are currently obligated to perform annual reserve duty. While we have operated effectively under these requirements since we began operations, no assessment can be made as to the full impact of such requirements on our workforce or business if conditions should change, and no prediction can be made as to the effect on us of any expansion of such obligations. In addition, in the event of a military conflict or other attack on Israel, including the ongoing conflict with the Palestinians, these persons could be required to serve in the military for extended periods of time and on very short notice. The absence of a number of our officers and employees for significant periods could disrupt our operations and harm our business.

ITEM 2. PROPERTIES

Until November 2011, we leased our executive offices at 224 West 35th Street, New York, N.Y.  Since such time we have been renting our executive offices at 26 Avenue at Port Imperial, West New York, New Jersey, and storage and equipment space at 117 Central Avenue, Hackensack, New Jersey. We lease each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for 2012 was $6,600.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company, or the "Subsidiary", leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  On June 4, 2012, the landlord of the office and our subsidiary entered into an extension of the lease agreement, which extended the term of the lease until June 30, 2015. Pursuant to the terms of the extension, the number of square meters subject to the lease was reduced to 560 square meters, and the rent payable was reduced to $35,000 per quarter. Rent expense, net, for our subsidiary, for 2012 was $151,500.

ITEM 3. LEGAL PROCEEDINGS

On August 31, 2010, the U.S. Department of Homeland Security, or the DHS, seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers.  In subsequent conversations with the Assistant United States Attorney for the Eastern District of New York, or the U.S. Attorney, which is assisting the DHS in the investigation, we were informed that the government suspects that these resellers were engaged in money laundering activities. In addition, the U.S. Attorney stated that we had failed to file certain reports of cash payments under applicable law.  We are opposing this seizure, and on October 12, 2010, we filed a petition with the DHS for the return of the money.  On February 4, 2011, our petition was denied, and on February 22, 2011, we presented an offer of compromise. On November 1, 2011, we were notified by the DHS that our offer of compromise had been denied. In March 2012, we signed a Stipulation of Settlement with the U.S. Customs and Border Protection, or the CBP, pursuant to which, amongst other things, we agreed to a forfeiture of the seized funds and the CBP agreed to return $52,804 to us following completion of the forfeiture proceedings. In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], we accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized, and recognized the recovery of the amount to be returned to us as a reversal of the loss recognized.

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

The following table sets forth the high and low bid prices of our common stock for the periods indicated:

	High	Low
Year ended December 31, 2011
First quarter	0.19	0.05
Second quarter	0.13	0.04
Third quarter	0.09	0.02
Fourth quarter	0.07	0.02

Year ended December 31, 2012
First quarter	0.05	0.02
Second quarter	0.04	0.01
Third quarter	0.04	0.02
Fourth quarter	0.03	0.02

Year ending December 31, 2013
First Quarter (through [ ], 2013)	[ ]	[ ]

Holders

As of [ ], 2013, we had [ ] holders of record of the 72,273,525 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.   SELECTED FINANCIAL DATA

You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this Annual Report entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data for each of the years in the three-year period ended December 31, 2012, and as of December 31, 2011 and 2012 is derived from our audited financial statements that have been included in this Annual Report. The selected financial data as of December 31, 2008, 2009 and 2010 and for the years ended December 31, 2008 and 2009 is derived from consolidated financial statements that have not been included in this Annual Report.

	Year Ended December 31,
	2008	2009	2010	2011		2012
	(In thousands)
Statement of Operations Data:
Revenues	$20,226	$19,002	$14,200	$10,535		$13,684

Costs and operating expenses:
Cost of revenues	(14,744)	(16,127)	(11,220)	(7,288)		(8,812)
Research and development expenses	(3,356)	(464)	(1,483)	(1,492)		(1,194)
Selling and marketing expenses	(3,636)	(1,201)	(958)	(1,970)		(2,030)
General and administrative expenses	(3,130)	(3,514)	(2,322)	(1,213)		(1,411)
Depreciation and amortization	(1,836)	(890)	(345)	(180)		(149)
Write-off of goodwill	(2,002)	-	-	-		-
Write-off of intangible assets	(1,564)	-	-	-		-
Restructuring expenses	(1,223)	-	-	-		-
Deferred revenue restatement	(596)	-	-	-		-
(Accrual for) recovery of contingency	-	-	(176)	53		-
Accrual for commercial rent tax	-	-	-	(300)		-

Total costs and operating expenses	(32,087)	(22,196)	(16,504)	(12,390)		(13,596)
(Loss) income from operations	(11,861)	(3,194)	(2,305)	(1,855)		88
Capital gain	39	86	-	-		-
Other non-operating income	19	15	-	-		-
Interest income, (expense) net	(35)	(72)	(162)	(1,185)		(1,656)
Income taxes	(28)	(34)	(29)	(11)		(11)
Net loss	$(11,866)	$(3,199)	$(2,495)	$(3,051)		$(1,579)

Net income (loss) per share – basic and diluted	$(0.36)	$(0.05)	$(0.03)	$(0.04)		$(0.02)

Weighted average shares outstanding – basic and diluted	32,870	67,878	72,232	72,273		72,273

	December 31,
	2008	2009	2010	2011		2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,788	$1,514	$308	$214		$362
Short-term investments	317	366	167	352	(*)	56
Working capital (deficit)	(723)	(1,993)	(3,886)	(1,570	)(*)	(2,273)
Long-term investments	-	-	-	-		-
Total assets	4,854	3,309	2,196	1,664		1,582
Total stockholders’ equity	548	(1,425)	(3,560)	(4,402)		(5,647)

 (*) reclassified

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

Today we support tens of thousands of active users around the globe through our service provider and reseller channel and our direct-to-consumer channel. We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and we offer a broad suite of private label VoIP products and services as well as a back-office platform. Our operations management tools include, among others: account provisioning; e-commerce-based payment processing systems; billing and account management; operations management; web development; network management; and customer care. Based on our customizable VoIP solutions, these customers can offer private label video and voice-over-IP services to their own customer bases under their own brand name, a “white-label” brand (in which no brand name is indicated and different customers can offer the same product), or the deltathree brand. At the same time, our direct-to-consumer channel includes our joip Mobile application (which is a cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks) and our iConnectHere offering (which provides VoIP products and services directly to consumers and small businesses online using the same primary platform). We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

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

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. Revenue is recognized from these products and services as follows:

•	postpaid minutes: revenue from the sale of minutes on a postpaid basis (primarily sold to our wholesale resellers) is recognized at the time such minutes are used;
•	prepaid minutes: prepayments for communications services and the sale of minutes are deferred and recognized as revenue at the time communications services are provided and at the time the minutes are utilized, service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on terms and condition of agreements and historical data, whether such balances are likely to be utilized. If we determine that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and other revenue is recognized. The outstanding prepaid balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our estimated liability;
•	monthly recurring charges: revenue from fees such as set monthly recurring charges based on the level of service or calling plans that the subscriber subscribes for is recognized as the applicable service is provided; and
•	other revenues: these revenues include, but are not limited to, prepaid balances with no services fees or expiration dates that are unlikely to be utilized.

The following sets forth our revenues per segment for each of the years ended December 31, 2012 and 2011:

	Year Ended December 31,
Segment	2012	2011
	($ in thousands)
Reseller	$7,913	$6,570
Direct-to-consumer	4,206	2,450
Service provider	1,147	1,378
Other	418	137
Total Revenues	$13,684	$10,535

The provision of video and voice-over-IP products and services through our service provider and reseller channel accounted for approximately 75.4% and 66.2% of our total revenues in 2011 and 2012, respectively, while the provision of VoIP telephony through our direct-to-consumer channel accounted for approximately 23.3% and 30.7% of our total revenues in 2011 and 2012, respectively.

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

Depreciation and amortization consists of the depreciation calculated on our fixed assets for the fiscal year ended December 31, 2012.

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2012.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of December 31, 2012, we had net operating losses, or NOLs, generated in the U.S. of approximately $21.9 million and our Subsidiary had NOLs of approximately $4.5 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009. The NOLs began to expire in 2011 and will continue to expire at various dates until 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

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

Restructured Long-term debt.  We regard the restructured long-term debt to D4 Holdings under the criteria of, and have accounted for the restructured long-term debt as, a troubled debt restructuring in accordance with ASC Subtopic 470-60, “Debt - Troubled Debt Restructurings by Debtors”, or ASC 470-60, which requires that the gross future cash flows of principal and interest be reflected in the balance sheet. The long-term debt is secured by substantially all of our assets.

Results of Operations

The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2010	2011	2012
Revenues:
Total revenues	100.0%	100.0%	100%
Costs and operating expenses:
Cost of revenues	79.0	69.2	64.4
Research and development expenses	10.4	14.2	8.7
Selling and marketing expenses	6.7	18.8	14.8
General and administrative expenses	16.4	11.5	10.3
Accrual for (recovery of) contingency	1.2	(0.1)	-
Accrual for commercial rent tax	-	2.8	-
Depreciation and amortization	2.4	1.7	1.1

Total costs and operating expenses	116.1	117.8	99.3

(Loss) income from operations	(16.1)	(17.8)	0.7
Capital gain	-	-	-
Other non-operating income	-	-	-
Interest expense, net	(1.1)	(11.7)	(12.1)
Income taxes	(0.2)	(0.0)	(0.0)

Net income (loss)	(17.4)%	(29.5)%	(11.4)%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues overall for 2012 increased by approximately $3.2 million, or 30.5%, to approximately $13.7 million from approximately $10.5 million in 2011. Revenues increased although during this period the number of minutes carried by our network decreased by approximately 8.5% from approximately 364 million minutes in 2011 to approximately 333 million minutes in 2012.  This was due to a change in the relative mix of the destinations of the calls placed over our network, with a lower percentage of calls being made during 2012 to destinations for which we charge significantly higher rates than during 2011.

Revenues generated by our reseller division increased by approximately $1.3 million, or 19.7%, to approximately $7.9 million for 2012 from approximately $6.6 million in 2011. This was primarily due to the resumption of business with our largest reseller during the fourth quarter of 2011 after such reseller had temporarily suspended operations at the beginning of February 2011. In 2011, this customer generated revenues of approximately $1.6 million, which accounted for approximately 15.6% of our annual gross revenues, and in 2012 this customer generated revenues of approximately $5.4 million, which accounted for approximately 39.5% of our annual gross revenues. This increase was offset by a sharp decline in the revenues generated by our second largest reseller, primarily due to a decline in rates we charge for specific destinations of more than 50% over a one-year period. In order be able to continue providing this reseller with competitive prices we were required to lower our prices to those provided by the rest of the market. In 2011, this customer generated revenues of approximately $2.9 million, which accounted for approximately 27.8% of our annual gross revenues and in 2012 this customer generated revenues of approximately $1.3 million, which accounted for approximately 9.3% of our annual gross revenues.

Our two largest resellers accounted for approximately $6.9 million, or approximately 84.5%, of the revenue generated from our reseller division in 2012, which represented approximately 48.8% of our total revenue for 2012.  By comparison, in 2011 our two largest resellers accounted for approximately $4.6 million, or approximately 69.7%, of the revenue generated from our reseller division, or approximately 43.4% of our total revenue for 2011.

Revenues generated by our service provider division decreased by approximately $231,000 or 16.8%, to $1.1 million for 2012 from $1.4 million in 2011. This was primarily due to a decline in revenues generated from our service agreement with ACN Pacific offset by an increase generated by our service agreement with ACN Korea.

Sales to direct consumers sharply increased by approximately $1.7 million, or 68%, to approximately $4.2 million in 2012 from approximately $2.5 million in 2011. Revenues generated through our iConnectHere offering declined by approximately $275,000 from approximately $835,000 for 2011 to approximately $560,000 for 2012. This was offset by the revenues generated by our joip Mobile offering, which increased from approximately $1.5 million for 2011 to approximately $3.6 million for 2012, primarily as a result of the sales agency agreement we entered into with ACN and the introducer agreement we entered into with ACN Europe and the sales agreement with Momentis during the fourth quarter of 2011.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $1.5 million, or 20.5%, from approximately $7.3 million in 2011 to approximately $8.8 million in 2012.  Our network rent cost decreased slightly by approximately $120,000, from approximately $1.2 million in 2011 to approximately $1.0 million in 2012, while our termination costs increased by 30.3% from $5.6 million in 2011 to $7.3 million in 2012. The main cause of the increase in cost of revenues was the resumption of the operations of our largest reseller in the fourth quarter of 2011.

Research and development expenses. Research and development expenses decreased by approximately $300,000, or 20%, to $1.2 million in 2012 from $1.5 million in 2011. The main reason for the decrease was the reduction in force and resulting reduction in salary expenses.

Selling and marketing expenses. Selling and marketing expenses remained constant at approximately $2.0 million for each of 2011 and 2012. Due to an increase in sales of joip Mobile by ACN, ACN Europe and Momentis we recorded higher commissions for 2012, however this was offset by the reduction in force of members of our sales department and other related expenses during 2011.

General and administrative expenses. General and administrative expenses increased by approximately $198,000, or 16.3%, to $1.4 million in 2012 from $1.2 million in 2011. During 2011 we recorded a reversal of an accrual of $706,000 for expected legal expenses and a reversal of an accrual for tax liability of $158,000. Excluding these onetime expenses, our general and administrative expenses decreased by approximately $666,000 during 2012, primarily due to a reduction in expenses for professional services and other steps to minimize our expenses, such as office and rent expenses.

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

Depreciation and amortization.   Depreciation and amortization decreased by $31,000, or 17.2%, from $180,000 in 2011 to $149,000 in 2012 due to a decline in the value of our fixed assets during this period.

Income (loss) from Operations

We reported income from operations of approximately $88,000 in 2012 compared to a loss from operations of approximately $1.9 million in 2011.

Interest Expense, Net

We recorded interest expense of approximately $1.7 million in 2012 compared to $1.2 million in 2011. This was due primarily to interest accrued to be paid to D4 Holdings under our loan agreements with D4 Holdings in an amount equal to $551,000, and the expense recorded for the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement in an aggregate amount equal to $905,000.

Income Taxes, Net

We recorded net income taxes of $11,000 in each of 2012 and 2011.

Net Loss

Net loss decreased by approximately $1.5 million, or 48.4%, from approximately $3.1 million in 2011 to $1.6 million in 2012, due to the foregoing factors.

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

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and losses from operations. For the year ended December 31, 2012, we reported income from operations of approximately $88,000, as opposed to a loss from operations of approximately $1.9 million in 2011. To date, we have an accumulated deficit of approximately $183 million.

As of December 31, 2012, we had cash and cash equivalents of approximately $362,000 and restricted cash and short-term investments of approximately $56,000, or a total of cash, cash equivalents and restricted cash of $418,000, a decrease of approximately $148,000 from December 31, 2011. The decrease in cash, restricted cash, and short and long term investments was primarily caused by the net cash used in operating activities during the year ended December 31, 2012, of approximately $90,000. Our average monthly cash burn during 2012 was approximately $12,000, and during the three months ended December 31, 2012, was approximately $47,000.

Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $90,000 during 2012 compared with negative cash flow from operating activities of approximately $2.1 million during 2011.  The decrease in our cash used in operating activities was primarily driven by a decrease in our net loss of $1.5 million, accrual for commercial rent tax of $300,000, an accrual reversal of $706,000 for expected legal expenses and a reversal of an accrual for tax liability of $158,000, offset by an increase in other current liabilities of $135,000.

Net cash used in investing activities is generally driven by our capital expenditures and changes in our short and long-term investments.  In 2012 and 2011 we expensed approximately $58,000 and $117,000, respectively, for the purchase of new equipment. In addition, during the year ended December 31, 2012, restricted cash equal to $131,000 that was underlying the letter of credit previously provided by us to the landlord of our subsidiary's office in Jerusalem was released, since such letter of credit is no longer required under the extension of the lease that we executed during this period.

Net cash used in or provided by financing activities is generally driven by drawing down amounts available under lines of credit available to us, issuing shares of our capital stock and receiving cash that we had previously pledged or otherwise deposited as security for our lenders and creditors. For the year ended December 31, 2012, we did not draw down any amounts under our loan agreements with D4 Holdings.

Financing cash flows have historically consisted primarily of payments of capital leases and proceeds from the exercise of options we have granted to our employees and directors. As discussed above under “Item 1. Business - Transactions with D4 Holdings”, in February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold to D4 Holdings an aggregate of 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock for an aggregate purchase price of $1.2 million. In addition, on March 1, 2010, we and our subsidiaries entered into the First Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries a line of credit in a principal amount of $1,200,000.   On August 10, 2010, we and our subsidiaries entered into the Second Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and subsidiaries an additional line of credit in a principal amount of $1,000,000. In connection with the Second Loan Agreement, we issued D4 Holdings a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.1312 per share. We have drawn down all amounts available to be borrowed under the two lines of credit. On March 2, 2011, we and our subsidiaries entered into the Third Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and its subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Note issued by us in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the our common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with our entering into the Third Loan Agreement, D4 Holdings and we entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and then subsequently extended by oral agreement of the parties to July 1, 2012, and then subsequently orally extended again to January 2, 2014, pending the parties’ finalizing and entering into a formal amendment. In connection with the Third Loan Agreement, we issued D4 Holdings a warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.096 per share. We have drawn down the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of our common stock.

On September 12, 2011, we and our subsidiaries entered into the Fourth Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $300,000. As of December 31, 2012, the Company had drawn down the aggregate amount of $200,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

On November 13, 2012, we and our subsidiaries entered into the Third Amendment to Loan and Security Agreements, or the "Third Amendment", and the Amendment to Warrant Agreements, or the "Warrants Amendment", with D4 Holdings. Pursuant to the Third Amendment and the Warrants Amendment:

•	the maturity date for repayment of principal and interest under the First Loan Agreement was extended to January 2, 2014;
•	the maturity date for repayment of principal and interest under the Second Loan Agreement was extended to January 2, 2015;
•	the maturity date for repayment of principal and interest under each of the Third and Fourth Loan Agreements was extended to January 2, 2016;
•	all interest outstanding under each of the loan agreements was added to the principal amount outstanding under the respective loan agreement and the promissory notes issued pursuant to each respective loan agreement was increased by such amount; and
•	the exercise price under each of the Warrant Agreements entered into by us and D4 Holdings as of February 12, 2009, August 10, 2010, and March 2, 2011 was amended to $0.02 per share.

In connection with the extension of the maturity dates under the Third Amendment, we issued to D4 Holdings a Warrant, exercisable for ten years, to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.02 per share.

Pursuant to ASC 470-60, we regard the long-term debt as a troubled debt and accordingly present the amount as $3.6 million on the balance sheet in our consolidated financial statements, net of current portion, included in this annual report. We intend to service our related party debt, which is repayable over the next three years, from cash generated from operations. However, if such funds are insufficient we may seek additional equity funding. The long-term debt is secured by substantially all of our assets.

There were no options exercised by our employees or directors during the year ended December 31, 2012.  During 2011 we paid approximately $7,000 for capital leases.

As discussed above under “Item 3. – Legal Proceedings”, on August 31, 2010, the DHS seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers.  We are opposing this seizure, and on October 12, 2010, we filed a petition with the DHS for the return of the money. On February 4, 2011, our petition was denied, and on February 22, 2011, we presented an offer of compromise. On November 1, 2011, we were notified by the DHS that our offer of compromise had been denied. In March 2012, we signed a Stipulation of Settlement with the CBP pursuant to which, amongst other things, we agreed to a forfeiture of the seized funds and the CBP agreed to return $52,804 to us following completion of the forfeiture proceedings. Our inability to access these funds has had a material impact on our cash position and liquidity.

On July 5, 2011, we received a notice from the New York City Department of Finance that claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that we had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns. We engaged outside counsel, which began discussions with the Department of Finance, and contested the assessment and simultaneously attempted to negotiate a significant reduction in the amounts to be paid. Our appeal was rejected in July 2012 by an examiner in the Department of Finance, and we have subsequently engaged and begun discussions with a manager in the Department of Finance and submitted additional supporting materials. The final outcome of this assessment and our negotiations with the New York City Department of Finance cannot be determined at this time. In the event that we are required to pay all or most of the amounts claimed by the New York City Department of Finance this would have a material adverse effect on our financial condition and liquidity. During 2011 we recorded $300,000 as a provision for commercial rent tax.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of December 31, 2012, was equal to approximately $812,000. In addition, beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In July 2012 we began making the $15,000 monthly payment. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

As of December 31, 2012, we had negative working capital equal to approximately $2.3 million as well as negative stockholders’ equity equal to approximately $5.6 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. As of December 31, 2012, the Company had 23 full time employees.

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

Obligations and Commercial Commitments

The following table sets forth our future contractual obligations and commercial commitments in total, for each of the next five years and thereafter:

	Payments due by period (in thousands of dollars)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Real estate leases	794	159	318	318	-
Auto leases	171	102	69	-	-
Unpaid commission to ACN	812	240	572	-	-
Re-payment of Long-term loan	4,551	-	2,503	2,047	-
Total	6,328	501	3,462	2,365	-

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated internal control over financial reporting by the Company using the framework for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.

Based on this assessment, management concluded that internal controls over financial reporting were effective as of December 31, 2012.  In connection with this assessment, no material weaknesses in the Company’s internal control over financial reporting were identified by management. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as management's report is not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this Annual Report.

(c)   Changes in Internal Controls.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Robert Stevanovski, 49.  Mr. Stevanovski has served as a director and Chairman of the Board since February 2009.  He is one of the co-founders of ACN and has served as Chairman of ACN since its founding in 1993. Mr. Stevanovski has served as a director of WorldGate since April 2009.  He is the brother of David Stevanovski, also a member of the Board.  Mr. Robert Stevanovski’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of the telecommunications and multi-level marketing industries, outside board experience with WorldGate and extensive business and management experience as co-founder and Chairman of ACN.

Anthony J. Cassara, 58.  Mr. Cassara has served as a director since February 2009. Mr. Cassara founded and has served as President of Cassara Management Group, Inc., a privately held business counseling practice focused on the telecommunications industry, since October 2000. Prior to founding Cassara Management Group, Mr. Cassara was President of the Carrier Services division at Frontier Corporation and later at Global Crossing Ltd. from October 1999 to December 2000. Mr. Cassara served as a member of the board of directors of MPower Holding Corporation from May 2002 to August 2006; Teleglobe International Holdings Ltd. from February 2004 to February 2006; Eschelon Telecom Inc. from November 2002 to December 2004; and has served as a director of WorldGate since April 2009.  Mr. Cassara’s areas of relevant experience, qualifications, attributes or skills include telecommunications and information services; senior leadership roles in global telecommunications companies; public company board experience, corporate finance, and financial reporting.

David Stevanovski, 46.  Mr. Stevanovski has served as a director since March 2009.  He has served in a number of positions at ACN, and currently serves as Vice President. Mr. Stevanovski has served as a director of WorldGate since April 2009. Mr. Stevanovski is the brother of Robert Stevanovski.   Mr. David Stevanovski’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of the telecommunications and multi-level marketing industries, outside board experience with WorldGate, and extensive business and management experience at ACN.

Colleen R. Jones, 51. Ms. Jones has served as a director since February 2011. She has served as ACN's chief legal officer since 2003, and is presently its executive Vice President, Global Counsel and Secretary. She has served as general counsel to D4 Holding since its formation in 2009.   Ms. Jones has served as a director of WorldGate since February 2011.  Ms. Jones has practiced law for over 25 years, serving as chief legal officer in corporations and as a partner at large international law firms.  Her areas of relevant experience, qualifications, attributes or skills include legal expertise in general corporate and commercial domestic and international transactional work for both publicly- and privately-held companies, extensive knowledge of the telecommunications and technology sectors, management experience at ACN, and public company corporate governance.

Lior Samuelson, 64.  Mr. Samuelson served as Chairman of the Board from January 2008 until February 2009, and has served as a director of deltathree since August 2001. Mr. Samuelson has served as the Chairman of the Board of Commtouch Software Ltd., a provider of internet security technology, since January 1, 2011, and as a director at Commtouch since August 2, 2010. Since August 1999, Mr. Samuelson has served as a Co-Founder and Principal of Mercator Capital, and served as a director of Mercator Partners Acquisition Corp. from January 2005 to December 2007. His experience includes advising clients in the technology, communications and consumer sectors on mergers, acquisitions and private placements. From March 1997 to August 1999, Mr. Samuelson was the President and Chief Executive Officer of PricewaterhouseCoopers Securities. Prior to that, he was the President and Chief Executive Officer of The Barents Group, a merchant bank specializing in advising and investing in companies in emerging markets. Mr. Samuelson was also the Co-Chairman of Peloton Holdings, a private equity management company. Before that, he was a managing partner with KPMG and a senior consultant at Booz, Allen & Hamilton.  Mr. Samuelson’s areas of relevant experience, qualifications, attributes or skills include extensive experience in finance and investment banking, public company board experience, financial reporting, and his long history of service to deltathree and knowledge of its operations.

J. Lyle Patrick, 60.  Mr. Patrick has served as a director since March 2009. Mr. Patrick is currently a financial consultant and has served as chief financial officer of a number of telecommunications companies, including, most recently, First Communications, Inc., a provider of high-capacity metro and long-haul fiber network services as well as voice and data services across the Midwest and Mid-Atlantic United States, from March 2009 to December 2011, US LEC, a competitive telecommunications company, from June 2005 to March 2007, and MetroPCS, a wireless communications provider, from May 2004 to March 2005.  Mr. Patrick is a Certified Public Accountant.  Mr. Patrick’s areas of relevant experience, qualifications, attributes or skills include extensive accounting for public companies, with particular experience in the telecommunications industry, and financial reporting.

Donna Reeves-Collins, 52. Ms. Reeves-Collins has served as a director since October 2012. Ms. Reeves-Collins has served as Managing Director at Rich Products Corporation since December 2007. She joined Rich Products following its signing of a joint venture development agreement with Cole & Parks, a bakery café restaurant which develops unique food products that was founded by Ms. Reeves-Collins in November 2003 and where Ms. Reeves-Collins has served as CEO since its inception. Prior to founding Cole & Parks, Ms. Reeves-Collins served in a number of positions at Frontier Corporation, including Senior Vice President of Sales, President of Sales for the Western Region and President and COO of a joint venture with Verizon Wireless. Following Frontier's acquisition by Global Crossing in 1999, Ms. Reeves-Collins served as the Senior Vice President of Sales – Media & Entertainment for Global Crossing through 2001.

Executive Officers and Key Employees

Set forth below is a brief description of the present and past business experience of each of the persons who currently serve as our executive officers or key employees.

Efraim Baruch, 37, Chief Executive Officer, President and Senior Vice President of Operations and Technology. In October 2010, Mr. Baruch became our Chief Executive Officer and President, having been named our interim Chief Executive Officer and President in December 2008. In January 2007, Mr. Baruch became our Senior Vice President of Operations and Technology. Mr. Baruch has been with deltathree since 1998. Mr. Baruch began working in deltathree as an engineer in the Network Operations Center, and soon after specialized in the management of data networks and security in our Wide Area Network department.

Yochai Ozeri, 36, Director of Finance and Treasurer. Prior to assuming the positions of Director of Finance and Treasurer in January 2012, Mr. Ozeri served as our Assistant Controller from July 2007 to March 2008, as Finance Manager from April 2008 to July 2009 and as Controller from August 2009 until the present. Prior to joining our company, Mr. Ozeri served as a senior auditor at Kost, Forer, Gabbay & Kasierer, a member firm of Ernst & Young International, in its technology practice group. Mr. Ozeri is a Certified Public Accountant.

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

The Board had four regular meetings during 2012. Each incumbent member of the Board participated in at least 75% of the aggregate of all Board and committee (for such committees on which the director served) meetings held during the period for which he was a director or member of such committee. None of our directors attended our 2012 Annual Stockholder Meeting. The Board has established an Audit Committee and a Compensation Committee. The functions of the committees and their current members are set forth below.

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

For all potential candidates, the Board considers a number of factors, such as the extent to which the candidate’s knowledge and experience would fill a need in the Board and help complement the other directors, a candidate’s personal integrity and sound judgment, independence, knowledge of the industry in which we operate, possible conflicts of interest, and concern for the long-term interests of our stockholders. In addition, although the Company does not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the Board will consider diversity in the context of the Board as a whole and takes into account the personal characteristics (gender, ethnicity and age), skills and experience, qualifications and background of current and prospective directors diversity as one factor in identifying and evaluating potential director candidates.  In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at our 2013 Annual Meeting of Stockholders using the procedures set forth in the Company's Amended and Restated By-laws, it must follow the procedures described under “Nomination of Directors” in our Amended and Restated By-laws. If a stockholder wishes simply to propose a candidate for consideration as a nominee by our Board, it should submit any pertinent information regarding the candidate to the Chairman of the Board by mail care of our Secretary at 26 Avenue at Port Imperial, Suite #407, West New York, New Jersey 07093.

Compensation Committee.  The Compensation Committee is responsible for:

•	evaluating our compensation policies;
•	determining executive compensation, and establishing executive compensation policies and guidelines; and
•	administering our stock option and compensation plans.

As part of these responsibilities, the Compensation Committee determines the compensation of our Chief Executive Officer, and conducts its decision making process with respect to this issue without the presence of the Chief Executive Officer. The Compensation Committee had two formal meeting and additional informal meetings and discussions during 2012.  The Compensation Committee has a charter, a copy of which is available to our stockholders at the Corporate Governance section of our website located at www.deltathree.com. The Compensation Committee is composed of Lior Samuelson (Chairman), J. Lyle Patrick and Donna Reeves-Collins.

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

The Audit Committee had four meetings during 2012.  The Audit Committee has a charter, a copy of which is available to our stockholders at the Corporate Governance section of our website located at www.deltathree.com. The Audit Committee is composed of J. Lyle Patrick (Chairman), Lior Samuelson and Donna Reeves-Collins. The Board of Directors has determined that each of Mr. Patrick, Mr. Samuelson and Ms. Reeves-Collins meets the requirements of the applicable Securities and Exchange Commission rules for membership on the Audit Committee, including Rule 10A-3(b) under the Exchange Act and is “independent” as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules.  The Board has also determined that Mr. Patrick qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

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

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and holders of more than 10% of any class of our equity securities have complied with the applicable Section 16(a) reporting requirements, except that the initial statement of beneficial ownership of securities and a statement of changes of beneficial ownership of securities to report a grant of options to purchase common shares of the Company for Yochai Ozeri were not filed and an annual statement of beneficial ownership of securities for Yochai Ozeri was filed late.

Code of Conduct and Ethics

On March 25, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of deltathree, including our principal executive officer, principal financial and accounting officer and controller. There were no changes made to the Corporate Code of Conduct and Ethics during 2012. The text of the Corporate Code of Conduct and Ethics is posted on the Corporate Governance section of our website at www.deltathree.com and will be made available to stockholders without charge, upon request, in writing to the Secretary at 26 Avenue at Port Imperial, Suite #407, West New York, New Jersey 07093. We intend to post on our website any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer, principal financial and accounting officer and controller. We have all of our new employees certify that they have read and understand our Corporate Code of Conduct and Ethics, and, periodically, we also ask our existing employees to certify that they have reviewed our Corporate Code of Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation accrued during the fiscal years ended December 31, 2011 and 2012 to (1) all individuals who served as our Chief Executive Officer during any part of 2012 and (2) one executive officer whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2012. These executive officers are referred to in this Annual Report as our “named executive officers”. We did not have any other executive officer whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Effi Baruch,
Chief Executive Officer, President and Senior Vice	2012	184,712	-	31,229	243,254	459,195
President of Operations and Technology (principal executive officer)	2011	180,736	-	31,229	228,604	440,569

Yochai Ozeri,	2012	86,793	-	2,167	47,611	136,571
Director of Finance and Treasurer	2011	70,400	-	2,167	37,631	110,198

(1)	Represents the aggregate grant date fair value calculated in accordance with ASC 718-10 in connection with the issuance of the applicable restricted stock or restricted unit award or option award. For a detailed discussion of the assumptions made in the valuation of stock awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information with respect to stock options and unvested stock awards outstanding as of December 31, 2012, for each of the named executive officers.

		Option Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Effi Baruch	3/30/2008	250,000	-		0.15	3/30/2018
	5/6/2009	100,000	-		0.14	5/6/2019
	9/15/2009	375,000	125,000	(2)	0.41	9/15/2019
	10/19/2010	162,500	162,500	(3)	0.27	10/19/2020
	9/26/2011	125,000	375,000	(4)	0.03	9/26/2021
	5/24/2012	-	500,000	(5)	0.03	5/24/2022

Yochai Ozeri	3/30/2008	20,000	-		0.15	3/30/2018
	5/6/2009	15,000	-		0.14	5/6/2019
	9/15/2009	112,500	37,500	(6)	0.41	9/15/2019
	10/19/2010	50,000	50,000	(7)	0.27	10/19/2020
	9/26/2011	37,500	112,500	(8)	0.03	9/26/2021
	5/24/2012	-	150,000	(9)	0.03	5/24/2022

(1)	For a better understanding of this table, we have included an additional column showing the grant date of the stock options. Subject to the terms and conditions contained in any award agreement between the Company and the holder of any such award, in the event of a change of control of the Company the outstanding stock options granted under our 2009 Stock Incentive Plan or our Amended and Restated 2004 Stock Incentive Plan, as applicable, will not accelerate and become immediately vested and exercisable unless otherwise determined by the Compensation Committee.
(2)	Options to purchase 125,000 shares vested and became exercisable on each of September 15, 2010, 2011 and 2012, and options to purchase 125,000 shares vest and become exercisable on September 15, 2013.
(3)	Options to purchase 81,250 shares vested and became exercisable on October 19, 2011 and 2012, and options to purchase 81,250 shares vest and become exercisable on October 19, 2013 and 2014.
(4)	Options to purchase 125,000 shares vested and became exercisable on September 15, 2012, and options to purchase 125,000 shares vest and become exercisable on each of September 15, 2013, 2014 and 2015.
(5)	Options to purchase 125,000 shares vest and become exercisable on each of May 24, 2013, 2014, 2015 and 2016.
(6)	Options to purchase 37,500 shares vested and became exercisable on each of September 15, 2010, 2011 and 2012, and options to purchase 37,500 shares vest and become exercisable on September 15, 2013.

(7)	Options to purchase 25,000 shares vested and became exercisable on each of October 19, 2011 and 2012, and options to purchase 25,000 shares vest and become exercisable on each of October 19, 2013 and 2014.
(8)	Options to purchase 37,500 shares vested and became exercisable on September 26, 2012, and options to purchase 37,500 shares vest and become exercisable on each of September 26, 2013, 2014 and 2015.
(9)	Options to purchase 37,500 shares vest and become exercisable on each of May 24, 2013, 2014, 2015 and 2016.

Director Compensation

The following table shows the total compensation earned for services performed for us by each member of our Board of Directors during the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Robert Stevanovski	-	(2)	-	-	-
Anthony Cassara	20,000	(3)	19,244	-	39,244
David Stevanovski	-	(2)	-	-	-
Lior Samuelson	36,666	(4)	132,364	-	162,364
J. Lyle Patrick	45,000	(5)	19,244	-	64,244
Colleen Jones	20,000	(3)	7,032	-	27,032
Donna Reeves-Collins (6)	5,725	(7)	-	-	5,725

(1)	Represents the aggregate grant date fair value, calculated in accordance with ASC 718-10, of options to purchase 100,000 shares of the Common Stock granted to each of Lior Samuelson, Anthony Cassara, J. Lyle Patrick and Colleen Jones in 2011. The grants were made pursuant to the 2009 Stock Incentive Plan. Each of Robert Stevanovski and David Stevanovski elected to waive their right to receive such grant. For a detailed discussion of the assumptions made in the valuation of stock awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report.
(2)	Each of Robert Stevanovski and David Stevanovski elected to waive their right to receive compensation for their services to the Company. This election is revocable by each of Messrs. R. Stevanovski and D. Stevanovski at any time.
(3)	Represents $20,000 paid to each of Mr. Cassara and Ms. Jones for their respective service as a director.
(4)	Represents $20,000 paid to Mr. Samuelson for his services as a director, $5,000 for his services as a member of the Audit Committee, $1,666 for his services as a member of the Compensation Committee through May 8, 2012 and $10,000 for his services as the Chairman of the Compensation Committee from May 9, 2012 through December 31, 2012.
(5)	Represents $20,000 paid to Mr. Patrick for his services as a director, $20,000 for his services as Chairman of the Audit Committee and $5,000 for his services as a member of the Compensation Committee.
(6)	Ms. Reeves-Collins was elected to the Board of Directors effective October 23, 2012.
(7)	Represents $3,817 paid to Ms. Reeves-Collins for her services as a director beginning October 23, 2012, $954 for her services as member of the Audit Committee and $954 for her services as a member of the Compensation Committee.

Director Compensation Policy

In May 2009, the Board of Directors approved the following annual cash compensation for our directors effective as of April 1, 2009:

•	each director receives cash compensation of $20,000;
•	the Chairman of the Audit Committee receives additional cash compensation of $20,000;
•	the Chairman of the Compensation Committee receives additional cash compensation of $15,000; and
•	each non-Chairman committee member receives additional cash compensation of $5,000.

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

In August 2012, the Board of Directors approved a grant of options to purchase 100,000 shares of our Common Stock under the 2009 Plan to each of the members of the Board.

At this time each of Robert Stevanovski and David Stevanovski has elected to waive their right to receive compensation for their services to the Company.  This election is revocable by each of Messrs. R. Stevanovski and D. Stevanovski at any time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 19, 2013, there were 72,273,525 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have no other securities, voting or nonvoting, outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of March 19, 2013, by:

•	each person whom we know beneficially owns more than 5% of the common stock;
•	each of our directors individually;
•	each of our named executive officers individually; and
•	all of our current directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of March 19, 2013, pursuant to the exercise of options or the vesting of restricted stock or restricted units are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

	Number	Percentage (1)
	Shares of Common Stock Beneficially Owned
Principal Stockholders:
D4 Holdings, LLC (2)	106,746,325	76.2%

Abraham Ziv-Tal (3)	9,954,100	13.8%
4 Hanurit Street
Rishpon, Israel 49615

Executive Officers and Directors:
Effi Baruch (4)	1,067,500	*
Yochai Ozeri (5)	241,000	*
Robert Stevanovski (2)	106,746,325	76.2%
Anthony Cassara (6) (7)	106,821,325	76.2%
Lior Samuelson (8)	662,000	*
David Stevanovski (6)	106,746,325	76.2%
J. Lyle Patrick (7)	150,000	*
Colleen Jones (9)	75,000	*
Donna Reeves-Collins	-
All directors and executive officers as a group (10 persons) (10)	108,893,825	76.7%

*	Less than 1%.
(1)	Percentage of beneficial ownership is based on 72,273,525 shares of common stock outstanding as of March 19, 2013.
(2)	Ownership is based on a Schedule 13D/A filed November 19, 2012, by D4 Holdings, Manna Holdings, Praescient, LLC (“Praescient”) and Robert Stevanovski and includes (a) 39,000,000 shares of common stock, (b) 45,000,000 shares of common stock issuable under warrants held by D4 Holdings and (c) 22,746,325 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note held by D4 Holdings. For a description of the Convertible Note, see Part I, Item 1. “Business – Transactions with D4 Holdings.” Robert Stevanovski is the manager of Praescient, which serves as the sole manager of D4 Holdings and as the managing member of Manna Holdings. Manna Holdings is the sole member of D4 Holdings. As such, Mr. Stevanovski, Praescient and Manna Holdings may be deemed to beneficially own the securities reported in the table. Each of Mr. Stevanovski, Praescient and Manna Holdings disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of such person’s pecuniary interest therein.
(3)	Ownership is based on a Form 4 filed April 1, 2011.
(4)	Includes (a) options to purchase 1,012,500 shares of common stock and (b) 55,000 shares of common stock.
(5)	Includes (a) options to purchase 235,000 shares of common stock and (b) 6,000 shares of common stock.
(6)	Includes the following securities: (a) 39,000,000 shares of common stock, (b) warrants to purchase 45,000,000 shares of common stock and (c) 22,746,325 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note. Each of Anthony Cassara and David Stevanovski beneficially owns a membership interest in Manna Holdings, which is the sole member of D4 Holdings. As such, each of Messrs. Cassara and Stevanovski may be deemed to beneficially own the securities reported herein and owned directly by D4 Holdings. Each of Messrs. Cassara and Stevanovski disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of his pecuniary interest therein.
(7)	Includes options to purchase 150,000 shares of common stock.
(8)	Includes (a) options to purchase 490,000 shares of common stock and (b) 152,000 shares of common stock.
(9)	Includes options to purchase 75,000 shares of common stock.
(10)	Includes (a) 39,207,000 shares of common stock, (b) options to purchase 1,877,500 shares of common stock, (c) warrants to purchase 45,000,000 shares of common stock and (d) 22,746,325 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note held directly (or deemed to be beneficially owned) by all of our current directors and executive officers as a group.

Equity Compensation Plan Information

 The following table provides certain aggregate information with respect to shares of our common stock that may be issued under our equity compensation plans in effect as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	11,334,500	$0.17	8,665,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	11,334,500	$0.17	8,665,500

(1)	These plans consist of our Amended and Restated 2004 Stock Incentive Plan and Amended and Restated 2006 Non-Employee Director Stock Plan, which were terminated except with respect to outstanding options previously granted thereunder, and our 2009 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As described above under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, D4 Holdings beneficially owns an aggregate of approximately [76.2]% of our common stock (which includes 39,000,000 shares of common stock, warrants to purchase 45,000,000 shares of our common stock, and 22,746,325 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note.  The ultimate ownership of D4 Holdings includes owners of ACN, Inc.  Each of Robert Stevanovski, Anthony Cassara and David Stevanovski, members of the Company’s Board of Directors, is a principal of D4 Holdings.   As a result, each of these individuals and D4 Holdings may be deemed to have a direct or indirect interest in the transactions contemplated by the Purchase Agreement and the Investor Rights Agreement, and the Loan Agreements, described above under “Item 1. Business - Transactions with D4 Holdings”.

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

The following table sets forth the revenue we recognized from the agreements described above, for the periods presented:

	2012	2011
ACN Korea	$331,000	$233,000

The following table details the commissions paid and accrued to our affiliates in connection with our sales agreements, for the periods presented:

	2012	2011
ACN Mobile World	$476,000	$510,000
ACN Europe	506,000	141,000
Total	$982,000	$651,000

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co. for the audit of the Company's annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by Brightman Almagor Zohar & Co. during those periods.

	2012	2011
Audit fees	$66,000	$71,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$66,000	$71,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Effi Baruch	Chief Executive Officer, President and Senior	March 25, 2013
Effi Baruch	Vice President of Operations and Technology (Principal Executive Officer)

/s/ Yochai Ozeri	Director of Finance and Treasurer (Principal	March 25, 2013
Yochai Ozeri	Financial Officer and Principal Accounting Officer)

/s/ Robert Stevanovski	Chairman of the Board of Directors	March 25, 2013
Robert Stevanovski

/s/ Anthony Cassara	Director	March 25, 2013
Anthony Cassara

/s/ David Stevanovski	Director	March 25, 2013
David Stevanovski

/s/ Colleen Jones	Director	March 25, 2013
Colleen Jones

/s/ Lior Samuelson	Director	March 25, 2013
Lior Samuelson

/s/ J. Lyle Patrick	Director	March 25, 2013
J. Lyle Patrick

/s/ Donna Reeves-Collins	Director	March 25, 2013
Donna Reeves-Collins

EXHIBIT INDEX

The following documents are filed as exhibits to this Annual Report on Form 10-K or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit Number	Description
3.1	Form of the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference from our Annual Report on Schedule 14A filed on April 30, 2002).

3.2	Form of the Company’s Amended and Restated By-laws (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

4.1	Specimen Certificate of Common Stock (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.2	Convertible Promissory Note, dated March 2, 2011, by deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. in favor of D4 Holdings, LLC in a principal amount of $1,600,000 (incorporated by reference from our Current Report on Form 8-K filed on March 3, 2011).

4.3	Promissory Note, dated September 12, 2011, by deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. in favor of D4 Holdings, LLC in a principal amount of $300,000 (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2011).

10.1	2004 Non-Employee Director Stock Option Plan (incorporated by reference from our registration statement on Form S-8 (Registration No. 333-122242)).+

10.2	First Amendment to the deltathree, Inc. 2004 Non-Employee Director Stock Option Plan, dated as of December 20, 2005 (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K filed on December 21, 2005).+

10.3	Form of Option Agreement Pursuant to 2004 Non-Employee Director Stock Option Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2005).+

10.4	deltathree, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 19, 2008).+

10.5	deltathree, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 19, 2008).+

10.6	Form of Option Agreement Pursuant to 2004 Stock Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2005).+

10.7	Form of Restricted Unit Agreement Pursuant to 2004 Stock Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2008).+

10.8	deltathree, Inc. 2009 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 22, 2009).+

10.9	Form of deltathree, Inc. 2009 Stock Incentive Plan Incentive Stock Option Grant Agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

10.10	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement (for U.S. taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.11	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement under Section 102(b)(2) of the Israeli Income Tax Ordinance (for Israeli taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.12	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement under Section 3(i) of the Israeli Income Tax Ordinance (for Israel taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.13	Form of deltathree, Inc. 2009 Stock Incentive Plan Restricted Stock Award Agreement (for U.S. taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.14	Form of deltathree, Inc. 2009 Stock Incentive Plan Restricted Stock Award Agreement (for Israeli taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.15	Letter Amendment, dated as of April 1, 2012, between deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. and LKN Communications, Inc., doing business as ACN, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2012).

10.16	Third Amendment to Loan and Security Agreements, dated as of November 13, 2012, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2012).

10.17	Amendment to Warrant Agreements, dated as of November 13, 2012, by and among deltathree, Inc. and D4 Holdings, LLC. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2012).

10.18	Warrant, dated November 13, 2012, between deltathree, Inc., and D4 Holdings, LLC. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2012).

21.1*	Subsidiaries of deltathree, Inc.

23.1*	Consent of Brightman Almagor Zohar & Co.

31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.**

101.SCH*	XBRL Taxonomy Extension Schema Document.**

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.
+	Indicates management contract or compensatory plan, contract or arrangement.
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
www.deloitte.co.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of deltathree, Inc.

We have audited the accompanying consolidated balance sheets of deltathree, Inc. ("the Company") and its subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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
March 25, 2013

DELTATHREE, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$362	$214
Restricted cash and short-term investments (Note 3) (*)	56	352
Accounts receivable, net (Note 4)	599	415
Prepaid expenses and other current assets (Note 5) (*)	193	224
Inventory	47	46
Total current assets	1,257	1,251

Property and equipment, net (Note 6)	245	335
Deposits	80	78

Total assets	$1,582	$1,664

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	1,573	1,469
Deferred revenues	494	522
Current portion of long-term loan from a related party	499	-
Other current liabilities (Note 7)	964	830
Total current liabilities	3,530	2,821

Long-term liabilities:
Severance pay obligations (Note 8)	97	112
Long-term loan from a related party, net of current portion (Note 2(w))	3,602	3,133
Total long-term liabilities	3,699	3,245
Total liabilities	7,229	6,066
Commitments and contingencies (Note 9)

Stockholders’ deficiency (Note 10):
Share capital:
Common stock, par value $0.001 per share; authorized 225,000,000 shares; issued and outstanding: 72,273,525 at December 31, 2012 and December 31, 2011, respectively.	72	72
Additional paid-in capital	177,227	176,893
Accumulated deficit	(182,946)	(181,367)
Total stockholders’ deficiency	(5,647)	(4,402)

Total liabilities and stockholders’ deficiency	$1,582	$1,664

(*) reclassified

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

	2012	2011	2010
Revenues:	$13,684	$10,535	$14,200

Costs and operating expenses:
Cost of revenues (exclusive of $96, $123 and $242 depreciation included in a separate line below, respectively)	8,812	7,288	11,220
Research and development expenses (Note 11)	1,194	1,492	1,483
Selling and marketing expenses	2,031	1,970	958
General and administrative expenses	1,411	1,213	2,322
Accrual for (recovery of) contingency	-	(53)	176
Accrual for commercial rent tax	-	300	-
Depreciation and amortization	148	180	345

Total costs and operating expenses	13,596	12,390	16,504

Income (loss) from operations	88	(1,855)	(2,304)
Interest expense, net (Note 12)	(1,656)	(1,185)	(162)
Loss before income taxes	(1,568)	(3,040)	(2,466)
Income taxes (Note 13)	11	11	29
Net loss	$(1,579)	$(3,051)	$(2,495)
Net loss per share-basic and diluted	$(0.02)	$(0.04)	$(0.03)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,273,525	72,231,942

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

($ in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at December 31, 2009	72,030,505	72		174,324	(175,821)	(1,425)
Retirement of restricted shares	(33,508)	–	*			-
Vesting of restricted shares	246,974	–	*			-
Exercise of options	-	-				-
Stock-based compensation				360		360
Loss for the year					(2,495)	(2,495)
Balance at December 31, 2010	72,243,971	72		174,684	(178,316)	(3,560)
Vesting of restricted shares	29,554	–	*
Issuance of debt containing beneficial conversion feature				1,916		1,916
Stock-based compensation				293		293
Loss for the year					(3,051)	(3,051)
Balance at December 31, 2011	72,273,525	72		176,893	(181,367)	(4,402)
Issuance of a warrant containing beneficial conversion feature				207		207
Stock-based compensation				127		127
Loss for the year					(1,579)	(1,579)
Balance at December 31, 2012	72,273,525	72		177,227	(182,946)	(5,647)

* Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(1,579)	$(3,051)	$(2,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated interest on short-term loan	288	281	-
Depreciation and amortization	148	180	345
Amortization related to convertible notes	887	768	-
Tax provision	-	(158)	(137)
Stock-based compensation	127	293	360
Capital gain, net	-	-	-
Liability for severance pay, net	(15)	(40)	2
Provision for losses on accounts receivable	(31)	-	24
Exchange rates differences on deposits, net	(2)	2	(13)
Accrual for commercial rent tax	-	300	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(153)	397	(567)
Decrease (increase) in prepaid expenses other current assets	31	(39)	3
(Increase) decrease in inventory	(1)	(21)	3
Increase (decrease) in accounts payable	104	(85)	(358)
(Decrease) increase in deferred revenues	(28)	(137)	2
Increase (decrease) in other current liabilities	134	(796)	(247)
	1,489	945	(583)
Net cash used in operating activities	(90)	(2,106)	(3,078)

Cash flows from investing activities:
Purchase of property and equipment	(58)	(117)	(89)
Release of restricted cash and short-term investments, net	296	36	201
Net cash provided by (used in) investing activities	238	(81)	112

Cash flows from financing activities:
Payment of capital leases	-	(7)	(140)
Short-term loan from a related party	-	2,100	1,900
Net cash provided by financing activities	-	2,093	1,760

Increase (decrease) in cash and cash equivalents	148	(94)	(1,206)
Cash and cash equivalents at beginning of year	214	308	1,514
Cash and cash equivalents at end of year	362	214	308

Supplemental disclosures of cash flow information:
Cash paid for:
Taxes	316	46	29
Interest on long-term loan from a related party	278	127	-
Total payments	594	173	29

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

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  The Company and its subsidiaries have entered into four loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings has agreed to provide the Company with loans in the aggregate principal amount of $4,100,000.  The initial Loan and Security Agreement was entered into on March 1, 2010, and the Company has drawn the maximum principal amount available under the initial Loan and Security Agreement.  On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings with a maximum principal amount of $1,000,000, and the Company has drawn the maximum principal amount available under the Second Loan Agreement.  In connection with the Second Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $0.1312 per share. On March 2, 2011, the Company and its subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by the Company in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the Company’s common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with the Company’s entering into the Third Loan Agreement, D4 Holdings and the Company entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and then subsequently extended by oral agreement of the parties to July 1, 2012, and subsequently orally extended again to January 2, 2014, pending the parties finalizing and entering into a formal amendment.. In connection with the Third Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.096 per share. The Company has drawn the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of the Company’s common stock. On September 12, 2011, the Company and its subsidiaries entered into the Fourth Loan and Security Agreement, or the “Fourth Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $300,000. As of December 31, 2012, the Company had received advances in the aggregate amount of $200,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

On November 13, 2012, the Company and its subsidiaries entered into the Third Amendment to Loan and Security Agreements, or the "Third Amendment", and the Amendment to Warrant Agreements, or the "Warrants Amendment", with D4 Holdings. Pursuant to the Third Amendment and the Warrants Amendment:

•	the maturity date for repayment of principal and interest under the First Loan Agreement was extended to January 2, 2014;
•	the maturity date for repayment of principal and interest under the Second Loan Agreement was extended to January 2, 2015;
•	the maturity date for repayment of principal and interest under each of the Third and Fourth Loan Agreements was extended to January 2, 2016;
•	all interest outstanding under each of the loan agreements was added to the principal amount outstanding under the respective loan agreement and the promissory notes issued pursuant to each respective loan agreement was increased by such amount; and
•	the exercise price under each of the Warrant Agreements entered into by us and D4 Holdings as of February 12, 2009, August 10, 2010, and March 2, 2011 was amended to $0.02 per share.

In connection with the extension of the maturity dates under the Third Amendment, the Company issued to D4 Holdings a Warrant, exercisable for ten years, to purchase up to 10,000,000 shares of the Company's common stock at an exercise price of $0.02 per share.

As of December 31, 2012, the Company had negative working capital equal to approximately $2.3 million as well as negative stockholders’ equity equal to approximately $5.6 million. The Company believes it is probable that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash (in addition to any further amounts it may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. The Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

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

Due to the Company’s ongoing losses and reduction in cash, the Company initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, the Company instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. As of December 31, 2012, the Company had 23 full time employees.

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

j.      Long-lived assets

The Company applies the provisions of “Accounting for the Impairment or Disposal of Long-Lived Assets” [ASC 360-10]. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  At December 31, 2012, there were no intangible assets listed on the Company’s balance sheet.

k.     Write-off of goodwill and intangible assets

The Company evaluates its long-lived tangible assets for impairment in accordance with “Accounting for the Impairment or Disposal of Long-Lived Assets,” [ASC 360-10] whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No amortizations or write-offs were recorded during 2011 or 2012.

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

p.     Stock-based compensation

The following assumptions were used for the fiscal year 2012: dividend yield of 0.00% for all periods; risk-free interest rate of 1.2%; an expected life of 3-4 years for all periods; and a volatility rate of 200%.

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

Sales to material customers representing ten percent or more of total revenues for each of the three months ended December 31, 2012 and 2011, and accounts receivable as of December 31, 2012, and December 31, 2011, were as follows:

	Revenues		Accounts Receivable
Customer	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	As of December 31, 2012	As of December 31, 2011
Reseller A	39.5%	15.6%	39.1%	-%
Reseller B	9.3%	27.8%	12.3%	19.3%
Affiliate A	11.3%	-	-	-
Service provider A	7.8%	10.0%	20.9%	34.2%

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

w.     Long-term loan from a related party

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

On November 13, 2012, we and our subsidiaries entered into the Third Amendment to Loan and Security Agreements, or the "Third Amendment", and the Amendment to Warrant Agreements, or the "Warrants Amendment", with D4 Holdings. Pursuant to the Third Amendment and the Warrants Amendment, we have regarded the restructured long-term debt to D4 Holdings under the criteria of, and have accounted for the restructured long-term debt as, a troubled debt restructuring in accordance with ASC Subtopic 470-60, “Debt - Troubled Debt Restructurings by Debtors”, which requires that the gross future cash flows of principal and interest be reflected in the balance sheet.

The following is a summary of the long-term loans and the equity components:

	December 31,
	2012	2011
	($ in thousands)
Face value of the long-term loans	$4,551	$4,281
Unamortized discount	(450)	(1,148)
Current portion of long-term loan	(499)	-
Net carrying amount of debt component	3,602	3,133

The interest expenses relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	December 31,
	2012	2011
	($ in thousands)
Contractual interest coupon	640	413
Amortization of the discount on the liability components	887	768
Total interest expense on short-term loans	1,527	1,181

Note 3 - Restricted cash and short-term investments

As of December 31, 2012 and 2011, our total restricted cash and short-term investments was approximately $56,000 and $352,000, respectively. Restricted cash represents amounts held in certificates of deposit and money market funds to support stand-by letters of credit used as security for third party vendors as well as amounts deposited as guarantees for the Subsidiary’s office in Jerusalem and for currency hedging transactions in which the Company engages.

Note 4 - Accounts receivable, net

Accounts receivable are stated net of an allowance for doubtful accounts of approximately $535,000 at December 31, 2012 and $508,000 at December 31, 2011. Accounts receivable, net includes $159,000 and $158,000 as of December 31, 2012 and December 31, 2011, respectively for related parties.

Note 5 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2012	2011
	($ in thousands)
Government of Israel (VAT refund and other)	$7	$14
Deposits with suppliers (*)	25	25
Prepaid expenses (*)	110	134
Other	51	51
Total prepaid expenses and other current assets	$193	$224

(*) reclassified

Note 6 – Property and equipment, net

	December 31,
	2012	2011
	($ in thousands)
Telecommunications equipment	$17,205	$17,205
Furniture, fixtures and other	630	630
Leasehold improvements	797	797
Capital leases	422	422
Computers, hardware and software	9,303	9,245
	28,357	28,299

Less - accumulated depreciation	(28,112)	(27,964))
Total property and equipment, net	$245	$335

Note 7 - Other current liabilities

Other current liabilities consist of the following:

	December 31,
	2012	2011
	($ in thousands)
Accrued expenses	$82	$78
Employees and related expenses	199	228
Commercial rent tax provision	300	300
Tax liabilities	383	204
Other	-	20
Total other current liabilities	$964	$830

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

Expenses relating to employee termination benefits were $107,689, $196,567 and $200,570 for the years ended December 31, 2012, 2011 and 2010, respectively.

The aggregate value of the insurance policies as of December 31, 2012 and 2011 was $697,113 and $605,933, respectively.

Note 9 - Commitments and contingencies

a.           Lease commitments

Until November 2011, the Company leased its executive offices at 224 West 35th Street, New York, N.Y.  Since such time the Company has been renting its executive offices at 26 Avenue at Port Imperial, West New York, New Jersey, and storage and equipment space at 117 Central Avenue, Hackensack, New Jersey. The Company leases each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for 2012 was $6,600.

The Subsidiary leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  On June 4, 2012, the landlord of the office and the Company’s subsidiary entered into an extension of the lease agreement, which extended the term of the lease until June 30, 2015. Pursuant to the terms of the extension, the number of square meters subject to the lease was reduced to 560 square meters, and the rent payable was reduced to $35,000 per quarter. Rent expense, net, for the Subsidiary, for 2012 was $151,500.

b.           Legal proceedings

On August 31, 2010, the U.S. Department of Homeland Security, or the DHS, seized approximately $176,000 held in the Company’s bank accounts in connection with its investigation into the activities of certain of the Company’s resellers.  In subsequent conversations with the Assistant United States Attorney for the Eastern District of New York, or the U.S. Attorney, which is assisting the DHS in the investigation, the Company was informed that the government suspects that these resellers were engaged in money laundering activities. In addition, the U.S. Attorney stated that the Company failed to file certain reports of cash payments under applicable law.  The Company is opposing this seizure, and on October 12, 2010, it filed a petition with the DHS for the return of the money.  On February 4, 2011, the Company’s petition was denied, and on February 22, 2011, the Company presented an offer of compromise. On November 1, 2011, the Company was notified by the DHS that its offer of compromise had been denied. In March 2012, the Company signed a Stipulation of Settlement with the U.S. Customs and Border Protection, or the CBP, pursuant to which, amongst other things, the Company agreed to a forfeiture of the seized funds and the CBP agreed to return and remit $52,804 to the Company following completion of the forfeiture proceedings. In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], the Company accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized, and recognized the recovery of the amount to be returned to the Company as a reversal of the loss recognized.

On July 5, 2011, the Company received a notice from the New York City Department of Finance that claimed that the Company had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that the Company had leased during that time. The notice stated that the Company is obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns. The Company engaged outside counsel, which began discussions with the Department of Finance, and contested assessment and simultaneously attempted to negotiate a significant reduction in the amounts to be paid. The Company’s appeal was rejected in July 2012 by an examiner in the Department of Finance, and the Company has subsequently engaged and begun discussions with a manager in the Department of Finance and submitted additional supporting materials. The final outcome of this assessment and the Company’s negotiations with the New York City Department of Finance cannot be determined at this time. In the event that the Company is required to pay all or most of the amounts claimed by the New York City Department of Finance this would have a material adverse effect on the Company’s financial condition and liquidity. During 2011 the Company recorded $300,000 as a provision for commercial rent tax.

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

 On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency 911 services. The order set forth two primary requirements for providers of interconnected VoIP services. The order applies to our iConnectHere and joip customers, or our “direct customers”. We do not believe that we are responsible for compliance with this order when we sell our service wholesale to companies who then offer the service to retail end-users. We cannot predict whether we would be subject to any third-party litigation in connection with such customers who resell our services or whether the rules will be interpreted as applicable to those who wholesale interconnected VoIP services.

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

Almost all of our retail customers currently receive E-911 service in conformity with the FCC’s order. Like many interconnected VoIP providers, we rely on third parties to route emergency calls originated by our customers. In certain instances and for some of our customers, the third party provider may route 911 calls to an unofficial emergency call center. Such unofficial call centers may not be able to receive appropriate call back information. To the extent that they are so able or callers provide their location information the emergency dispatchers in such call centers may not then be able to route such calls to the appropriate public safety answering point. The FCC could find that routing calls routed in this manner violates its rules, potentially subjecting us to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties. Moreover, some customers who were receiving service prior to the FCC’s deadline for compliance with the E-911 regulations may not receive such service. The FCC permitted service providers to continue to provide service to those existing customers rather than disconnect those customers. Pursuant to the FCC’s requirement, after the implementation of the FCC E-911 requirements, we provide services to our new retail customers only where we can provide the FCC required E-911 service. We may be required to stop serving those customers to whom we cannot provide the required enhanced emergency dialing capabilities that were being serviced prior to the issuance of the FCC’s rules at any time.

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

The Company paid approximately $316,000 of state and local taxes and other fees during 2012.  To the extent we increase the cost of services to its customers to recoup some of the costs of compliance; this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

As of December 31, 2012, options to purchase 4,634,500 shares of Common Stock granted under the Company’s stock incentive plans were exercisable with exercise prices ranging between $0.03 and $2.90 per share.

A summary of the status of the Company’s stock incentive plans as of December 31, 2010, 2011 and 2012 and changes during the years then-ended, is presented below:

	December 31, 2010		December 31, 2011		December 31, 2012
	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price
Options outstanding at beginning of year	5,893,000	$0.70	7,530,333	$0.32	8,869,500	$0.21
Granted during the year	2,995,000	0.25	4,680,000	0.04	2,570,000	0.03
Exercised during the year	-	-	-		-
Forfeited during the year	1,357,667	0.34	3,340,833	1.33	105,000	0.03
Outstanding at end of year	7,530,333	$0.32	8,869,500	$0.21	11,334,500	$0.17

Weighted average fair value of options granted during the year	$0.25		$0.04		$0.03

   Additional information regarding options outstanding as of December 31, 2012, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price

$0.02	500,000	9.8	0.02	-	-
$0.03	5,620,000	9.1	0.03	887,500	0.03
$0.09	50,000	8.6	0.09	12,500	0.09
$0.11 – 0.14	500,000	6.0	0.14	425,000	0.14
$0.15	540,000	5.3	0.15	540,000	0.15
$0.16	50,000	8.8	0.16	25,000	0.16
$0.18 – 0.22	600,000	7.8	0.20	375,000	0.20
$0.27	1,340,000	7.8	0.27	670,000	0.27
$0.32 – 0.386	350,000	2.8	0.376	337,500	0.376
$0.41	1,690,000	6.8	0.41	860,000	0.41
$2.85 – 3.20	94,500	0.3	2.90	94,500	2.90
	11,334,500		0.17	4,634,500	0.29

c. Restricted shares of the Company’s Common Stock

During the year ended December 31, 2012, the Company did not grant restricted shares of the Company’s common stock or restricted units to purchase shares of the Company’s common stock.

Note 11 - Research and development expenses

Research and development expenses consist of the following:

	Year ended December 31,
	($ in thousands)
	2012	2011	2010
Salaries and related expenses	$844	$1,177	$1,147
Consulting and advisory fees	13	66	40
Travel	2	5	8
Other	335	244	288
Total research and development expenses	$1,194	$1,492	$1,483

Note 12 – Interest expense, net

Interest expense consists of the following:

	Year ended December 31,
	($ in thousands)
	2012	2011	2010
Discount of convertible notes	$887	$768	$-
Interest paid and accrued on loan from related party	640	413	124
Bank charges	31	39	48
Foreign exchange differences	98	(35)	(10)
Total interest expense	$1,656	$1,185	$162

Note 13 - Income taxes

a.   Provision for income taxes

No provision for income taxes was required for the years ended December 31, 2012, 2011 and 2010 due to net losses in these periods.

b. Net operating losses

As of December 31, 2012, the Company had net operating losses generated in the U.S. and Israel of approximately $21.9 million and $4.5 million, respectively.

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

c. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	December 31,
	2012	2011
	($ in thousands)
Net operating losses carryforwards	$8,790	$8,590
Less valuation allowance	(8,790)	(8,590)
Net deferred tax assets	$-	$-

A valuation allowance of $8.8 million and $8.6 million is provided as of December 31, 2012 and 2011, respectively, as the realization of the deferred tax assets are not assured.

	Year ended December 31,
	2012	2011	2010
	(US$ in thousands)
Domestic	$(1,727)	$(3,301)	$(2,746)
Foreign	148	250	251
Total	$(1,579)	$(3,051)	$(2,495)

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

	Year ended December 31,
	2012	2011	2010
		($ in thousands)
Revenues:
United States	$3,163	$1,834	$3,942
Europe	997	140	3,413
South America	788	1,448	1,641
Far East	1,592	1,772	1,401
Middle East	6,710	5,127	3,198
Other	434	214	605
Total revenues	$13,684	$10,535	$14,200

Revenues from major customers exceeding 10% of revenues:
Master Reseller A	39.5%	15.6%	48.3%
Master Reseller B	9.3%	27.8%	13.1%
Affiliate A	11.3%	-	-
Service Provider Customer A	5.5%	10.0%	6.7%

	December 31,
	2012	2011
	($ in thousands)
Long-lived assets:
United States	205	274
Israel	19	23
Australia	21	38
Total long-lived assets	245	335

Note 15 – Related Party Transaction

The following tables below summarize our related party transactions, in thousands of dollars:

	2012	2011
Revenues generated from a related party	$331	$233

Fees and service expenses	982	651
Interest expenses	640	412
Amortization related to convertible notes	887	768

	As of December 31,
	2012	2011
Accounts receivable	$159	$158

Accounts payable	812	575
Current portion of long-term loan from a related party	499	-
Long-term loan from a related party, net of current portion	3,602	3,133

Related parties involved in these transactions:

•	D4 Holdings, LLC.
•	Affiliates of D4 Holdings, LLC.

Selected Quarterly Financial Information (Unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2012
Total revenues	$2,847	$3,404	$3,522	$3,911
Costs and operating expenses:
Cost of revenues	1,737	2,090	2,359	2,626
Research and development expenses	305	295	274	320
Selling and marketing expenses	502	551	467	510
General and administrative expenses	351	325	366	369
Depreciation and amortization	35	35	39	40
Total costs and operating expenses	2,930	3,296	3,505	3,865
(Loss) income from operations	(83)	108	17	46
Interest expense, net	(459)	(457)	(416)	(324)
(Loss) income before income taxes	(542)	(349)	(399)	(278)
Income taxes	-	4	2	5
Net loss	$(542)	$(353)	$(401)	$(283)
Net (loss) income per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,273,525	72,273,525	72,273,525

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2011
Total revenues	$3,784	$2,206	$2,215	$2,330
Costs and operating expenses:
Cost of revenues	2,794	1,561	1,524	1,409
Research and development expenses	433	459	366	234
Selling and marketing expenses	538	584	424	424
General and administrative (income) expenses	(260)	628	407	438
(Recovery of) contingency	-	-	-	(53)
Accrual for commercial rent tax	-	300	-	-
Depreciation and amortization	60	45	36	39
Total costs and operating expenses	3,565	3,577	2,757	2,491
Income (loss) from operations	219	(1,371)	(542)	(161)
Interest expense, net	(185)	(247)	(329)	(424)
Income (loss) before income taxes	34	(1,618)	(871)	(585)
Income taxes	6	2	1	2
Net income (loss)	$28	$(1,620)	$(872)	$(587)
Net income (loss) per share - basic and diluted	$0.00	$(0.02)	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,273,525	72,273,525	72,273,525

