Form 10-Q
period 2013-03-31
DELTATHREE INC
filed 2013-05-14
CIK 1086740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 10, 2013, the registrant had outstanding 72,273,525 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

DELTATHREE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in thousands)

	As of March 31, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$168	$362
Restricted cash and short-term investments (reclassified)	56	56
Accounts receivable, net	683	599
Prepaid expenses and other current assets (reclassified)	124	193
Inventory	47	47

Total current assets	1,078	1,257

Property and equipment, net	264	245
Deposits	82	80

Total assets	$1,424	$1,582

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	1,154	1,573
Deferred revenues	406	494
Current maturities of long-term loan from a related party	1,649	499
Other current liabilities	1,056	964

Total current liabilities	4,265	3,530

Long-term liabilities:
Severance pay obligations	95	97
Other long-term liabilities	413	-
Long-term loan from a related party, net of current maturities	2,627	3,602
Total long-term liabilities	3,135	3,699

Total liabilities	7,400	7,229

Stockholders’ deficiency:
Share capital:
Common stock, par value $0.001 per share; authorized: 225,000,000 shares; issued and outstanding: 72,273,525 at March 31, 2013, and December 31, 2012	72	72
Additional paid-in capital	177,254	177,227
Accumulated deficit	(183,302)	(182,946)

Total stockholders’ deficiency	(5,976)	(5,647)

Total liabilities and stockholders’ deficiency	$1,424	$1,582

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Revenues	$3,730	$2,847

Costs and operating expenses:
Cost of revenues	2,793	1,737
Research and development expenses	293	305
Selling and marketing expenses	393	502
General and administrative expenses	351	351
Depreciation and amortization	38	35
Total costs and operating expenses	3,868	2,930

Loss from operations	(138)	(83)

Interest expense, net	(207)	(459)
Loss before income taxes	(345)	(542)
Income taxes	11	-
Net loss	$(356)	$(542)

Net loss per share – basic and diluted	$(0.00)	$(0.01)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,273,525

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss for the period	$(356)	$(542)
Adjustments to reconcile loss for the period to net cash (used in) provided by operating activities:
Accumulated interest on long-term loan	138	132
Depreciation and amortization	38	35
Amortization related to convertible notes	37	261
Stock-based compensation	27	9
Provision for losses on accounts receivable	-	-
(Decrease) increase in liability for severance pay, net	(2)	1
Exchange rates differences on deposits, net	(2)	(2)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(84)	(124)
Decrease (increase) in prepaid expenses and other current assets	69	(56)
Increase in inventory	-	(7)
Increase (decrease) in accounts payable	(6)	170
(Decrease) increase in deferred revenues	(88)	164
Increase in other current liabilities	92	10
	219	593
Net cash (used in) provided by operating activities	(137)	51

Cash flows from investing activities:
Purchase of property and equipment	(57)	(1)
Release of restricted cash and short-term investment, net	-	185
Net cash (used in) provided by investing activities	(57)	184

Cash flows from financing activities:
Payment of capital leases	-	-
Short-term loan from a related party	-	-
Net cash provided by financing activities	-	-

(Decrease) increase in cash and cash equivalents	(194)	235
Cash and cash equivalents at beginning of period	362	214
Cash and cash equivalents at end of period	$168	$449

5

	Three Months Ended March 31,
	2013	2012
Supplemental schedule of cash flow information:
Cash paid for:
Interest on Long-term loan from a related party	-	-
Taxes	31	84
Total	$31	$84

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on March 25, 2013.

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  The Company and its subsidiaries have entered into four loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings has agreed to provide the Company with loans in the aggregate principal amount of $4,100,000.   On March 1, 2010, the Company and its subsidiaries entered into a Loan and Security Agreement, or the “First Loan Agreement”, with D4 Holdings pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries a line of credit in a principal amount of $1,200,000.   On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,000,000. In connection with the Second Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 4,000,000 shares of its common stock at an exercise price of $0.1312 per share. The Company has drawn down all amounts available to be borrowed under the two lines of credit.

On March 2, 2011, the Company and its subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by the Company in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the Company's common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with our entering into the Third Loan Agreement, D4 Holdings and the Company entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and subsequently extended by oral agreement of the parties to July 1, 2012, and then subsequently orally extended again to January 2, 2014, pending the parties finalizing and entering into a formal amendment. In connection with the Third Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 1,000,000 shares of its common stock at an exercise price of $0.096 per share. The Company has drawn down the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of our common stock.

On September 12, 2011, the Company and its subsidiaries entered into the Fourth Loan and Security Agreement, or the “Fourth Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $300,000. To date the Company has received advances in the aggregate amount of $200,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

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

In connection with the extension of the maturity dates under the Third Amendment, the Company issued to D4 Holdings a Warrant, exercisable for ten years, to purchase up to 10,000,000 shares of its common stock at an exercise price of $0.02 per share.

As of March 31, 2013, the Company had negative working capital equal to approximately $3.2 million as well as negative stockholders’ equity equal to approximately $6.0 million. The Company believes it is probable that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash (in addition to any further amounts it may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. The Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

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

In addition, unless the Company is able to increase revenues and generate additional cash flows, based on currently projected cash flows the Company believes that it may be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due, and beginning January 2013 the Company suspended making scheduled interest payments with the oral consent of D4 Holdings. In the event the Company is unable to resume making interest payments and to pay the outstanding principal when due, if D4 Holdings is not willing to waive compliance or otherwise modify the Company’s obligations such that the Company is able to avoid defaulting on such obligations, D4 Holdings could accelerate the maturity of the Company’s debts due to it. Further, because D4 Holdings has a lien on all of the Company’s assets to secure the Company’s obligations under the loan agreements, D4 Holdings could take actions under the loan agreements and seek to take possession of or sell the Company’s assets to satisfy the Company’s obligations thereunder. Any of these actions would likely have an immediate material adverse effect on the Company’s business, financial condition or results of operations.

Due to the Company’s ongoing losses and reduction in cash, the Company initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, the Company instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. As of March 31, 2013, the Company had 22 full time employees.

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

Sales to material customers for each of the three months ended March 31, 2013 and 2012, and accounts receivable as of March 31, 2013, and December 31, 2012, were as follows:

	Revenues		Accounts Receivable
	Three Months Ended March 31,		As of
Customer	2013	2012	March 31, 2013	December 31, 2012
Reseller A	61%	24%	47%	23%
Reseller B	5%	14%	13%	7%
Affiliate A	3%	12%	-	-
Affiliate B	6%	11%	-	-
Service Provider A	4%	8%	17%	29%

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

2.           Commitments and Contingencies

Lease Commitments

The Company leases its executive offices at 26 Avenue at Port Imperial, West New York, New Jersey, and storage and equipment space at 8301 River Road, North Bergen New Jersey.  The Company leases each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for the three months ended March 31, 2013, was $1,800.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company (the "Subsidiary"), leases an office that houses the Company’s research and development facilities in Jerusalem, Israel. The term of the lease is until June 30, 2015. Rent expense, net for the Subsidiary for the three months ended March 31, 2013, was $35,000.

Legal Proceedings

On July 5, 2011, the Company received a notice from the New York City Department of Finance, or the Department of Finance, which claimed that the Company had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that the Company had leased during that time. The notice stated that the Company is obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns.  The Company engaged outside counsel, which began discussions with the Department of Finance, and contested the assessment and simultaneously attempted to negotiate a significant reduction in the amounts to be paid.  The Company’s appeal was rejected in July 2012 by an examiner in the Department of Finance, and the Company has subsequently engaged and begun discussions with a manager in the Department of Finance and submitted additional supporting materials. The final outcome of this assessment and the Company's negotiations with the Department of Finance cannot be determined at this time. In the event that the Company is required to pay all or most of the amounts claimed by the Department of Finance this would have a material adverse effect on the Company’s financial condition. During 2011 the Company recorded $300,000 as a provision for commercial rent tax.

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

The Company paid approximately $31,000 of state and local taxes and other fees during the three months ended March 31, 2013. To the extent the Company increases the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

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

3.            Warrants and Convertible Note

We accounted for the Second Loan Agreement and the Third Loan Agreement in accordance with "Debt with Conversion and Other Options" [ASC 470-20-25]. We accounted for the Second Loan Agreement as a debt instrument with stock warrants. Under ASC 470-20-25, issuers of certain debt instruments with stock warrants are required to separately account for the liability components and the equity components based on the relative fair value of the debt instrument without the warrants and of the warrants themselves at the time of issuance, which the Company did.

We accounted for the Third Loan Agreement as a convertible debt instrument with stock warrants and a beneficial conversion features. As required under ASC 470-20-25, the Company separated the debt instruments and the warrants based on their relative fair value for the liability components and for the equity components. The Company concluded that the liability component includes beneficial conversion features. Under ASC 470-20-25, issuers of certain debt instruments with beneficial conversion features need to allocate to an equity component an amount based on the amount that the feature is in-the-money at the commitment date, which the Company did.

Pursuant to the Third Amendment and the Warrants Amendment, the Company considered the restructured long-term debt to D4 Holdings under the criteria of, and accounted for the restructured long-term debt as, a troubled debt restructuring in accordance with ASC Subtopic 470-60, “Debt-Troubled Debt Restructurings by Debtors”, which requires that the gross future cash flows of principal and interest be reflected in the balance sheet.

The following is a summary of the long-term loans and equity components:

	As of
	March 31, 2013	December 31, 2012
	($ in thousands)
Face value of the long-term loans	$4,689	$4,551
Unamortized discount	(413)	(450)
Current portion of long-term loans	(1,649)	(499)
Net carrying amount of debt component	2,627	3,602

The interest expenses relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	As of March 31,
	2013	2012
	($ in thousands)
Contractual interest coupon	138	132
Amortization of the discount on the liability components	37	261
Total interest expense on short-term loans	175	393

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A,  should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

For a more complete list and description of such risks and uncertainties, as well as other risks, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 25, 2013.  Except as required under the federal securities laws and the rules and regulations promulgated thereunder, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the filing of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of March 31, 2013, was equal to approximately $774,000). In addition, beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

In July 2012 we began making the $15,000 monthly payment of unpaid commissions, however due to our financial condition we temporarily suspended making the monthly payments of the unpaid commissions and the current commissions in April 2013 with the oral consent of ACN and ACN Europe. We hope to resume making such payments again in the near future, however there is no assurance that we will be able to do so or that until such time ACN and ACN Europe will continue to consent to our not making any such required payments and not exercise any rights they may have under our respective agreements with them or under applicable law.

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

As of March 31, 2013, we had negative working capital equal to approximately $3.2 million as well as negative stockholders’ equity equal to approximately $6.0 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

In addition, unless we are able to increase revenues and generate additional cash flows, based on currently projected cash flows we believe that we may be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due, and beginning January 2013 we suspended making scheduled interest payments with the oral consent of D4 Holdings. In the event we are unable to resume making interest payments and to pay the outstanding principal when due, if D4 Holdings is not willing to waive compliance or otherwise modify our obligations such that we are able to avoid defaulting on such obligations, D4 Holdings could accelerate the maturity of our debts due to it. Further, because D4 Holdings has a lien on all of our assets to secure our obligations under the loan agreements, D4 Holdings could take actions under the loan agreements and seek to take possession of or sell our assets to satisfy our obligations thereunder. Any of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. As of March 31, 2013, we had 22 full time employees.

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

Risk Factors: For a discussion of the impact of market risks, financial risks and other risks and uncertainties that we face, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 25, 2013.

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. Revenue is recognized from these products and services as follows:

•	postpaid minutes: revenue from the sale of minutes on a postpaid basis (primarily sold to our wholesale resellers) is recognized at the time such minutes are used;
•	prepaid minutes: prepayments for communications services and the sale of minutes are deferred and recognized as revenue at the time communications services are provided and at the time the minutes are utilized , service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on terms and condition of agreements and historical data, whether such balances are likely to be utilized. If we determine that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and other revenue is recognized. The outstanding prepaid balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our estimated liability;
•	monthly recurring charges: revenue from fees such as set monthly recurring charges based on the level of service or calling plans that the subscriber subscribes for is recognized as the applicable service is provided; and

•	other revenues: these revenues include, but are not limited to, prepaid balances with no services fees or expiration dates that are unlikely to be utilized.

The following sets forth our revenues per segment for the three month ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Segment
Reseller	$2,690	$1,458
Direct-to-consumer	663	1,031
Service provider	271	296
Other	106	62
Total Revenues	$3,730	$2,847

The provision of video and voice-over-IP products and services through our reseller, direct-to-consumer and service provider channels accounted for approximately 72% and 51%, 18% and 36%, and 7% and 10%, respectively of our total revenues for the three months ended March 31, 2013 and 2012.

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

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to March 31, 2013.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of March 31, 2013, we had net operating losses, or NOLs, generated in the U.S. of approximately $22.3 million and Delta Three Israel Ltd., our wholly-owned subsidiary, had NOLs of approximately $4.5 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009.  The NOLs began to expire in 2011 and will continue to expire at various dates until 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

Results of Operations - Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

Revenues

Revenues increased by approximately $0.9 million, or 32%, to approximately $3.7 million for the three months ended March 31, 2013, from approximately $2.8 million for the three months ended March 31, 2012. During this period the number of minutes carried by our network decreased by approximately 4% from approximately 83 million minutes during the three months ended March 31, 2012, to approximately 80 million minutes for the corresponding period in 2013. This was caused, in large part, by a decrease of approximately 16 million minutes utilized by our second-largest reseller during the three months ended March 31, 2013, compared to the number of minutes utilized by such reseller during the corresponding period in 2012. This decrease was partially offset by an increase of 17 million minutes utilized by our largest reseller for which we terminated a large number of calls to higher-rate destinations during this period. In addition, although we experienced an increase in the revenues generated by our reseller division, the overall gross margin decreased due to a decrease in revenue in our direct-to-consumer division, as the gross margins from such division are significantly higher than the gross margins generated by our reseller division.

Revenues generated by our reseller division increased by approximately $1.2 million, or 80%, to approximately $2.7 million for the three months ended March 31, 2013, from approximately $1.5 million for the three months ended March 31, 2012. Our two largest resellers accounted for approximately $2.5 million, or approximately 91%, of the revenue generated from our reseller division for the three months ended March 31, 2013, which represented approximately 66% of our total revenue for such period.  By comparison, for the three months ended March 31, 2012, our two largest resellers accounted for approximately 75% of the revenue generated from our reseller division, or approximately 38% of our total revenue during such period.

Revenues generated by our service provider division decreased by approximately $25,000, or 8%, from approximately $296,000 for the three months ended March 31, 2012, to approximately $271,000 for the three months ended March 31, 2013. This decrease was primarily due to a one-time set-up fee we received from a service provider during the three months ended March 31, 2012.

Sales to direct consumers decreased by approximately $368,000, or 36%, to approximately $663,000 for the three months ended March 31, 2013, from approximately $1,031,000 for the three months ended March 31, 2012. Revenues generated through our iConnectHere offering declined by approximately $59,000 from approximately $177,000 for the three months ended March 31, 2012, to approximately $118,000 for the three months ended March 31, 2013. In addition, the revenues generated by our joip Mobile offering decreased from $844,000 for the three months ended March 31, 2012, to approximately $515,000 for the three months ended March 31, 2013.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $1.1 million, or 65%, from approximately $1.7 million for the three months ended March 31, 2012, to approximately $2.8 million for the three months ended March 31, 2013. Our network rent cost increased slightly by approximately $13,000 from approximately $252,000 for the three months ended March 31, 2012, to approximately $265,000 for the three months ended March 31, 2013. Our termination cost increased by approximately $1.0 million, or 71%, from approximately $1.4 million for the three months ended March 31, 2012, to approximately $2.4 million for the three months ended March 31, 2013. The increase in termination cost was primarily caused by our largest reseller, which generated approximately $2.0 million of total termination costs for the three months ended March 31, 2013, partially offset by a decline in the total termination costs of our second-largest reseller of approximately $177,000 during this period. In addition, during this period our largest reseller utilized minutes through our network that were more expensive for us to purchase than the minutes that were utilized by our second-largest reseller during this period.

Research and development expenses. Research and development expenses decreased by approximately $12,000, or 4%, from approximately $305,000 for the three months ended March 31, 2012, to approximately $293,000 for the three months ended March 31, 2013. As a percentage of revenues, research and development expenses for the three months ended March 31, 2013, was approximately 8% compared to approximately 11% for the three months ended March 31, 2012.

Selling and marketing expenses. Selling and marketing expenses decreased by approximately $109,000, or 22%, to approximately $393,000 for the three months ended March 31, 2013, from approximately $502,000 for the three months ended March 31, 2012. The main reason for the decrease was a decline in commissions recorded for ACN, ACN Europe and Momentis. As a percentage of revenues, selling and marketing expenses decreased to approximately 11% for the three months ended March 31, 2013, from approximately 18% for the three months ended March 31, 2012.

General and administrative expenses. General and administrative expenses remained constant at approximately $351,000 for the three months ended March 31, 2013 and 2012. As a percentage of revenues, general and administrative expenses for the three months ended March 31, 2013 was approximately 9% compared to approximately 12% for the three months ended March 31, 2012.

Depreciation and amortization.   Depreciation and amortization increased by approximately $3,000, or 9%, from approximately $35,000 for the three months ended March 31, 2012, to approximately $38,000 for the three months ended March 31, 2013. This was caused by an acquisition of fixed assets during this period.

Loss from Operations

For the three months ended March 31, 2013, we recorded loss from operations of approximately $138,000 compared to a loss from operations of approximately $83,000 for the three months ended March 31, 2012, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $207,000 for the three months ended March 31, 2013, compared to approximately $459,000 for the three months ended March 31, 2012. Interest expense consisted of interest recorded under our loan agreements with D4 Holdings of approximately $139,000, and $37,000 which we recorded as the aggregate amount for both the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement.

Income Taxes, Net

We recorded net income tax expenses of $11,000 for the three months ended March 31, 2013.

Net Loss

For the three months ended March 31, 2013, we recorded a net loss of approximately $356,000 compared to a net loss of approximately $542,000 for the three months ended March 31, 2012, due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our losses from operations. For the three months ended March 31, 2013, we recorded net loss from operations of approximately $356,000 compared to a net loss from operations of approximately $542,000 for the three months ended March 31, 2012. To date, we have an accumulated deficit of approximately $183.3 million.

As of March 31, 2013, we had cash and cash equivalents of approximately $168,000 and restricted cash and short-term investments of approximately $56,000, or a total of cash, cash equivalents and restricted cash of $224,000, a decrease of approximately $194,000 from December 31, 2012. The decrease in cash and cash equivalents (excluding the restricted cash and short-term investments) was primarily caused by net cash used in operating activities of approximately $137,000 during the three months ended March 31, 2013, and by net cash used in investing activity of approximately $57,000 during the three months ended March 31, 2013.

Cash used in or provided by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $137,000 and positive cash flow from operating activities of approximately $51,000 during the three months ended March 31, 2013 and 2012, respectively. The decrease in our cash generated from operating activities was primarily due to a decrease in amortization of $37,000 related to convertible notes and a decrease in deferred revenues of $88,000, offset by an increase in accounts receivables of $84,000.

Net cash used in or provided by investing activities is generally driven by our capital expenditures and changes in our short and long-term investments. For the three months ended March 31, 2013, we expensed $57,000 for purchases of new equipment, compared to $1,000 for the three months ended March 31, 2012.  In addition, during the three months ended March 31, 2012, restricted cash in the amount of $185,000 that had been held by as third party was released to us.

Net cash used in or provided by financing activities is generally driven by drawing down amounts available under lines of credit available to us, issuing shares of our capital stock and receiving cash that we had previously pledged or otherwise deposited as security for our lenders and creditors. For each of the three months ended March 31, 2013 and 2012, we did not draw down any amounts under our loan agreements with D4 Holdings.

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

There were no options exercised by our employees or directors during the nine months ended March 31, 2013. We did not record any expenses for capital leases during the three months ended March 31, 2012.

On July 5, 2011, we received a notice from the New York City Department of Finance that claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that we had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns. We engaged outside counsel, which began discussions with the Department of Finance, and contested the assessment and simultaneously attempted to negotiate a significant reduction in the amounts to be paid.  Our appeal was rejected in July 2012 by an examiner in the Department of Finance, and we have subsequently engaged and begun discussions with a manager in the Department of Finance and submitted additional supporting materials. The final outcome of this assessment and our negotiations with the Department of Finance cannot be determined at this time. In the event that we are required to pay all or most of the amounts claimed by the Department of Finance this would have a material adverse effect on our financial condition and liquidity. During 2011 we recorded $300,000 as a provision for commercial rent tax.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of March 31, 2013, was equal to approximately $774,000). In addition, beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

In July 2012 we began making the $15,000 monthly payment of unpaid commissions, however due to our financial condition we temporarily suspended making the monthly payments of the unpaid commissions and the current commissions in April 2013 with the oral consent of ACN and ACN Europe. We hope to resume making such payments again in the near future, however there is no assurance that we will be able to do so or that until such time ACN and ACN Europe will continue to consent to our not making any such required payments and not exercise any rights they may have under our respective agreements with them or under applicable law.

As of March 31, 2013, we had negative working capital equal to approximately $3.2 million as well as negative stockholders’ equity equal to approximately $6.0 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

Due to the limited availability of additional loan advances under the Fourth Loan Agreement, we believe that, unless we are able to increase revenues and generate additional cash, our current cash and cash equivalents will not satisfy our current projected cash requirements beyond the foreseeable future. As a result, there is substantial doubt about our ability to continue as a going concern.

In addition, unless we are able to increase revenues and generate additional cash, based on currently projected cash flows we believe that we may be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due, and beginning January 2013 we suspended making scheduled interest payments. In the event we are unable to resume making interest payments and to pay the outstanding principal when due, if D4 Holdings is not willing to waive compliance or otherwise modify our obligations such that we are able to avoid defaulting on such obligations, D4 Holdings could accelerate the maturity of our debts due to it. Further, because D4 Holdings has a lien on all of our assets to secure our obligations under the loan agreements, D4 Holdings could take actions under the loan agreements and seek to take possession of or sell our assets to satisfy our obligations thereunder. Any of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut our operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased our non-material expenses as well as payments to be made to vendors and other third parties. As of March 31, 2013, we had 22 full time employees.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of March 31, 2013, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

There have been no material changes to our Legal Proceedings as described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 25, 2013.

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

DELTATHREE, INC.

Date: May 14, 2013	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Chief Executive Officer, President, Senior Vice President of Operations and Technology and Secretary (Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Yochai Ozeri
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

