Form 10-Q
period 2013-06-30
DELTATHREE INC
filed 2013-08-08
CIK 1086740

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 6, 2013, the registrant had outstanding 72,273,525 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTATHREE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in thousands)

	As of June 30, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$204	$362
Restricted cash and short-term investments	46	56
Accounts receivable, net	580	599
Prepaid expenses and other current assets	158	193
Inventory	37	47

Total current assets	1,025	1,257

Property and equipment, net	227	245
Deposits	83	80

Total assets	$1,335	$1,582

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	1,398	1,573
Deferred revenues	322	494
Current maturities of long-term loan from a related party	1,935	499
Other current liabilities	1,044	964

Total current liabilities	4,699	3,530

Long-term liabilities:
Severance pay obligations	97	97
Other long-term liabilities	383	-
Long-term loan from a related party, net of current maturities	2,518	3,602
Total long-term liabilities	2,998	3,699

Total liabilities	7,697	7,229

Stockholders’ deficiency:
Share capital:
Common stock, par value $0.001 per share; authorized: 225,000,000 shares; issued and outstanding: 72,273,525 at June 30, 2013, and December 31, 2012	72	72
Additional paid-in capital	177,282	177,227
Accumulated deficit	(183,716)	(182,946)

Total stockholders’ deficiency	(6,362)	(5,647)

Total liabilities and stockholders’ deficiency	$1,335	$1,582

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$4,216	$3,404	$7,946	$6,251

Costs and operating expenses:
Cost of revenues	3,425	2,090	6,218	3,827
Research and development expenses	295	295	588	600
Selling and marketing expenses	319	551	712	1,053
General and administrative expenses	350	325	701	676
Depreciation and amortization	37	35	76	70
Total costs and operating expenses	4,426	3,296	8,294	6,226

Income (loss) from operations	(210)	108	(348)	25

Interest expense, net	(198)	(457)	(405)	(916)
Loss before income taxes	(408)	(349)	(753)	(891)
Income taxes	6	4	17	4
Net loss	$(414)	$(353)	$(770)	$(895)

Net loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,273,525	72,273,525	72,273,525

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss for the period	$(770)	$(895)
Adjustments to reconcile loss for the period to net cash (used in) provided by operating activities:
Accumulated interest on long-term loan	272	268
Depreciation and amortization	76	70
Amortization related to convertible notes	80	521
Stock-based compensation	55	49
Decrease in liability for severance pay, net	-	(7)
Exchange rates differences on deposits, net	(3)	1

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	19	(235)
Decrease in prepaid expenses and other current assets	35	21
Decrease (increase) in inventory	10	(11)
Increase in accounts payable	208	380
Increase (decrease) in deferred revenues	(172)	249
Increase in other current liabilities	80	49
	660	1,355
Net cash (used in) provided by operating activities	(110)	460

Cash flows from investing activities:
Purchase of property and equipment	(58)	(1)
Release of (deposit of) restricted cash and short-term investment, net	10	(187)
Net cash used in investing activities	(48)	(188)

Increase (decrease) in cash and cash equivalents	(158)	272
Cash and cash equivalents at beginning of period	362	214
Cash and cash equivalents at end of period	$204	$486

	Six Months Ended June 30,
	2013	2012
Supplemental schedule of cash flow information:

Cash paid for:
Taxes	36	162
Total	$36	$162

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on March 25, 2013, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 14, 2013, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2012 fiscal year and through the date of this Report.

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

As of June 30, 2013, the Company had negative working capital equal to approximately $3.7 million as well as negative stockholders’ equity equal to approximately $6.4 million. The Company believes it is probable that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash (in addition to any further amounts it may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. The Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

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

Due to the Company’s ongoing losses and reduction in cash, the Company initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, the Company instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. As of June 30, 2013, the Company had 22 full time employees.

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

Gross revenues from sales to material customers for each of the three months ended June 30, 2013 and 2012, and accounts receivables as of June 30, 2013, and December 31, 2012, were as follows:

	Revenues		Accounts Receivable
	Three Months Ended June 30,		As of
Customer	2013	2012	June 30, 2013	December 31, 2012
Reseller A	68%	34%	45%	39%
Reseller B	5%	9%	11%	13%
Affiliate A	2%	16%	-	-
Affiliate B	4%	8%	-	-
Service Provider A	4%	5%	21%	20%

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

Lease Commitments

The Company leases its executive offices at 26 Avenue at Port Imperial, West New York, New Jersey, and storage and equipment space at 8301 River Road, North Bergen New Jersey.  The Company leases each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for the three months ended June 30, 2013, was $1,800.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company (the "Subsidiary"), leases an office that houses the Company’s research and development facilities in Jerusalem, Israel. The term of the lease is until June 30, 2015. Rent expense, net for the Subsidiary for the three months ended June 30, 2013, was $35,000.

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

The Company paid approximately $36,000 of state and local taxes and other fees during the three months ended June 30, 2013. To the extent the Company increases the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

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

The following is a summary of the long-term loans and equity components:

	As of,
	June 30, 2013	December 31, 2012
	($ in thousands)
Face value of the long-term loans	$4,551	$4,551
Unpaid accrued interest	272	-
Unamortized discount	(370)	(450)
Current portion of long-term loans	(1,935)	(499)
Net carrying amount of debt component	2,518	3,602

The interest expenses relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	For the six months ended June 30,
	2013	2012
	($ in thousands)
Contractual interest coupon	272	268
Amortization of the discount on the liability components	80	521
Total interest expense on short-term loans	352	789

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of June 30, 2013, was equal to approximately $877,000). In addition, beginning July 15, 2012, we were required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

In July 2012 we began making the $15,000 monthly payment of unpaid commissions, however due to our financial condition we temporarily suspended making the monthly payments of the unpaid commissions and the current commissions in April 2013 with the oral consent of ACN and ACN Europe. We do not know when we will resume making such payments again, and there is no assurance that we will be able to do so in the near future (if at all) or that until such time ACN and ACN Europe will continue to consent to our not making any such required payments and not exercise any rights they may have under our respective agreements with them or under applicable law.

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

As of June 30, 2013, we had negative working capital equal to approximately $3.7 million as well as negative stockholders’ equity equal to approximately $6.4 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. Revenue is recognized from these products and services as follows:

•	postpaid minutes: revenue from the sale of minutes on a postpaid basis (primarily sold to our wholesale resellers) is recognized at the time such minutes are used;
•	prepaid minutes: prepayments for communications services and the sale of minutes are deferred and recognized as revenue at the time communications services are provided and at the time the minutes are utilized , service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on terms and condition of agreements and historical data, whether such balances are likely to be utilized. If we determine that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and other revenue is recognized. The outstanding prepaid balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our estimated liability;
•	monthly recurring charges: revenue from fees such as set monthly recurring charges based on the level of service or calling plans that the subscriber subscribes for is recognized as the applicable service is provided; and
•	other revenues: these revenues include, but are not limited to, prepaid balances with no services fees or expiration dates that are unlikely to be utilized.

The following sets forth our revenues per segment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Reseller	$3,349	$1,826	$6,040	$3,284
Direct-to-consumer	539	1,203	1,201	2,234
Service provider	261	282	532	578
Other	67	93	173	155
Total	$4,216	$3,404	$7,946	$6,251

The provision of video and voice-over-IP products and services through our reseller, direct-to-consumer and service provider channels accounted for approximately 79.4% and 12.8%, 6.2% and 53.6%, and 35.3% and 8.3%, respectively of our total revenues for the three months ended June 30, 2013 and 2012.

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

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to June 30, 2013.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of June 30, 2013, we had net operating losses, or NOLs, generated in the U.S. of approximately $22.6 million and Delta Three Israel Ltd., our wholly-owned subsidiary, had NOLs of approximately $4.5 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009.  The NOLs began to expire in 2011 and will continue to expire at various dates until 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

Results of Operations - Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

Revenues

Revenues increased by approximately $0.8 million, or 23%, to approximately $4.2 million for the three months ended June 30, 2013, from approximately $3.4 million for the three months ended June 30, 2012. During this period the number of minutes carried by our network decreased by approximately 12% from approximately 84 million minutes during the three months ended June 30, 2012, to approximately 74 million minutes for the corresponding period in 2013. This was caused, in large part, by a decrease of approximately 15 million minutes utilized by our second-largest reseller during the three months ended June 30, 2013, compared to the number of minutes utilized by such reseller during the corresponding period in 2012. This decrease was partially offset by an increase of 16 million minutes utilized by our largest reseller for which we terminated a large number of calls to higher-rate destinations during this period. In addition, although we experienced an increase in the revenues generated by our reseller division, the overall gross margin decreased due to a decrease in revenue in our direct-to-consumer division, as the gross margins from such division are significantly higher than the gross margins generated by our reseller division.

Revenues generated by our reseller division increased by approximately $1.5 million, or 83%, to approximately $3.3 million for the three months ended June 30, 2013, from approximately $1.8 million for the three months ended June 30, 2012. Our two largest resellers accounted for approximately $3.1 million, or approximately 92%, of the revenue generated from our reseller division for the three months ended June 30, 2013, which represented approximately 73% of our total revenue for such period.  By comparison, for the three months ended June 30, 2012, our two largest resellers accounted for approximately 80% of the revenue generated from our reseller division, or approximately 43% of our total revenue during such period.

Revenues generated by our service provider division decreased by approximately $21,000, or 7%, from approximately $282,000 for the three months ended June 30, 2012, to approximately $261,000 for the three months ended June 30, 2013. This decrease was primarily due to a termination of our service agreement with one of our service provider clients during the second half of 2012

Sales to direct consumers decreased by approximately $664,000, or 55%, to approximately $539,000 for the three months ended June 30, 2013, from approximately $1,203,000 for the three months ended June 30, 2012. Revenues generated through our iConnectHere offering declined by approximately $39,000 from approximately $151,000 for the three months ended June 30, 2012, to approximately $112,000 for the three months ended June 30, 2013. In addition, the revenues generated by our joip Mobile offering decreased from $1,044,000 for the three months ended June 30, 2012, to approximately $390,000 for the three months ended June 30, 2013 due to a substantial reduction in the number of direct consumers subscribed to the offering.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $1.3 million, or 62%, from approximately $2.1 million for the three months ended June 30, 2012, to approximately $3.4 million for the three months ended June 30, 2013. Our network rent cost decreased slightly by approximately $10,000 from approximately $264,000 for the three months ended June 30, 2012, to approximately $254,000 for the three months ended June 30, 2013. Our termination cost increased by approximately $1.3 million, or 76%, from approximately $1.7 million for the three months ended June 30, 2012, to approximately $3.0 million for the three months ended June 30, 2013. The increase in termination cost was primarily caused by our largest reseller, which generated approximately $2.6 million of termination costs for the three months ended June 30, 2013. Our second-largest reseller generated approximately $200,000 of termination costs during this period. In addition, during this period our largest reseller utilized minutes through our network that were more expensive for us to purchase than the minutes that were utilized by our second-largest reseller during this period.

Research and development expenses. Research and development expenses remained constant at approximately $295,000 for each of the three months ended June 30, 2013 and 2012. As a percentage of revenues, research and development expenses for the three months ended June 30, 2013, was approximately 7% compared to approximately 9% for the three months ended June 30, 2012.

Selling and marketing expenses. Selling and marketing expenses decreased by approximately $232,000, or 42%, to approximately $319,000 for the three months ended June 30, 2013, from approximately $551,000 for the three months ended June 30, 2012. The main reason for the decrease was a decline in commissions recorded for ACN, ACN Europe and Momentis. As a percentage of revenues, selling and marketing expenses decreased to approximately 8% for the three months ended June 30, 2013, from approximately 16% for the three months ended June 30, 2012.

General and administrative expenses. General and administrative expenses increased by approximately $25,000, or 8%, to approximately $350,000 for the three months ended June 30, 2013, from approximately $325,000 for the three months ended June 30, 2012. As a percentage of revenues, general and administrative expenses for the three months ended June 30, 2013 was approximately 8% compared to approximately 10% for the three months ended June 30, 2012.

Depreciation and amortization. Depreciation and amortization increased by approximately $2,000, or 6%, from approximately $35,000 for the three months ended June 30, 2012, to approximately $37,000 for the three months ended June 30, 2013.

Loss from Operations

For the three months ended June 30, 2013, we recorded loss from operations of approximately $210,000 compared to an income from operations of approximately $108,000 for the three months ended June 30, 2012, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $198,000 for the three months ended June 30, 2013, compared to approximately $457,000 for the three months ended June 30, 2012. Interest expense consisted of interest recorded under our loan agreements with D4 Holdings of approximately $133,000 and $43,000 which we recorded as the aggregate amount for both the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement.

Income Taxes, Net

We recorded net income tax expenses of $6,000 for the three months ended June 30, 2013.

Net Loss

For the three months ended June 30, 2013, we recorded a net loss of approximately $414,000 compared to a net loss of approximately $353,000 for the three months ended June 30, 2012, due to the factors set forth above.

Results of Operations - Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

Revenues

Revenues increased by approximately $1.6 million, or 25%, to approximately $7.9 million for the six months ended June 30, 2013, from approximately $6.3 million for the six months ended June 30, 2012. During this period the number of minutes carried by our network decreased by approximately 8% from approximately 167 million minutes during the six months ended June 30, 2012, to approximately 154 million minutes for the corresponding period in 2013. This was caused, in large part, by a decrease of approximately 32 million minutes utilized by our second-largest reseller during the six months ended June 30, 2013, compared to the number of minutes utilized by such reseller during the corresponding period in 2012. In addition, we experienced a decrease of approximately 11 million minutes utilized by our direct-to-consumer division. This decrease was partially offset by an increase of 33 million minutes utilized by our largest reseller for which we terminated a large number of calls to higher-rate destinations during this period. In addition, although we experienced an increase in the revenues generated by our reseller division, the overall gross margin decreased due to a decrease in revenue in our direct-to-consumer division, as the gross margins from such division are significantly higher than the gross margins generated by our reseller division.

Revenues generated by our reseller division increased by approximately $2.7 million, or 82%, to approximately $6.0 million for the six months ended June 30, 2013, from approximately $3.3 million for the six months ended June 30, 2012. Our two largest resellers accounted for approximately $5.5 million, or approximately 92%, of the revenue generated from our reseller division for the six months ended June 30, 2013, which represented approximately 70% of our total revenue for such period.  By comparison, for the six months ended June 30, 2012, our two largest resellers accounted for approximately 78% of the revenue generated from our reseller division, or approximately 41% of our total revenue during such period.

Revenues generated by our service provider division decreased by approximately $46,000, or 8%, from approximately $578,000 for the six months ended June 30, 2012, to approximately $532,000 for the six months ended June 30, 2013. This decrease was primarily due to a termination of our service agreement with one of our service provider clients during the second half of 2012.

Sales to direct consumers decreased by approximately $1.0 million, or 45%, to approximately $1.2 million for the six months ended June 30, 2013, from approximately $2.2 million for the six months ended June 30, 2012. Revenues generated through our iConnectHere offering declined by approximately $96,000 from approximately $327,000 for the six months ended June 30, 2012, to approximately $231,000 for the six months ended June 30, 2013. In addition, the revenues generated by our joip Mobile offering decreased from $1.9 million for the six months ended June 30, 2012, to approximately $900,000 for the six months ended June 30, 2013 due to a substantial reduction in the number of direct consumers subscribed to the offering.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $2.4 million, or 63%, from approximately $3.8 million for the six months ended June 30, 2012, to approximately $6.2 million for the six months ended June 30, 2013. Our network rent cost remained constant at approximately $520,000 for each of the six months ended June 30, 2013 and 2012. Our termination cost increased by approximately $2.4 million, or 77%, from approximately $3.1 million for the six months ended June 30, 2012, to approximately $5.5 million for the six months ended June 30, 2013. The increase in termination cost was primarily caused by our largest reseller, which generated approximately $4.6 million of total termination costs for the six months ended June 30, 2013. Our second-largest reseller generated approximately $321,000 of total termination costs during this period. In addition, during this period our largest reseller utilized minutes through our network that were more expensive for us to purchase than the minutes that were utilized by our second-largest reseller during this period.

Research and development expenses. Research and development decreased by approximately $12,000, or 2%, to approximately $588,000 for the six months ended June 30, 2013, from approximately $600,000 for the six months ended June 30, 2012. As a percentage of revenues, research and development expenses for the six months ended June 30, 2013, was approximately 7% compared to approximately 10% for the six months ended June 30, 2012.

Selling and marketing expenses. Selling and marketing expenses decreased by approximately $341,000, or 32%, to approximately $712,000 for the six months ended June 30, 2013, from approximately $1.1 million for the six months ended June 30, 2012. The main reason for the decrease was a decline in commissions recorded for ACN, ACN Europe and Momentis. As a percentage of revenues, selling and marketing expenses decreased to approximately 9% for the six months ended June 30, 2013, from approximately 17% for the six months ended June 30, 2012.

General and administrative expenses. General and administrative expenses increased by approximately $25,000, or 4%, to approximately $701,000 for the six months ended June 30, 2013, from approximately $676,000 for the six months ended June 30, 2012. As a percentage of revenues, general and administrative expenses for the six months ended June 30, 2013 was approximately 8% compared to approximately 11% for the six months ended June 30, 2012.

Depreciation and amortization. Depreciation and amortization increased by approximately $6,000, or 9%, from approximately $70,000 for the six months ended June 30, 2012, to approximately $76,000 for the three months ended June 30, 2013.

Loss from Operations

For the six months ended June 30, 2013, we recorded loss from operations of approximately $348,000 compared to an income from operations of approximately $25,000 for the six months ended June 30, 2012, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $405,000 for the six months ended June 30, 2013, compared to approximately $916,000 for the six months ended June 30, 2012. Interest expense consisted of interest recorded under our loan agreements with D4 Holdings of approximately $272,000, and $80,000 which we recorded as the aggregate amount for both the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement.

Income Taxes, Net

We recorded net income tax expenses of $17,000 for the six months ended June 30, 2013.

Net Loss

For the six months ended June 30, 2013, we recorded a net loss of approximately $770,000 compared to a net loss of approximately $895,000 for the six months ended June 30, 2012, due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our losses from operations. For the six months ended June 30, 2013, we recorded net loss from operations of approximately $348,000 compared to an income from operations of approximately $25,000 for the six months ended June 30, 2012. To date, we have an accumulated deficit of approximately $183.7 million.

As of June 30, 2013, we had cash and cash equivalents of approximately $204,000 and restricted cash and short-term investments of approximately $46,000, or a total of cash, cash equivalents and restricted cash of $250,000, a decrease of approximately $168,000 from December 31, 2012. The decrease in cash and cash equivalents including the restricted cash and short-term investments was primarily caused by net cash used in operating activities of approximately $111,000 during the six months ended June 30, 2013, and by net cash used in investing activity of approximately $47,000 during the six months ended June 30, 2013.

Cash used in or provided by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $111,000 and positive cash flow from operating activities of approximately $460,000 during the six months ended June 30, 2013 and 2012, respectively. The decrease in our cash generated from operating activities was primarily due to a decrease in amortization of $451,000 related to convertible notes and a decrease in deferred revenues of $421,000, offset by an increase in accounts receivables of $254,000.

Net cash used in or provided by investing activities is generally driven by our capital expenditures and changes in our short and long-term investments. For the six months ended June 30, 2013, we expensed $57,000 for purchases of new equipment, compared to $1,000 for the six months ended June 30, 2012.  In addition, during the six months ended June 30, 2013, restricted cash in the amount of $10,000 that had been held by a third party was released to us.

Net cash used in or provided by financing activities is generally driven by drawing down amounts available under lines of credit available to us, issuing shares of our capital stock and receiving cash that we had previously pledged or otherwise deposited as security for our lenders and creditors. For the six months ended June 30, 2013 and 2012, we did not draw down any amounts under our loan agreements with D4 Holdings.

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

There were no options exercised by our employees or directors during the six months ended June 30, 2013. We did not record any expenses for capital leases during the six months ended June 30, 2012.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of June 30, 2013, was equal to approximately $877,000. In addition, beginning July 15, 2012, we became required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

In July 2012 we began making the $15,000 monthly payment of unpaid commissions, however due to our financial condition we temporarily suspended making the monthly payments of the unpaid commissions and the current commissions in April 2013 with the oral consent of ACN and ACN Europe. We do not know when we will resume making such payments again, and there is no assurance that we will be able to do so in the near future (if at all) or that until such time ACN and ACN Europe will continue to consent to our not making any such required payments and not exercise any rights they may have under our respective agreements with them or under applicable law.

As of June 30, 2013, we had negative working capital equal to approximately $3.7 million as well as negative stockholders’ equity equal to approximately $6.4 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the near term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut our operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased our non-material expenses as well as payments to be made to vendors and other third parties. As of June 30, 2013, we had 22 full time employees.

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

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of June 30, 2013, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

DELTATHREE, INC.

Date: August 8, 2013	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Chief Executive Officer, President, Senior Vice President of Operations and Technology and Secretary (Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Yochai Ozeri
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

