Form 10-Q
period 2013-09-30
DELTATHREE INC
filed 2013-11-12
CIK 1086740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 2013, the registrant had outstanding 72,273,525 shares of common stock, par value $0.001 per share.

PART I
FINANCIAL INFORMATION
Item 1 .   Financial Statements
DELTATHREE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands)

	As of September 30, 2013	As of December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$174	$362
Restricted cash and short-term investments	34	56
Accounts receivable, net	667	599
Prepaid expenses and other current assets	164	193
Inventory	37	47

Total current assets	1,076	1,257

Property and equipment, net	472	245
Deposits	85	80

Total assets	$1,633	$1,582

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	2,004	1,573
Deferred revenues	245	494
Current maturities of long-term loan from a related party	2,112	499
Other current liabilities	1,103	964

Total current liabilities	5,464	3,530

Long-term liabilities:
Severance pay obligations	90	97
Other long-term liabilities	383	-
Long-term loan from a related party, net of current maturities	2,546	3,602
Total long-term liabilities	3,019	3,699

Total liabilities	8,483	7,229

Stockholders’ deficiency:
Share capital:
Common stock, par value $0.001 per share; authorized: 225,000,000 shares; issued and outstanding: 72,273,525 at September 30, 2013, and December 31, 2012	72	72
Additional paid-in capital	177,304	177,227
Accumulated deficit	(184,226)	(182,946)

Total stockholders’ deficiency	(6,850)	(5,647)

Total liabilities and stockholders’ deficiency	$1,633	$1,582

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$4,041	3,522	11,987	9,773

Costs and operating expenses:
Cost of revenues	3,311	2,359	9,529	6,186
Research and development expenses	303	274	891	874
Selling and marketing expenses	291	467	1,003	1,520
General and administrative expenses	322	366	1,022	1,042
Depreciation and amortization	42	39	118	109
Total costs and operating expenses	4,269	3,505	12,563	9,731

(Loss) income from operations	(228)	17	(576)	42

Interest expense, net	(279)	(416)	(684)	(1,332)
Loss before income taxes	(507)	(399)	(1,260)	(1,290)
Income taxes	3	2	20	6
Net loss	$(510)	(401)	(1,280)	(1,296)

Net loss per share – basic and diluted	$(0.01)	(0.01)	(0.02)	(0.02)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,273,525	72,273,525	72,273,525

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss for the period	$(1,280)	$(1,296)
Adjustments to reconcile loss for the period to net cash (used in) provided by operating activities:
Accumulated interest on long-term loan	433	269
Depreciation and amortization	118	109
Amortization related to convertible notes	124	782
Stock-based compensation	77	97
Decrease in liability for severance pay, net	(7)	(13)
Exchange rates differences on deposits, net	(5)	1

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(68)	(205)
Decrease (increase) in prepaid expenses and other current assets	29	(8)
Decrease (increase) in inventory	10	(1)
Increase in accounts payable	527	134
(Decrease) increase in deferred revenues	(249)	154
Increase in other current liabilities	139	27
	1,128	1,346
Net cash (used in) provided by operating activities	(152)	50

Cash flows from investing activities:
Purchase of property and equipment	(58)	(56)
Release of restricted cash and short-term investment, net	22	80
Net cash (used in) provided by investing activities	(36)	24

(Decrease) increase in cash and cash equivalents	(188)	74
Cash and cash equivalents at beginning of period	362	214
Cash and cash equivalents at end of period	$174	$288

5

	Nine Months Ended September 30,
	2013	2012
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	110	245
Interest on short-term loan from a related party	-	140
Total	$110	$385

	Nine Months Ended September 30,
	2013	2012
Supplemental schedule of non-cash investing and financing activities:

Purchase of software licenses provided by a related party included in accounts payable	$287	-

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on March 25, 2013, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 14, 2013, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013 and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2012 fiscal year and through the date of this Report.

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

On March 2, 2011, the Company and its subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,600,000.  Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by the Company in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the Company's common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with our entering into the Third Loan Agreement, D4 Holdings and the Company entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and subsequently extended by oral agreement of the parties to July 1, 2012, and then subsequently orally extended again to January 2, 2014, pending the parties finalizing and entering into a formal amendment. In connection with the Third Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 1,000,000 shares of its common stock at an exercise price of $0.096 per share.  The Company has drawn down the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of the Company's common stock.

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

As of September 30, 2013, the Company had negative working capital equal to approximately $4.4 million as well as negative stockholders’ equity equal to approximately $6.8 million. The Company believes it is probable that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash (in addition to any further amounts it may borrow from D4 Holdings under the Fourth Loan Agreement) in the immediate term. The Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

Due to the limited availability of additional loan advances under the Fourth Loan Agreement, the Company believes that, its current cash and cash equivalents will not satisfy its current projected cash requirements beyond the  immediate future. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

In addition, unless the Company is able to increase revenues and generate additional cash flows, based on currently projected cash flows the Company believes that it will be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due, and beginning January 2013 the Company suspended making scheduled interest payments with the oral consent of D4 Holdings.  If D4 Holdings is not willing to waive compliance or otherwise modify the Company’s obligations such that the Company is able to avoid defaulting on such obligations, D4 Holdings could accelerate the maturity of the Company’s debts due to it. Further, because D4 Holdings has a lien on all of the Company’s assets to secure the Company’s obligations under the loan agreements, D4 Holdings could take actions under the loan agreements and seek to take possession of or sell the Company’s assets to satisfy the Company’s obligations thereunder. Any of these actions would likely have an immediate material adverse effect on the Company’s business, financial condition or results of operations.

Due to the Company’s ongoing losses and reduction in cash, the Company initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, the Company instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. As of September 30, 2013, the Company had 22 full time employees.

In view of the Company’s current cash resources, nondiscretionary expenses, debt and near term debt service obligations, the Company has begun exploring strategic alternatives available to it and may explore all such alternatives available to it, including, but not limited to, a sale or merger of the Company, a sale of its assets, recapitalization, partnership, debt or equity financing, voluntary deregistration of its securities, financial reorganization, liquidation and/or ceasing operations. In the event that the Company requires but is unable to secure additional funding, the Company may determine that it is in its best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code. Seeking relief under the U.S. Bankruptcy Code, even if the Company is able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between the Company and its existing and potential customers, employees, and others. Further, if the Company was unable to implement a successful plan of reorganization, the Company might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code. There can be no assurance that exploration of strategic alternatives will result in the Company pursuing any particular transaction or, if the Company pursues any such transaction, that it will be completed.

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

Gross revenues from sales to material customers for each of the three months ended September 30, 2013 and 2012, and accounts receivables as of September 30, 2013, and December 31, 2012, were as follows:

	Revenues		Accounts Receivable
	Three Months Ended September 30,		As of
Customer	2013	2012	September 30, 2013	December 31, 2012
Reseller A	71%	44%	55%	38%
Reseller B	3%	9%	12%	14%
Affiliate A	4%	10%	-	-
Affiliate B	1%	7%	-	-
Service Provider A	3%	5%	17%	21%

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

2.           Commitments and Contingencies

Pursuant to an Assignment and Assumption of Rights, Duties and Interests Agreement between the Company and ACN Digital Phone Services, Inc. ("ACN Digital"), a subsidiary of ACN, Inc. ("ACN"), ACN Digital assigned to the Company (the "Assignment") the licenses it acquired pursuant to that certain Software License and Distribution Agreement (the "CounterPath Agreement") between ACN Digital and CounterPath Corporation ("CounterPath") subject to the finalization of the terms of the Assignment. On August 27, 2013, the Company's Board of Directors resolved that the consideration (the "Consideration") to be paid by the Company to ACN Digital for the Assignment would be equal to $287,000, which ACN Digital has informed us is equal to ACN Digital's cost under the CounterPath Agreement, and finalized the terms of the Assignment.

Each of Robert Stevanovski, Anthony Cassara and David Stevanovski, members of our Board of Directors, has an ownership interest in, and a director, officer and/or advisory position with, ACN.  As a result of their relationship with ACN, each of these individuals may be deemed to have a direct or indirect interest in the transactions contemplated by the Assignment. In accordance with the Company’s Audit Committee Charter, on October 28, 2013 the payment of the Consideration and the finalization of the terms of the Assignment were approved by the Audit Committee, which includes those directors who are not affiliated with ACN.

The amount of the Consideration will be added to the outstanding amounts owed by the Company to ACN under, and will be paid in accordance with, the Sales Agency Agreement between (inter alia) the Company and ACN dated September 27, 2010, as amended by that certain Letter Amendment, dated as of April 1, 2012.

Lease Commitments

The Company leases its executive offices at 26 Avenue at Port Imperial, West New York, New Jersey, and storage and equipment space at 8301 River Road, North Bergen, New Jersey.   The Company leases each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for the three months ended September 30, 2013, was $1,800.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company (the "Subsidiary"), leases an office that houses the Company’s research and development facilities in Jerusalem, Israel. The term of the lease is until June 30, 2015. Rent expense, net for the Subsidiary for the three months ended September 30, 2013, was $36,200.

Legal Proceedings

On July 5, 2011, the Company received a notice from the New York City Department of Finance, or the Department of Finance, which claimed that the Company had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that the Company had leased during that time. The notice stated that the Company is obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns.  The Company engaged outside counsel, which began discussions with the Department of Finance, and contested the assessment and simultaneously attempted to negotiate a significant reduction in the amounts to be paid.  The Company’s appeal was rejected in July 2012 by an examiner in the Department of Finance, and the Company has subsequently engaged and begun discussions with a manager in the Department of Finance and submitted additional supporting materials. In June 2013 the Company submitted a settlement offer, which the Department of Finance did not accept, and discussions are continuing. The final outcome of this assessment and the Company's negotiations with the Department of Finance cannot be determined at this time. In the event that the Company is required to pay all or most of the amounts claimed by the Department of Finance this would have a material adverse effect on the Company’s financial condition. During 2011 the Company recorded $300,000 as a provision for commercial rent tax.

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

The Company paid approximately $43,000 of state and local taxes and other fees during the three months ended September 30, 2013. To the extent the Company increases the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

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

The following is a summary of the long-term loans and equity components:

	As of,
	September 30, 2013	December 31, 2012
	($ in thousands)
Face value of the long-term loans	$4,551	$4,551
Unpaid accrued interest	433	-
Unamortized discount	(326)	(450)
Current portion of long-term loans	(2,112)	(499)
Net carrying amount of debt component	2,546	3,602

The interest expenses relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	For the nine months ended September 30,
	2013	2012
	($ in thousands)
Contractual interest coupon	433	269
Amortization of the discount on the liability components	122	782
Total interest expense on short and long-term loans	555	1,051

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A,  should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, and as updated in "Part II. Item 1A. Risk Factors" below.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf.  Words such as “may,” “expect,” “anticipate,” “forecast,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following:

•	our ability to obtain additional capital in the immediate term to finance operations;
•	our ability to meet our obligations under outstanding indebtedness, and the impact of any remedies our secured lender and other counterparties may seek thereunder;
•	our ability to successfully pursue strategic alternatives in the event we are unable to increase revenues and generate additional cash;
•	our ability to increase revenues and generate additional cash;
•	our dependence on a small number of key customers for a significant percentage of our revenue;
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

In 2009 we began the process of expanding the suite of our communications offerings into the global video phone services market.  In the third quarter of 2009 we entered into an agreement with ACN Pacific Pty Ltd., a wholly-owned subsidiary of ACN, Inc., or ACN, pursuant to which we provide digital video and voice-over-IP services in Australia and New Zealand to ACN Pacific. In December 2010 we entered into an agreement with ACN Korea, a wholly-owned subsidiary of ACN, pursuant to which we provide digital video and voice-over-IP services in Korea, and have recently begun providing our mobile application (discussed immediately below) with voice, video and text capabilities.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of September 30, 2013, was equal to approximately $992,000). In addition, beginning July 15, 2012, we were required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

In July 2012 we began making the $15,000 monthly payment of unpaid commissions, however due to our financial condition we suspended making the monthly payments of the unpaid commissions and the current commissions in April 2013 with the oral consent of ACN and ACN Europe. We do not know when we will resume making such payments again, and there is no assurance that we will be able to do so in the near future (if at all) or that until such time ACN and ACN Europe will continue to consent to our not making any such required payments and not exercise any rights they may have under our respective agreements with them or under applicable law.

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

As of September 30, 2013, we had negative working capital equal to approximately $4.4 million as well as negative stockholders’ equity equal to approximately $6.8 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the immediate term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

Due to the limited availability of additional loan advances under the Fourth Loan Agreement, we believe that our current cash and cash equivalents will not satisfy our current projected cash requirements beyond the immediate future. As a result, there is substantial doubt about our ability to continue as a going concern.

In addition, unless we are able to increase revenues and generate additional cash flows, based on currently projected cash flows we believe that we will be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due, and beginning January 2013 we suspended making scheduled interest payments with the oral consent of D4 Holdings. If D4 Holdings is not willing to waive compliance or otherwise modify our obligations such that we are able to avoid defaulting on such obligations, D4 Holdings could accelerate the maturity of our debts due to it. Further, because D4 Holdings has a lien on all of our assets to secure our obligations under the loan agreements, D4 Holdings could take actions under the loan agreements and seek to take possession of or sell our assets to satisfy our obligations thereunder. Any of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. As of September 30, 2013, we had 22 full time employees.

In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we have begun exploring strategic alternatives available to us and may explore all such alternatives available to us, including, but not limited to, a sale or merger of our company, a sale of our assets, recapitalization, partnership, debt or equity financing, voluntary deregistration of its securities, financial reorganization, liquidation and/or ceasing operations. In the event that we require but are unable to secure additional funding, we may determine that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code. Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code. There can be no assurance that exploration of strategic alternatives will result in our pursuing any particular transaction or, if we pursue any such transaction, that it will be completed.

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

Risk Factors: For a discussion of the impact of market risks, financial risks and other risks and uncertainties that we face, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 25, 2013, as updated in "Item 1A. Risk Factors" below.

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

•	other revenues: these revenues include, but are not limited to, prepaid balances with no services fees or expiration dates that are unlikely to be utilized.

The following sets forth our revenues per segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Reseller	$3,270	$2,163	$9,309	$5,447
Direct-to-consumer	441	989	1,643	3,223
Service provider	268	294	799	872
Other	62	76	236	231
Total	$4,041	$3,522	$11,987	$9,773

The provision of video and voice-over-IP products and services through our reseller, direct-to-consumer and service provider channels accounted for approximately 81% and 11%, 7% and 61%, and 28% and 8%, respectively of our total revenues for the three months ended September 30, 2013 and 2012.

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

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to September 30, 2013.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of September 30, 2013, we had net operating losses, or NOLs, generated in the U.S. of approximately $23.1 million and Delta Three Israel Ltd., our wholly-owned subsidiary, had NOLs of approximately $4.5 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009. The NOLs began to expire in 2011 and will continue to expire at various dates until 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

Results of Operations - Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

Revenues

Revenues increased by approximately $0.5 million, or 14%, to approximately $4.0 million for the three months ended September 30, 2013, from approximately $3.5 million for the three months ended September 30, 2012. During this period the number of minutes carried by our network decreased by approximately 17% from approximately 87 million minutes during the three months ended September 30, 2012, to approximately 72 million minutes for the corresponding period in 2013. This was caused, in large part, by a decrease of approximately 17 million minutes utilized by our second-largest reseller during the three months ended September 30, 2013, compared to the number of minutes utilized by such reseller during the corresponding period in 2012. This decrease was partially offset by an increase of 11 million minutes utilized by our largest reseller for which we terminated a large number of calls to higher-rate destinations during this period. In addition, although we experienced an increase in the revenues generated by our reseller division, the overall gross margin decreased due to a decrease in revenue in our direct-to-consumer division, as the gross margins from such division are significantly higher than the gross margins generated by our reseller division.

Revenues generated by our reseller division increased by approximately $1.1 million, or 50%, to approximately $3.3 million for the three months ended September 30, 2013, from approximately $2.2 million for the three months ended September 30, 2012. Our two largest resellers accounted for approximately $3.0 million, or approximately 92%, of the revenue generated from our reseller division for the three months ended September 30, 2013, which represented approximately 74% of our total revenue for such period.  By comparison, for the three months ended September 30, 2012, our two largest resellers accounted for approximately 87% of the revenue generated from our reseller division, or approximately 53% of our total revenue during such period.

Revenues generated by our service provider division decreased by approximately $26,000, or 9%, from approximately $294,000 for the three months ended September 30, 2012, to approximately $268,000 for the three months ended September 30, 2013. This decrease was primarily due to a termination of our service agreement with one of our service provider clients during the second half of 2012, and one-time integration and set-up fees we received during the three months ended September 30, 2012.

Sales to direct consumers decreased by approximately $548,000, or 55%, to approximately $441,000 for the three months ended September 30, 2013, from approximately $989,000 for the three months ended September 30, 2012. Revenues generated through our iConnectHere offering declined by approximately $35,000 from approximately $145,000 for the three months ended September 30, 2012, to approximately $110,000 for the three months ended September 30, 2013. In addition, the revenues generated by our joip Mobile offering decreased from $843,000 for the three months ended September 30, 2012, to approximately $300,000 for the three months ended September 30, 2013 due to a substantial reduction in the number of direct consumers subscribed to joip Mobile.

Costs and Operating Expenses

Cost of revenues.   Cost of revenues increased by approximately $0.9 million, or 38%, from approximately $2.4 million for the three months ended September 30, 2012, to approximately $3.3 million for the three months ended September 30, 2013. Our network rent cost decreased slightly by approximately $12,000 from approximately $265,000 for the three months ended September 30, 2012, to approximately $253,000 for the three months ended September 30, 2013. Our termination cost increased by approximately $0.9 million, or 45%, from approximately $2.0 million for the three months ended September 30, 2012, to approximately $2.9 million for the three months ended September 30, 2013. The increase in termination cost was primarily caused by our largest reseller, which generated approximately $2.5 million of termination costs for the three months ended September 30, 2013. Our second-largest reseller generated approximately $100,000 of termination costs during this period. In addition, during this period our largest reseller utilized minutes through our network that were more expensive for us to purchase than the minutes that were utilized by our second-largest reseller during this period.

Research and development expenses. Research and development expenses increased by approximately $29,000, or 11%, to approximately $303,000 for the three months ended September 30, 2013, from approximately $274,000 for the three months ended September 30, 2012. As a percentage of revenues, research and development expenses for the three months ended September 30, 2013, was approximately 7% compared to approximately 8% for the three months ended September 30, 2012.

Selling and marketing expenses. Selling and marketing expenses decreased by approximately $176,000, or 38%, to approximately $291,000 for the three months ended September 30, 2013, from approximately $467,000 for the three months ended September 30, 2012. The main reason for the decrease was a decline in commissions recorded for ACN, ACN Europe and Momentis. As a percentage of revenues, selling and marketing expenses decreased to approximately 7% for the three months ended September 30, 2013, from approximately 13% for the three months ended September 30, 2012.

General and administrative expenses. General and administrative expenses decreased by approximately $44,000, or 12%, to approximately $322,000 for the three months ended September 30, 2013, from approximately $366,000 for the three months ended September 30, 2012, primarily as a result of cost-savings measures we implemented. As a percentage of revenues, general and administrative expenses for the three months ended September 30, 2013 was approximately 8% compared to approximately 10% for the three months ended September 30, 2012.

Depreciation and amortization. Depreciation and amortization increased by approximately $3,000, or 8%, from approximately $39,000 for the three months ended September 30, 2012, to approximately $42,000 for the three months ended September 30, 2013. The increase was due to our acquisition of the CounterPath software licenses from ACN Digital (as discussed above under "Part I. Item 1. Commitments and Contingencies") for consideration of $287,000, which will be amortized for 3 years.

Loss from Operations

For the three months ended September 30, 2013, we recorded loss from operations of approximately $228,000 compared to an income from operations of approximately $17,000 for the three months ended September 30, 2012, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $279,000 for the three months ended September 30, 2013, compared to approximately $416,000 for the three months ended September 30, 2012. Interest expense consisted of interest recorded under our loan agreements with D4 Holdings of approximately $151,000 and $53,000 which we recorded as the aggregate amount for both the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement.

Income Taxes, Net

We recorded net income tax expenses of $3,000 for the three months ended September 30, 2013.

Net Loss

For the three months ended September 30, 2013, we recorded a net loss of approximately $510,000 compared to a net loss of approximately $401,000 for the three months ended September 30, 2012, due to the factors set forth above.

Results of Operations - Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

Revenues

Revenues increased by approximately $2.2 million, or 22%, to approximately $12.0 million for the nine months ended September 30, 2013, from approximately $9.8 million for the nine months ended September 30, 2012. During this period the number of minutes carried by our network decreased by approximately 11% from approximately 255 million minutes during the nine months ended September 30, 2012, to approximately 226 million minutes for the corresponding period in 2013. This was caused, in large part, by a decrease of approximately 48 million minutes utilized by our second-largest reseller during the nine months ended September 30, 2013, compared to the number of minutes utilized by such reseller during the corresponding period in 2012. In addition, we experienced a decrease of approximately 14 million minutes utilized by our direct-to-consumer division. This decrease was partially offset by an increase of 44 million minutes utilized by our largest reseller for which we terminated a large number of calls to higher-rate destinations during this period. In addition, although we experienced an increase in the revenues generated by our reseller division, the overall gross margin decreased due to a decrease in revenue in our direct-to-consumer division, as the gross margins from such division are significantly higher than the gross margins generated by our reseller division.

Revenues generated by our reseller division increased by approximately $3.9 million, or 72%, to approximately $9.3 million for the nine months ended September 30, 2013, from approximately $5.4 million for the nine months ended September 30, 2012. Our two largest resellers accounted for approximately $8.5 million, or approximately 92%, of the revenue generated from our reseller division for the nine months ended September 30, 2013, which represented approximately 71% of our total revenue for such period.  By comparison, for the nine months ended September 30, 2012, our two largest resellers accounted for approximately 81% of the revenue generated from our reseller division, or approximately 45% of our total revenue during such period.

Revenues generated by our service provider division decreased by approximately $73,000, or 8%, from approximately $872,000 for the nine months ended September 30, 2012, to approximately $799,000 for the nine months ended September 30, 2013. This decrease was primarily due to a termination of our service agreement with one of our service provider clients during the second half of 2012.

Sales to direct consumers decreased by approximately $1.6 million, or 50%, to approximately $1.6 million for the nine months ended September 30, 2013, from approximately $3.2 million for the nine months ended September 30, 2012. Revenues generated through our iConnectHere offering declined by approximately $141,000 from approximately $491,000 for the nine months ended September 30, 2012, to approximately $350,000 for the nine months ended September 30, 2013. In addition, the revenues generated by our joip Mobile offering decreased from $2.7 million for the nine months ended September 30, 2012, to approximately $1.2 million for the nine months ended September 30, 2013 due to a substantial reduction in the number of direct consumers subscribed to joip Mobile.

Costs and Operating Expenses

Cost of revenues. Cost of revenues increased by approximately $3.3 million, or 53%, from approximately $6.2 million for the nine months ended September 30, 2012, to approximately $9.5 million for the nine months ended September 30, 2013. Our network rent cost remained constant at approximately $772,000 for the nine months ended September 30, 2013. Our termination cost increased by approximately $3.4 million, or 68%, from approximately $5.0 million for the nine months ended September 30, 2012, to approximately $8.4 million for the nine months ended September 30, 2013. The increase in termination cost was primarily caused by our largest reseller, which generated approximately $7.1 million of total termination costs for the nine months ended September 30, 2013. Our second-largest reseller generated approximately $423,000 of total termination costs during this period. In addition, during this period our largest reseller utilized minutes through our network that were more expensive for us to purchase than the minutes that were utilized by our second-largest reseller during this period.

Research and development expenses. Research and development increased by approximately $17,000, or 2%, to approximately $891,000 for the nine months ended September 30, 2013, from approximately $874,000 for the nine months ended September 30, 2012. As a percentage of revenues, research and development expenses for the nine months ended September 30, 2013, was approximately 7% compared to approximately 9% for the nine months ended September 30, 2012.

Selling and marketing expenses. Selling and marketing expenses decreased by approximately $517,000, or 34%, to approximately $1.0 million for the nine months ended September 30, 2013, from approximately $1.5 million for the nine months ended September 30, 2012. The main reason for the decrease was a decline in commissions recorded for ACN, ACN Europe and Momentis. As a percentage of revenues, selling and marketing expenses decreased to approximately 8% for the nine months ended September 30, 2013, from approximately 16% for the nine months ended September 30, 2012.

General and administrative expenses. General and administrative expenses remained constant at approximately $1.0 million for each of the nine months ended September 30, 2013 and 2012.  As a percentage of revenues, general and administrative expenses for the nine months ended September 30, 2013 was approximately 9% compared to approximately 11% for the nine months ended September 30, 2012.

Depreciation and amortization. Depreciation and amortization increased by approximately $9,000, or 8%, from approximately $109,000 for the nine months ended September 30, 2012, to approximately $118,000 for the nine months ended September 30, 2013. The increase was due to our acquisition of the CounterPath software licenses from ACN Digital for consideration of $287,000, which will be amortized for 3 years.

Loss from Operations

For the nine months ended September 30, 2013, we recorded loss from operations of approximately $576,000 compared to an income from operations of approximately $42,000 for the nine months ended September 30, 2012, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $684,000 for the nine months ended September 30, 2013, compared to approximately $1.3 million for the nine months ended September 30, 2012. Interest expense consisted of interest recorded under our loan agreements with D4 Holdings of approximately $433,000, and $122,000 which we recorded as the aggregate amount for both the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement.

Income Taxes, Net

We recorded net income tax expenses of $20,000 for the nine months ended September 30, 2013.

Net Loss

For the nine months ended September 30, 2013 and 2012, we recorded a net loss of approximately $1.3 million due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our losses from operations. For the nine months ended September 30, 2013, we recorded net loss from operations of approximately $576,000 compared to an income from operations of approximately $42,000 for the nine months ended September 30, 2012. To date, we have an accumulated deficit of approximately $184.2 million.

As of September 30, 2013, we had cash and cash equivalents of approximately $174,000 and restricted cash and short-term investments of approximately $34,000, or a total of cash, cash equivalents and restricted cash of $208,000, a decrease of approximately $210,000 from December 31, 2012. The decrease in cash and cash equivalents including the restricted cash and short-term investments was primarily caused by net cash used in operating activities of approximately $152,000 during the nine months ended September 30, 2013, and by net cash used in investing activity of approximately $36,000 during the nine months ended September 30, 2013.

Cash used in or provided by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $152,000 and positive cash flow from operating activities of approximately $56,000 during the nine months ended September 30, 2013 and 2012, respectively. The decrease in our cash generated from operating activities was primarily due to an increase in accumulated interest on long-term loan $164,000 and an increase in accounts payable of $393,000, offset by a decrease in amortization related to convertible notes of $658,000.

Net cash used in or provided by investing activities is generally driven by our capital expenditures and changes in our short and long-term investments. For the nine months ended September 30, 2013, we recorded $58,000 for purchases of new equipment, compared to $56,000 for the nine months ended September 30, 2012. In addition, during the nine months ended September 30, 2013, restricted cash in the amount of $22,000 that had been held by a third party was released to us.

Net cash used in or provided by financing activities is generally driven by drawing down amounts available under lines of credit available to us, issuing shares of our capital stock and receiving cash that we had previously pledged or otherwise deposited as security for our lenders and creditors. For the nine months ended September 30, 2013 and 2012, we did not draw down any amounts under our loan agreements with D4 Holdings.

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

There were no options exercised by our employees or directors during the nine months ended September 30, 2013. We did not record any expenses for capital leases during the nine months ended September 30, 2012.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN  and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of September 30, 2013, was equal to approximately $993,000. In addition, beginning July 15, 2012, we became required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

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

As of September 30, 2013, we had negative working capital equal to approximately $4.4 million as well as negative stockholders’ equity equal to approximately $6.8 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash (in addition to any further amounts we may borrow from D4 Holdings under the Fourth Loan Agreement) in the immediate term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

Due to the limited availability of additional loan advances under the Fourth Loan Agreement, we believe that our current cash and cash equivalents will not satisfy our current projected cash requirements beyond the immediate future. As a result, there is substantial doubt about our ability to continue as a going concern.

In addition, unless we are able to increase revenues and generate additional cash, based on currently projected cash flows we believe that we will be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due, and beginning January 2013 we suspended making scheduled interest payments. If D4 Holdings is not willing to waive compliance or otherwise modify our obligations such that we are able to avoid defaulting on such obligations, D4 Holdings could accelerate the maturity of our debts due to it. Further, because D4 Holdings has a lien on all of our assets to secure our obligations under the loan agreements, D4 Holdings could take actions under the loan agreements and seek to take possession of or sell our assets to satisfy our obligations thereunder. Any of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut our operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased our non-material expenses as well as payments to be made to vendors and other third parties.   As of September 30, 2013, we had 22 full time employees.

In view of our current cash resources, nondiscretionary expenses, debt and near term debt service obligations, we have begun exploring strategic alternatives available to us and may explore all such alternatives available to us, including, but not limited to, a sale or merger of our company, a sale of our assets, recapitalization, partnership, debt or equity financing, voluntary deregistration of its securities, financial reorganization, liquidation and/or ceasing operations. In the event that we are unable to secure additional funding, we may determine that it is in our best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code. Seeking relief under the U.S. Bankruptcy Code, even if we are able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between us and our existing and potential customers, employees, and others. Further, if we were unable to implement a successful plan of reorganization, we might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code. There can be no assurance that exploration of strategic alternatives will result in our company pursuing any particular transaction or, if we pursue any such transaction, that it will be completed.

Off-Balance Sheet Arrangements

                None.

Contingencies

For a discussion of contingencies, see Note 3 of the Notes to the Condensed Consolidated Financial Statements of this report, which is incorporated herein by reference.

Item 4.  Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of September 30, 2013, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.  Risk Factors.

We are substantially dependent upon a few material customers, and any significant decline in our sales to those customers could have a material adverse effect on our business, operating results and financial condition.

For the nine months ended September 30, 2012 and 2013, two customers accounted for approximately 32.4% and 71.2% of our gross revenues, respectively, and one customer accounted for approximately 24.8% and 66.9% of our gross revenues, respectively. Any significant decline in our sales to any of our material customers could have a material adverse effect on our business, operating results and financial condition.

Item 6.    Exhibits.

See the Exhibit Index immediately following the signature page hereto for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DELTATHREE, INC.

Date: November 12, 2013	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Chief Executive Officer, President, Senior Vice President of Operations and Technology and Secretary (Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Yochai Ozeri
Name: Yochai Ozeri
Title: Director of Finance and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Assignment and Assumption of Rights, Duties, and Interests, dated as of February 7, 2013, by and between deltathree, Inc. and ACN Digital Phone Service, LLC.

31.1	Certification of the Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

