Form 10-K
period 2013-12-31
DELTATHREE INC
filed 2014-03-31
CIK 1086740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission File Number: 000-28063

deltathree, Inc.

(Exact name of registrant as specified in charter)

Delaware	13-4006766
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1 Bridge Plaza Fort Lee, New Jersey	07024
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 500-4850

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which the Securities are Registered
Common Stock, par value $0.001 per share	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing bid of the Common Stock as reported by the OTCQB on June 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $991,816.75. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and certain persons owning 10% or more of the Registrant's Common Stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

As of March 24, 2014, the Registrant had outstanding 72,311,025 shares of Common Stock, par value $0.001 per share.

Documents incorporated by reference: None

DELTATHREE, INC.

2013 ANNUAL REPORT ON FORM 10-K

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of December 31, 2013, was equal to approximately $1,173,000). In addition, beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In July 2012 we began making the $15,000 monthly payment, however due to our financial condition we suspended making the monthly payments of the unpaid commissions and the current commissions in April 2013 with the oral consent of ACN and ACN Europe. We do not know when we will resume making such payments again, and there is no assurance that we will be able to do so in the near future (if at all) or that until such time ACN and ACN Europe will continue to consent to our not making any such required payments and not exercise any rights they may have under our respective agreements with them or under applicable law. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

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

On September 12, 2011, we and our subsidiaries entered into the Fourth Loan and Security Agreement, or the “Fourth Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $300,000. We have drawn down all amounts available to be borrowed under the Fourth Loan Agreement.

On November 13, 2012, we and our subsidiaries entered into the Third Amendment to Loan and Security Agreements, or the "Third Amendment", and the Amendment to Warrant Agreements, or the "Warrants Amendment", with D4 Holdings. Pursuant to the Third Amendment and the Warrants Amendment:

•	the maturity date for repayment of principal under the First Loan Agreement was extended to January 2, 2014;
•	the maturity date for repayment of principal under the Second Loan Agreement was extended to January 2, 2015;
•	the maturity date for repayment of principal under each of the Third and Fourth Loan Agreements was extended to January 2, 2016;

•	all interest outstanding under each of the loan agreements was added to the principal amount outstanding under the respective loan agreement and the promissory notes issued pursuant to each respective loan agreement was increased by such amount; and
•	the exercise price under each of the Warrant Agreements entered into by us and D4 Holdings as of February 12, 2009, August 10, 2010, and March 2, 2011 was amended to $0.02 per share.

In connection with the extension of the maturity dates under the Third Amendment, we issued to D4 Holdings a warrant, exercisable for ten years, to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.02 per share.

Interest payments under the First, Second and Third Loan Agreements are required to be made monthly through the maturity date of each respective loan.  In March 2012, D4 Holdings orally agreed to permit us to defer such monthly interest payments for periods in which our cash flows from operations were insufficient to make such payments.  However, D4 Holdings has not formally agreed to defer such interest payments for future periods.

In January 2014, we failed to repay the outstanding principal and accrued interest under the First Loan Agreement on its maturity date.  On March 28, 2014, we and our subsidiaries entered into a Forbearance Agreement with D4 Holdings, or the Forbearance Agreement, pursuant to which D4 Holdings agreed to forbear from taking any enforcement action under our loan agreements with D4 Holdings resulting from our failure to meet our repayment obligations under the First Loan Agreement until the earliest of (i) December 31, 2014, (ii) repayment in full of all obligations under the First Loan Agreement, (iii) the occurrence of any breach of our obligations under the Forbearance Agreement, or (iv) the occurrence of any additional default under our loan agreements with D4 Holdings.  In connection with the Forbearance Agreement, we issued to D4 Holdings a warrant, exercisable for ten years, to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.02 per share.

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

The provision of VoIP products and services through our service provider and reseller sales channel and our direct-to-consumer channel accounted for 85.7% and 12.4% of our total revenues in 2013, respectively.

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

Direct-to-Consumer Channel

Our direct-to-consumer channel includes our joip Mobile application, which is a cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks, and our iConnectHere offering, which provides VoIP products and services directly to consumers and small businesses online.

joip Mobile.  joip Mobile is our cellular phone application providing low cost mobile calls over 3G cellular networks as well as WiFi networks. We market and sell joip Mobile directly to consumers as well as through affiliates and our affiliate program. In addition, ACN sells a private label version of joip Mobile under the ACN Mobile World brand.

iConnectHere. iConnectHere demonstrates our products, services and hosting capabilities to our reseller customers and service providers. Through iConnectHere, an account holder can access all of our product offerings, including our mobile application, Broadband Phone and PC-to-Phone. Additionally, iConnectHere permits us to collect usage information on our products and services and enables us to provide our service provider and reseller customers with key information and recommendations regarding implementation of our products and services.

Through iConnectHere, consumer users can:

•	sign up for any of our services, including our mobile application, Broadband Phone, PC-to-Phone;
•	download our software and/or order IP-based Broadband Phone devices;
•	recharge their accounts, either by entering their credit card information or authorizing automatic recharging;
•	send a PC-to-Phone call;
•	check real-time billing and usage information;
•	communicate by e-mail with a customer service representative; and
•	view answers to frequently-asked questions.

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

iConnectHere. iConnectHere provides VoIP products and services directly to consumers and small businesses online. Through iConnectHere, an account holder can access all of our product offerings, including our mobile application, Broadband Phone and PC-to-Phone.

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

Our network is built around a high availability backbone that connects New Jersey, Atlanta, London, Seoul and Sydney.  In each of, and between, these locations we maintain multiple interconnections or peering arrangements with Internet backbone and voice providers. These points are strategically located to allow access from our network to and from the Internet with a high level of performance. While operating as a private extension of the Internet, our backbone has a high level of security designed to isolate it from security threats found on the public Internet. During 2013 we migrated some of our services to the "cloud" and intend to shut down our facilities at one or more of these locations during 2014.

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

We provide customer support on various levels to different customers. With respect to our service provider and reseller customers, we provide customer care and technical support directly to these customers and they in turn provide their own support directly to the end-users. Customers of joip Mobile and iConnectHere receive technical support and customer care through e-mail support.

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

We paid approximately $35,000 of state and local taxes and other fees during 2013. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

Revenues and Assets by Geographic Area

For the year ended December 31, 2013, approximately $14.7 million, or 91%, of our revenue was derived from international customers, and $1.4 million, or 9%, was derived from customers in the United States. Most of our long-lived assets are located in the United States. For more detailed information concerning our geographic segments, see Note 14 to our financial statements included elsewhere in this Annual Report.

Employees

As of December 31, 2013, we had 29 employees, of which 28 were located in Israel (7 of whom were part-time employees) and one was located in the United States.  We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

Customers

In 2013, two customers accounted for approximately 72.4% of our gross revenues. Any significant decline in our sales to any of our material customers would likely have a material adverse effect on our business, operating results and financial condition.

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

Risks Related to our Company

We believe it is probable that we will need additional capital to continue our operations in the near term

We sustained significant operating losses in years prior to 2013, which led to a significant reduction in our cash reserves.  As of December 31, 2013, we had negative working capital of approximately $7.5 million and negative stockholders’ equity of approximately $7.4 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to return to positive cash flow before we require additional capital in the near term.

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

Except for the year ended December 31, 2012, in which we reported net income from operations of approximately $88,000 but a net loss from operations of $1.6 million, we have a history of significant, recurring losses since our inception, and we may continue to incur significant losses for the foreseeable future. We reported net losses of approximately $3.1 million in 2011, $1.6 million in 2012 and $1.8 million in 2013. As of December 31, 2013, our accumulated deficit was approximately $185 million. Our revenues may not grow or even continue at their current level. Going forward, we will need to increase our revenues and/or lower our current cost structure to reach profitability. If our revenues do not increase and/or if we are unable to reduce our expenses, we may not be able to reach profitability again. We cannot assure you that we will be able to reach profitability on a quarterly or annual basis in the future.  These factors raise substantial doubt about our ability to continue as a going concern.

We may not be able to expand our revenue.

Our business strategy is to expand our revenue sources and our distribution channels in order to include the provision of video and VoIP telephony services to different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are primarily generated by sales of our video and VoIP telephony products and services through our service provider and reseller sales channel and our direct-to-consumer channel. VoIP telephony from these channels generated 98.7%, 96.9% and 98.2% of our total revenues in 2011, 2012 and 2013, respectively.

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

In 2013, two customers accounted for approximately 72.4% of our annual gross revenues. Any significant decline in our sales to any of our material customers would likely have a material adverse effect on our business, operating results and financial condition.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. We maintain communications systems in facilities in New Jersey, Atlanta, London, Seoul and Sydney. Although we have designed our network to reduce the possibility of disruptions or other outages, our systems and those that connect to our network are subject to damage or interruption from natural disasters, power loss, communications failure, hardware or software malfunction, network failures, physical or electronic break-ins, sabotage, computer viruses, intentional acts of terrorism or vandalism and other events that may be or may not be beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

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

We operate in many international markets, including the Middle East. There are certain risks inherent in doing business on an international basis, including:

•	political and economic instability, including the risk of social unrest, war, civil war and armed conflict in the countries in which we operate;
•	uncertainty regarding the ability of our resellers to resell our service in compliance with all laws, rules and regulations in such markets and actions by foreign governments or foreign telecommunications companies to limit access to our services;
•	fluctuations in exchange rates;
•	potentially adverse tax consequences;
•	potentially weaker protection of intellectual property rights; and
•	uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences..

We need to retain key personnel to support our products and ongoing operations.

The marketing and operations of our products and services will continue to place a significant strain on our limited personnel, management, and other resources; this is particularly true following the significant decline in the number of our employees that occurred as a result of a reduction in force we effected during 2011 and an additional, smaller reduction in force that we instituted during December 2013, following which we have limited internal redundancy. Our future success depends upon the continued services of our executive officers and other key employees whom we rely upon to run our operations.  Except for Mr. Effi Baruch, our Chief Executive Officer, President and Senior Vice President of Technology and Operations, none of our officers or key employees is subject to an employment agreement for any specific term. The loss of the services of any of these officers or key employees could impact our ability to run our operations and delay the development and introduction of, and negatively impact our ability to sell, our products, either of which could adversely affect our financial results. We currently do not maintain key person life insurance policies on any of our employees.

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

We paid approximately $35,000 of U.S. state and local taxes and other fees during 2013. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

D4 Holdings currently owns approximately 54.0% of the issued and outstanding shares of our common stock, holds warrants to purchase an aggregate of 55,000,000 shares of our common stock and can convert the principal outstanding under the Convertible Note into 20,000,000 shares of our common stock.  Assuming the exercise of all warrants held by D4 Holdings and the conversion of outstanding principal under the Convertible Note, D4 Holdings beneficially owns 77.4% of our common stock. As long as D4 Holdings continues to beneficially own more than 50% of the voting power of our company, D4 Holdings will be able to exercise a controlling influence over decisions affecting us, including:

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

D4 Holdings currently holds warrants to purchase an aggregate of 55,000,000 shares of our common stock at exercise prices of $0.02 per share and can convert the principal outstanding under the Convertible Note into 20,000,000 shares of our common stock. In the event that D4 Holdings exercises any or all of the warrants or converts principal amounts outstanding under the Convertible Note into shares of our common stock, in full or in part, our existing stockholders may experience significant and immediate dilution.

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

ITEM 2. PROPERTIES

We lease our executive offices at 26 Avenue at Port Imperial, West New York, New Jersey, and storage and equipment space at 117 Central Avenue, Hackensack, New Jersey. We lease each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for 2013 was $6,000.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company, or the "Subsidiary", leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  The term of the lease is until June 30, 2015. Rent expense, net, for our subsidiary, for 2013 was $143,000.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted and traded on the OTCQB under the symbol “DDDC”. The following table sets forth the high and low bid prices of our common stock for the periods indicated:

	High	Low
Year ended December 31, 2012
First quarter	0.05	0.02
Second quarter	0.04	0.01
Third quarter	0.04	0.02
Fourth quarter	0.03	0.02

Year ended December 31, 2013
First quarter	0.07	0.02
Second quarter	0.58	0.02
Third quarter	0.17	0.01
Fourth quarter	0.07	0.04

Year ending December 31, 2014
First Quarter (through March 24, 2014)	0.11	0.03

Holders

As of March 24, 2014, we had 119 holders of record of the 72,273,525 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.   SELECTED FINANCIAL DATA

You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this Annual Report entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data for each of the years in the three-year period ended December 31, 2013, and as of December 31, 2012 and 2013 is derived from our audited financial statements that have been included in this Annual Report. The selected financial data as of December 31, 2009, 2010 and 2011 and for the years ended December 31, 2009 and 2010 is derived from consolidated financial statements that have not been included in this Annual Report.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Statement of Operations Data:
Revenues	$19,002	$14,200	$10,535	$13,684	$16,085

Costs and operating expenses:
Cost of revenues	(16,127)	(11,220)	(7,288)	(8,812)	(12,926)
Research and development expenses	(464)	(1,483)	(1,492)	(1,194)	(1,200)
Selling and marketing expenses	(1,201)	(958)	(1,970)	(2,030)	(1,278)
General and administrative expenses	(3,514)	(2,322)	(1,213)	(1,411)	(1,421)
Depreciation and amortization	(890)	(345)	(180)	(149)	(145)
(Accrual for) recovery of contingency	-	(176)	53	-	-
Accrual for commercial rent tax	-	-	(300)	-	-
Total costs and operating expenses	(22,196)	(16,504)	(12,390)	(13,596)	(16,970)
(Loss) income from operations	(3,194)	(2,305)	(1,855)	88	(885)
Capital gain	86	-	-	-	-
Other non-operating income	15	-	-	-	-
Interest income, (expense) net	(72)	(162)	(1,185)	(1,656)	(898)
Income taxes	(34)	(29)	(11)	(11)	(35)
Net loss	$(3,199)	$(2,495)	$(3,051)	$(1,579)	$(1,818)

Net income (loss) per share – basic and diluted	$(0.05)	$(0.03)	$(0.04)	$(0.02)	$(0.03)

Weighted average shares outstanding – basic and diluted	67,878	72,232	72,273	72,273	72,273

	December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,514	$308	$214	$362	$158
Short-term investments	366	167	352	56	34
Working capital (deficit)	(1,993)	(3,886)	(1,570)	(2,273)	(7,523)
Long-term investments	-	-	-	-	-
Total assets	3,309	2,196	1,664	1,582	1,277
Total stockholders’ equity	(1,425)	(3,560)	(4,402)	(5,647)	(7,377)

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of December 31, 2013, was equal to approximately $1,173,000). In addition, beginning July 15, 2012, we were required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

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

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. Revenue is recognized from these products and services as follows:

•	postpaid minutes: revenue from the sale of minutes on a postpaid basis (primarily sold to our wholesale resellers) is recognized at the time such minutes are used;
•	prepaid minutes: prepayments for communications services and the sale of minutes are deferred and recognized as revenue at the time communications services are provided and at the time the minutes are utilized, service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on terms and condition of agreements and historical data, whether such balances are likely to be utilized. If we determine that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and other revenue is recognized. The outstanding prepaid balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our estimated liability;
•	monthly recurring charges: revenue from fees such as set monthly recurring charges based on the level of service or calling plans that the subscriber subscribes for is recognized as the applicable service is provided; and
•	other revenues: these revenues include, but are not limited to, prepaid balances with no services fees or expiration dates that are unlikely to be utilized.

The following sets forth our revenues per segment for each of the years ended December 31, 2013 and 2012:

	Year Ended December 31,
Segment	2013	2012
	($ in thousands)
Reseller	$12,696	$7,913
Direct-to-consumer	2,003	4,206
Service provider	1,091	1,147
Other	295	418
Total Revenues	$16,085	$13,684

The provision of video and voice-over-IP products and services through our service provider and reseller channel accounted for approximately 66.2% and 85.7% of our total revenues in 2012 and 2013, respectively, while the provision of VoIP telephony through our direct-to-consumer channel accounted for approximately 30.7% and 12.4% of our total revenues in 2012 and 2013, respectively.

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

Depreciation and amortization consists of the depreciation calculated on our fixed assets for the fiscal year ended December 31, 2013.

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2013.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of December 31, 2013, we had net operating losses, or NOLs, generated in the U.S. of approximately $23.4 million and our Subsidiary had NOLs of approximately $4.6 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009. The NOLs began to expire in 2011 and will continue to expire at various dates until 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

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

Restructured long-term debt.  We regard the restructured long-term debt to D4 Holdings, under the criteria of, and have accounted for the restructured long-term debt as, a troubled debt restructuring in accordance with ASC Subtopic 470-60, “Debt - Troubled Debt Restructurings by Debtors”, or ASC 470-60, which requires that the gross future cash flows of principal and interest be reflected in the balance sheet. The long-term debt is secured by substantially all of our assets.

Results of Operations

The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2011	2012	2013
Revenues:
Total revenues	100.0%	100%	100%
Costs and operating expenses:
Cost of revenues	69.2	64.4	80.2
Research and development expenses	14.2	8.7	7.4
Selling and marketing expenses	18.8	14.8	7.9
General and administrative expenses	11.5	10.3	8.7
Accrual for (recovery of) contingency	(0.1)	-	-
Accrual for commercial rent tax	2.8	-	-
Depreciation and amortization	1.7	1.1	1.1

Total costs and operating expenses	117.8	99.3	105.3

(Loss) income from operations	(17.8)	0.7	(5.3)
Capital gain	-	-	-
Other non-operating income	-	-	-
Interest expense, net	(11.7)	(12.1)	(5.6)
Income taxes	(0.0)	(0.0)	(0.0)

Net income (loss)	(29.5)%	(11.4)%	(10.9)%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenues overall for 2013 increased by approximately $2.4 million, or 17.5%, to approximately $16.1 million from approximately $13.7 million in 2012. Revenues increased even though the number of minutes carried by our network decreased by approximately 13.5% from approximately 333 million minutes in 2012 to approximately 288 million minutes in 2013.  The increase in revenues was due to a change in the relative mix of the destinations of the calls placed over our network, with a larger percentage of calls being made during 2013 compared to 2012 to destinations for which we charge significantly higher rates.

Revenues generated by our reseller division increased by approximately $4.8 million, or 60.9%, to approximately $12.7 million for 2013 from approximately $7.9 million in 2012. This was primarily due to an increase in revenues generated by our largest reseller during 2013. In 2012, this customer generated revenues of approximately $5.4 million, which accounted for approximately 39.5% of our annual gross revenues, and in 2013 this customer generated revenues of approximately $11.1 million, which accounted for approximately 68.7% of our annual gross revenues. This increase was offset by a sharp decline in the revenues generated by our second largest reseller, primarily due to a reduction of more than 50% in rates we charge for specific destinations we effected during 2013 in order to remain competitive. . In 2012, this customer generated revenues of approximately $1.3 million, which accounted for approximately 9.3% of our annual gross revenues and in 2013 this customer generated revenues of approximately $0.6 million, which accounted for approximately 3.7% of our annual gross revenues.

Our two largest resellers accounted for approximately $11.7 million, or approximately 91.8%, of the revenues generated from our reseller division in 2013, which represented approximately 72.4% of our total revenues for 2013.  By comparison, in 2012 our two largest resellers accounted for approximately $6.7 million, or approximately 84.5%, of the revenues generated from our reseller division, or approximately 48.8% of our total revenues for 2012.

Revenues generated by our service provider division decreased by approximately $56,000 or 4.9%, to $1,091,000 for 2013 from $1,147,000 in 2012. This was primarily due to a decline in revenues generated from our service agreement with ACN Pacific offset by an increase in revenues generated by our service agreement with ACN Korea.

Sales to direct consumers sharply decreased by approximately $2.2 million, or 52.4%, to approximately $2.0 million in 2013 from approximately $4.2 million in 2012. Revenues generated through our iConnectHere offering declined by approximately $150,000 from approximately $560,000 in 2012 to approximately $410,000 in 2013, in addition to a decline in revenues generated by our joip Mobile offering, which decreased from approximately $3.6 million in 2012 to approximately $1.4 million in 2013.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $4.1 million, or 46.6%, from approximately $8.8 million in 2012 to approximately $12.9 million in 2013. Our network rent cost decreased slightly by approximately $22,000, while our termination costs increased by 56.2% from $7.3 million in 2012 to $11.4 million in 2013.  This was due to a change in the relative mix of the destinations of the calls placed over our network, with a larger percentage of calls being purchased during 2013 to destinations for which we pay significantly higher rates than during 2012.

Research and development expenses Research and development expenses remained constant at approximately $1.2 million for each of 2012 and 2013.

Selling and marketing expenses. Selling and marketing expenses decreased by approximately $0.7 million, or 35%, to $1.3 million in 2013 from $2.0 million in 2012. The main reason for the decrease was a decrease in sales of our joip Mobile application by ACN, ACN Europe and Momentis, as a result of which we recorded lower commissions for 2013.

General and administrative expenses. General and administrative expenses remained constant at approximately $1.4 million for each of 2012 and 2013.

Depreciation and amortization.  Depreciation and amortization increased by $3,000, or 2.0%, from $148,000 in 2012 to $145,000 in 2013.

(Loss) income from operations

We reported a loss from operations of approximately $885,000 in 2013 compared to income from operations of approximately $88,000 in 2012.

Interest Expense, Net

We recorded interest expense of approximately $0.9 million in 2013 compared to $1.7 million in 2012. This was due primarily to (i) interest accrued to be paid to D4 Holdings under our loan agreements with D4 Holdings in an amount equal to $590,000, (ii) the expense recorded for the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement in an aggregate amount equal to $169,000 and (iii) interest accrued to be paid to ACN Inc. for un-paid commission as described above in " – Overview" in an amount equal to $85,000.

Income Taxes, Net

We recorded net income taxes of $35,000 in 2013.

Net Loss

Net loss increased by approximately $0.2 million, or 12.5%, from approximately $1.6 million in 2012 to $1.8 million in 2013, due to the foregoing factors.

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

Accrual for contingency. As discussed below under “ - Liquidity and Capital Resources”, on August 31, 2010, the DHS seized approximately $176,000 held in our bank accounts in connection with its investigation into the activities of certain of our resellers. In accordance with FASB Statement 5, “Loss Contingencies” [ASC 450-20], we accounted for the seizure as a loss contingency that is probable of occurrence and recognized a loss in the entire amount seized, and recognized the return of $52,804 to us as a reversal of the loss recognized.

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

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and losses from operations. For the year ended December 31, 2013, we reported a loss from operations of approximately $0.8 million compared to income from operations of approximately $0.1 million in 2012. To date, we have an accumulated deficit of approximately $7.4 million.

As of December 31, 2013, we had cash and cash equivalents of approximately $158,000 and restricted cash and short-term investments of approximately $34,000, or a total of cash, cash equivalents and restricted cash of $192,000, a decrease of approximately $226,000 from December 31, 2012. The decrease in cash, restricted cash, and short and long term investments was primarily caused by the net cash used in investing activities during the year ended December 31, 2013, of approximately $329,000.

Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $262,000 during 2013 compared with negative cash flow from operating activities of approximately $90,000 million during 2012.  The increase in our cash used in operating activities was primarily driven by accumulated interest on short-term loan of approximately $590,000 and increase in accounts payable of approximately $697,000.

Net cash used in investing activities is generally driven by our capital expenditures and changes in our short and long-term investments.  In 2013 and 2012 we expensed approximately $64,000 and $58,000, respectively, for the purchase of new equipment. In addition, during the year ended December 31, 2013, restricted cash equal to $22,000 that was held by some of our credit card processors was released. During 2012 we have succeeded to release $296,000 held by these credit card processors.

Net cash used in or provided by financing activities is generally driven by drawing down amounts available under lines of credit available to us, issuing shares of our capital stock and receiving cash that we had previously pledged or otherwise deposited as security for our lenders and creditors. For the year ended December 31, 2013, we drew down $100,000 under our loan agreements with D4 Holdings.

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

On September 12, 2011, we and our subsidiaries entered into the Fourth Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $300,000. As of December 31, 2013, we have drawn down all amounts available to be borrowed under the Fourth Loan Agreement.

On November 13, 2012, we and our subsidiaries entered into the Third Amendment to Loan and Security Agreements, or the "Third Amendment", and the Amendment to Warrant Agreements, or the "Warrants Amendment", with D4 Holdings. Pursuant to the Third Amendment and the Warrants Amendment:

•	the maturity date for repayment of principal under the First Loan Agreement was extended to January 2, 2014;
•	the maturity date for repayment of principal under the Second Loan Agreement was extended to January 2, 2015;
•	the maturity date for repayment of principal under each of the Third and Fourth Loan Agreements was extended to January 2, 2016;
•	all interest outstanding under each of the loan agreements was added to the principal amount outstanding under the respective loan agreement and the promissory notes issued pursuant to each respective loan agreement was increased by such amount; and
•	the exercise price under each of the Warrant Agreements entered into by us and D4 Holdings as of February 12, 2009, August 10, 2010, and March 2, 2011 was amended to $0.02 per share.

In connection with the extension of the maturity dates under the Third Amendment, we issued to D4 Holdings a warrant, exercisable for ten years, to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.02 per share.

There were no options exercised by our employees or directors during the year ended December 31, 2013.

Interest payments under the First, Second and Third Loan Agreements are required to be made monthly through the maturity date of each respective loan.  In March 2012, D4 Holdings orally agreed to permit us to defer such monthly interest payments for periods in which our cash flows from operations were insufficient to make such payments.  However, D4 Holdings has not formally agreed to defer such interest payments for future periods.

In January 2014, we failed to repay the outstanding principal and accrued interest under the First Loan Agreement on its maturity date.  On March 28, 2014, we and our subsidiaries entered into the Forbearance Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to forbear from taking any enforcement action under our loan agreements with D4 Holdings resulting from our failure to meet our repayment obligations under the First Loan Agreement until the earliest of (i) December 31, 2014, (ii) repayment in full of all obligations under the First Loan Agreement, (iii) the occurrence of any breach of our obligations under the Forbearance Agreement, or (iv) the occurrence of any additional default under our loan agreements with D4 Holdings.  In connection with the Forbearance Agreement, we issued to D4 Holdings a warrant, exercisable for ten years, to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.02 per share.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of December 31, 2013, was equal to approximately $1,173,000. In addition, beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice.

In July 2012 we began making the $15,000 monthly payment, however due to our financial condition we suspended making the monthly payments of the unpaid commissions and the current commissions in April 2013 with the oral consent of ACN and ACN Europe. We do not know when we will resume making such payments again, and there is no assurance that we will be able to do so in the near future (if at all) or that until such time ACN and ACN Europe will continue to consent to our not making any such required payments and not exercise any rights they may have under our respective agreements with them or under applicable law. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

As of December 31, 2013, we had negative working capital equal to approximately $7.5 million as well as negative stockholders’ equity equal to approximately $7.4 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash in the near term.

We believe that, unless we are able to increase revenues and generate additional cash, our current cash and cash equivalents will not satisfy our current projected cash requirements beyond the foreseeable future. As a result, there is substantial doubt about our ability to continue as a going concern.

In addition, unless we are able to increase revenues and generate additional cash, based on currently projected cash flows we believe that we will be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due, and beginning January 2013 we suspended making scheduled interest payments with the oral consent of D4 Holdings. On January 2, 2014, we did not repay to D4 Holdings the outstanding principal and interest due under the First Loan Agreement, which constituted an event of default thereunder and a cross-default under all our other loan agreements with D4 Holdings, following which we and our subsidiaries entered into the Forbearance Agreement with D4 Holdings. In the event we are unable to resume making interest payments and to pay the outstanding principal when due following the termination of the Forbearance Agreement, if D4 Holdings is not willing to waive compliance or otherwise modify our obligations such that we are able to avoid defaulting on such obligations, because D4 Holdings has a lien on all of our assets to secure our obligations under the loan agreements it could take actions under the loan agreements and seek to take possession of or sell our assets to satisfy our obligations thereunder. Any of these actions would likely have an immediate material adverse effect on our business, financial condition or results of operations.

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. In addition, in December 2013 we instituted an additional, smaller reduction in force. As of December 31, 2013, we had 22 full time employees.

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

Obligations and Commercial Commitments

The following table sets forth our future contractual obligations and commercial commitments in total, for each of the next five years and thereafter:

	Payments due by period (in thousands of dollars)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Real estate leases	838	168	335	335
Auto leases	109	57	52	-	-
Unpaid commission to a related party	1,088	-	1,088	-	-
Re-payment of long-term loan	5,241	5,241	-	-	-
Total	7,276	5,466	1,475	335	-

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements required by this Item are set forth in Item 15 of this Annual Report.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated internal control over financial reporting by the Company using the framework for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.

Based on this assessment, management concluded that internal controls over financial reporting were effective as of December 31, 2013.  In connection with this assessment, no material weaknesses in the Company’s internal control over financial reporting were identified by management. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as management's report is not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this Annual Report.

(c)   Changes in Internal Controls.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

On March 28, 2014, we and our subsidiaries entered into the Forbearance Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to forbear from taking any enforcement action under our loan agreements with D4 Holdings resulting from our failure to meet our repayment obligations under the First Loan Agreement until the earliest of (i) December 31, 2014, (ii) repayment in full of all obligations under the First Loan Agreement, (iii) the occurrence of any breach of our obligations under the Forbearance Agreement, or (iv) the occurrence of any additional default under our loan agreements with D4 Holdings.  In connection with the Forbearance Agreement, we issued to D4 Holdings a warrant, exercisable for ten years, to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.02 per share.

Our company is majority-owned by D4 Holdings.  The ultimate ownership of D4 Holdings includes owners of ACN.  Each of Robert Stevanovski, Anthony Cassara and David Stevanovski, members of our Board of Directors, is a principal of D4 Holdings.  Colleen Jones, a member of our Board of Directors, serves as general counsel to D4 Holdings and is an officer of ACN.   As a result, each of these individuals and D4 Holdings may be deemed to have a direct or indirect interest in the transactions contemplated by the Forbearance Agreement and the warrant.  In accordance with our Audit Committee Charter, the Forbearance Agreement and the warrant and the transactions contemplated thereby were approved by the Audit Committee, which includes those directors who are not affiliated with D4 Holdings.

The foregoing description of the Forbearance Agreement and the warrant does not purport to be a complete summary and is qualified in its entirety by reference to the full texts of the Forbearance Agreement and the warrant, each of which is filed as an exhibit to this Annual Report.

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

Robert Stevanovski, 50.  Mr. Stevanovski has served as a director and Chairman of the Board since February 2009.  He is one of the co-founders of ACN and has served as Chairman of ACN since its founding in 1993. Mr. Stevanovski has served as a director of WorldGate since April 2009.  He is the brother of David Stevanovski, also a member of the Board.  Mr. Robert Stevanovski’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of the telecommunications and multi-level marketing industries, outside board experience with WorldGate and extensive business and management experience as co-founder and Chairman of ACN.

Anthony J. Cassara, 59.  Mr. Cassara has served as a director since February 2009. Mr. Cassara founded and has served as President of Cassara Management Group, Inc., a privately held business counseling practice focused on the telecommunications industry, since October 2000. Prior to founding Cassara Management Group, Mr. Cassara was President of the Carrier Services division at Frontier Corporation and later at Global Crossing Ltd. from October 1999 to December 2000. Mr. Cassara served as a member of the board of directors of MPower Holding Corporation from May 2002 to August 2006; Teleglobe International Holdings Ltd. from February 2004 to February 2006; Eschelon Telecom Inc. from November 2002 to December 2004; and has served as a director of WorldGate since April 2009.  Mr. Cassara’s areas of relevant experience, qualifications, attributes or skills include telecommunications and information services; senior leadership roles in global telecommunications companies; public company board experience, corporate finance, and financial reporting.

David Stevanovski, 47.  Mr. Stevanovski has served as a director since March 2009.  He has served in a number of positions at ACN, and currently serves as Vice President. Mr. Stevanovski has served as a director of WorldGate since April 2009. Mr. Stevanovski is the brother of Robert Stevanovski.   Mr. David Stevanovski’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of the telecommunications and multi-level marketing industries, outside board experience with WorldGate, and extensive business and management experience at ACN.

Colleen R. Jones, 52. Ms. Jones has served as a director since February 2011. She has served as ACN's chief legal officer since 2003, and is presently its executive Vice President, Global Counsel and Secretary. She has served as general counsel to D4 Holding since its formation in 2009.   Ms. Jones has served as a director of WorldGate since February 2011.  Ms. Jones has practiced law for over 25 years, serving as chief legal officer in corporations and as a partner at large international law firms.  Her areas of relevant experience, qualifications, attributes or skills include legal expertise in general corporate and commercial domestic and international transactional work for both publicly- and privately-held companies, extensive knowledge of the telecommunications and technology sectors, management experience at ACN, and public company corporate governance.

Lior Samuelson, 65.  Mr. Samuelson served as Chairman of the Board from January 2008 until February 2009, and has served as a director of deltathree since August 2001. Mr. Samuelson has served as the Chairman of the Board of Commtouch Software Ltd., a provider of internet security technology, since January 1, 2011, and as a director at Commtouch since August 2, 2010. Since August 1999, Mr. Samuelson has served as a Co-Founder and Principal of Mercator Capital, and served as a director of Mercator Partners Acquisition Corp. from January 2005 to December 2007. His experience includes advising clients in the technology, communications and consumer sectors on mergers, acquisitions and private placements. From March 1997 to August 1999, Mr. Samuelson was the President and Chief Executive Officer of PricewaterhouseCoopers Securities. Prior to that, he was the President and Chief Executive Officer of The Barents Group, a merchant bank specializing in advising and investing in companies in emerging markets. Mr. Samuelson was also the Co-Chairman of Peloton Holdings, a private equity management company. Before that, he was a managing partner with KPMG and a senior consultant at Booz, Allen & Hamilton.  Mr. Samuelson’s areas of relevant experience, qualifications, attributes or skills include extensive experience in finance and investment banking, public company board experience, financial reporting, and his long history of service to deltathree and knowledge of its operations.

J. Lyle Patrick, 61.  Mr. Patrick has served as a director since March 2009. Mr. Patrick is currently a financial consultant and has served as chief financial officer of a number of telecommunications companies, including, most recently, First Communications, Inc., a provider of high-capacity metro and long-haul fiber network services as well as voice and data services across the Midwest and Mid-Atlantic United States, from March 2009 to December 2011, US LEC, a competitive telecommunications company, from June 2005 to March 2007, and MetroPCS, a wireless communications provider, from May 2004 to March 2005.  Mr. Patrick is a Certified Public Accountant.  Mr. Patrick’s areas of relevant experience, qualifications, attributes or skills include extensive accounting for public companies, with particular experience in the telecommunications industry, and financial reporting.

Donna Reeves-Collins, 53. Ms. Reeves-Collins has served as a director since October 2012. Ms. Reeves-Collins has served as Managing Director at Rich Products Corporation since December 2007, and as the Chairwoman of the Board of Directors of Axcess Ontario since February 2013. She joined Rich Products following its signing of a joint venture development agreement with Cole & Parks, a bakery café restaurant which develops unique food products that was founded by Ms. Reeves-Collins in November 2003 and where Ms. Reeves-Collins has served as CEO since its inception. Prior to founding Cole & Parks, Ms. Reeves-Collins served in a number of positions at Frontier Corporation, including Senior Vice President of Sales, President of Sales for the Western Region and President and COO of a joint venture with Verizon Wireless. Following Frontier's acquisition by Global Crossing in 1999, Ms. Reeves-Collins served as the Senior Vice President of Sales – Media & Entertainment for Global Crossing through 2001.

Executive Officers and Key Employees

Set forth below is a brief description of the present and past business experience of each of the persons who currently serve as our executive officers or key employees.

Efraim Baruch, 38, Chief Executive Officer, President and Senior Vice President of Operations and Technology. In October 2010, Mr. Baruch became our Chief Executive Officer and President, having been named our interim Chief Executive Officer and President in December 2008. In January 2007, Mr. Baruch became our Senior Vice President of Operations and Technology. Mr. Baruch has been with deltathree since 1998. Mr. Baruch began working in deltathree as an engineer in the Network Operations Center, and soon after specialized in the management of data networks and security in our Wide Area Network department.

Yochai Ozeri, 37, Director of Finance and Treasurer. Prior to assuming the positions of Director of Finance and Treasurer in January 2012, Mr. Ozeri served as our Assistant Controller from July 2007 to March 2008, as Finance Manager from April 2008 to July 2009 and as Controller from August 2009 until the present. Prior to joining our company, Mr. Ozeri served as a senior auditor at Kost, Forer, Gabbay & Kasierer, a member firm of Ernst & Young International, in its technology practice group. Mr. Ozeri is a Certified Public Accountant.

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

The Board had four regular meetings during 2013. Each incumbent member of the Board participated in at least 75% of the aggregate of all Board and committee (for such committees on which the director served) meetings held during the period for which he was a director or member of such committee. None of our directors attended our 2013 Annual Stockholder Meeting. The Board has established an Audit Committee and a Compensation Committee. The functions of the committees and their current members are set forth below.

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

For all potential candidates, the Board considers a number of factors, such as the extent to which the candidate’s knowledge and experience would fill a need in the Board and help complement the other directors, a candidate’s personal integrity and sound judgment, independence, knowledge of the industry in which we operate, possible conflicts of interest, and concern for the long-term interests of our stockholders. In addition, although the Company does not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the Board will consider diversity in the context of the Board as a whole and takes into account the personal characteristics (gender, ethnicity and age), skills and experience, qualifications and background of current and prospective directors diversity as one factor in identifying and evaluating potential director candidates.  In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at our 2014 Annual Meeting of Stockholders using the procedures set forth in the Company's Amended and Restated By-laws, it must follow the procedures described under “Nomination of Directors” in our Amended and Restated By-laws. If a stockholder wishes simply to propose a candidate for consideration as a nominee by our Board, it should submit any pertinent information regarding the candidate to the Chairman of the Board by mail care of our Secretary at 26 Avenue at Port Imperial, Suite #407, West New York, New Jersey 07093.

Compensation Committee.  The Compensation Committee is responsible for:

•	evaluating our compensation policies;
•	determining executive compensation, and establishing executive compensation policies and guidelines; and
•	administering our stock option and compensation plans.

As part of these responsibilities, the Compensation Committee determines the compensation of our Chief Executive Officer, and conducts its decision making process with respect to this issue without the presence of the Chief Executive Officer. The Compensation Committee had one formal meeting and additional informal meetings and discussions during 2013.  The Compensation Committee has a charter, a copy of which is available to our stockholders at the Corporate Governance section of our website located at www.deltathree.com. The Compensation Committee is composed of Lior Samuelson (Chairman), J. Lyle Patrick and Donna Reeves-Collins.

Audit Committee.  The Audit Committee is responsible for:

•	recommending to the Board the appointment of the firm selected to serve as our independent auditors and monitoring the performance of such firm;
•	reviewing and approving the scope of the annual audit and evaluating with the independent auditors our annual audit and annual financial statements;
•	reviewing with management the status of internal accounting controls;;
•	evaluating issues having a potential financial impact on us which may be brought to the Audit Committee’s attention by management, the independent auditors or the Board;
•	evaluating our public financial reporting documents; and
•	reviewing the non-audit services to be performed by the independent auditors, if any, and considering the effect of such performance on the auditor's independence.

The Audit Committee had four meetings during 2013.  The Audit Committee has a charter, a copy of which is available to our stockholders at the Corporate Governance section of our website located at www.deltathree.com. The Audit Committee is composed of J. Lyle Patrick (Chairman), Lior Samuelson and Donna Reeves-Collins. The Board of Directors has determined that each of Mr. Patrick, Mr. Samuelson and Ms. Reeves-Collins meets the requirements of the applicable Securities and Exchange Commission rules for membership on the Audit Committee, including Rule 10A-3(b) under the Exchange Act and is “independent” as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules.  The Board has also determined that Mr. Patrick qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

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

Code of Conduct and Ethics

On March 25, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of deltathree, including our principal executive officer, principal financial and accounting officer and controller. There were no changes made to the Corporate Code of Conduct and Ethics during 2013. The text of the Corporate Code of Conduct and Ethics is posted on the Corporate Governance section of our website at www.deltathree.com and will be made available to stockholders without charge, upon request, in writing to the Secretary at 26 Avenue at Port Imperial, Suite #407, West New York, New Jersey 07093. We intend to post on our website any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer, principal financial and accounting officer and controller. We have all of our new employees certify that they have read and understand our Corporate Code of Conduct and Ethics, and, periodically, we also ask our existing employees to certify that they have reviewed our Corporate Code of Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation accrued during the fiscal years ended December 31, 2012 and 2013 to (1) all individuals who served as our Chief Executive Officer during any part of 2013 and (2) one executive officer whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2013. These executive officers are referred to in this Annual Report as our “named executive officers”. We did not have any other executive officer whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Effi Baruch,
Chief Executive Officer, President and Senior Vice	2013	187,723	-	31,229	261,242	480,194
President of Operations and Technology (principal executive officer)	2012	184,712	-	31,229	243,254	459,195

Yochai Ozeri,	2013	93,345	-	2,167	53,017	148,529
Director of Finance and Treasurer	2012	86,793	-	2,167	47,611	136,571

(1)	Represents the aggregate grant date fair value calculated in accordance with ASC 718-10 in connection with the issuance of the applicable restricted stock or restricted unit award or option award. For a detailed discussion of the assumptions made in the valuation of stock awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report.

Employment Agreement with Mr. Effi Baruch

We currently have an employment agreement with Mr. Baruch, our Chief Executive Officer, President and Senior Vice President of Operations and Technology.  The agreement became effective on December 9, 2008, and was amended as of March 17, 2009, October 20, 2009, October 27, 2010, and August 17, 2011.  Mr. Baruch receives a base salary of $180,735.60 per year, which is adjusted as of January 15 each year by the percentage change in the Cost of Price Index during the preceding year. Mr. Baruch is entitled to receive an annual bonus under our then-applicable bonus plan equal to up to three (3) months’ salary based on performance criteria that will be agreed upon by him and the Board of Directors. In the event of termination of the agreement, the terminating party is required to provide the other party 90 days’ written notice unless the Company terminates the agreement for cause, in which case the Company is required to provide such written notice required by applicable law.  In the event the Company terminates the agreement without cause, Mr. Baruch shall be entitled to receive a lump sum payment equal to his then-current monthly base salary multiplied by three, subject to Mr. Baruch executing a general release of all claims to the maximum extent permitted by law. However, if Mr. Baruch is offered and accepts employment in any other position with our company or any subsidiary or affiliate, we will not be required to make any such severance payment.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information with respect to stock options and unvested stock awards outstanding as of December 31, 2013, for each of the named executive officers.

Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Effi Baruch	3/30/2008	250,000		-		0.15	3/30/2018
	5/6/2009	100,000		-		0.14	5/6/2019
	9/15/2009	500,000	(2)	-		0.41	9/15/2019
	10/19/2010	243,750		81,250	(3)	0.27	10/19/2020
	9/26/2011	250,000		250,000	(4)	0.03	9/26/2021
	5/24/2012	125,000		375,000	(5)	0.03	5/24/2022

Yochai Ozeri	3/30/2008	20,000		-		0.15	3/30/2018
	5/6/2009	15,000		-		0.14	5/6/2019
	9/15/2009	150,000	(6)	-		0.41	9/15/2019
	10/19/2010	75,000		25,000	(7)	0.27	10/19/2020
	9/26/2011	75,000		75,000	(8)	0.03	9/26/2021
	5/24/2012	37,500		112,500	(9)	0.03	5/24/2022

(1)	For a better understanding of this table, we have included an additional column showing the grant date of the stock options. Subject to the terms and conditions contained in any award agreement between the Company and the holder of any such award, in the event of a change of control of the Company the outstanding stock options granted under our 2009 Stock Incentive Plan or our Amended and Restated 2004 Stock Incentive Plan, as applicable, will not accelerate and become immediately vested and exercisable unless otherwise determined by the Compensation Committee.
(2)	Options to purchase 125,000 shares vested and became exercisable on each of September 15, 2010, 2011, 2012 and 2013.
(3)	Options to purchase 81,250 shares vested and became exercisable on October 19, 2011, 2012 and 2013, and options to purchase 81,250 shares vest and become exercisable on October 19, 2014.
(4)	Options to purchase 125,000 shares vested and became exercisable on each of September 15, 2012 and 2013, and options to purchase 125,000 shares vest and become exercisable on each of September 15, 2014 and 2015.
(5)	Options to purchase 125,000 shares vested and became exercisable on May 24, 2013, and options to purchase 125,000 shares vest and become exercisable on each of May 24, 2014, 2015 and 2016.
(6)	Options to purchase 37,500 shares vested and became exercisable on each of September 15, 2010, 2011, 2012 and 2013.
(7)	Options to purchase 25,000 shares vested and became exercisable on each of October 19, 2011, 2012 and 2013, and options to purchase 25,000 shares vest and become exercisable on October 19, 2014.
(8)	Options to purchase 37,500 shares vested and became exercisable on each of September 26, 2012 and 2013, and options to purchase 37,500 shares vest and become exercisable on each of September 26, 2014 and 2015.
(9)	Options to purchase 37,500 shares vested and became exercisable on May 24, 2013, and options to purchase 37,500 shares vest and become exercisable on each of May 24, 2014, 2015 and 2016.

Director Compensation

The following table shows the total compensation earned for services performed for us by each member of our Board of Directors during the fiscal year ended December 31, 2013.

Name	Fees Earned in Cash ($)		Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Robert Stevanovski	-	(2)	-	-	-
Anthony Cassara	20,000	(3)	25,900	-	45,900
David Stevanovski	-	(2)	-	-	-
Lior Samuelson	40,000	(4)	139,020	-	179,020
J. Lyle Patrick	45,000	(5)	25,900	-	70,900
Colleen Jones	20,000	(3)	10,414	-	30,414
Donna Reeves-Collins	30,000	(6)	9,865	-	39,865

(1)	Represents the aggregate grant date fair value, calculated in accordance with ASC 718-10, of options to purchase shares of the Common Stock that were granted in prior years to each of Lior Samuelson, Anthony Cassara, J. Lyle Patrick and Colleen Jones. The grants were made pursuant to the 2009 Stock Incentive Plan. Each of Robert Stevanovski and David Stevanovski elected to waive their right to receive such grant. For a detailed discussion of the assumptions made in the valuation of stock awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report.
(2)	Each of Robert Stevanovski and David Stevanovski elected to waive their right to receive compensation for their services to the Company. This election is revocable by each of Messrs. R. Stevanovski and D. Stevanovski at any time.
(3)	Represents $20,000 earned by each of Mr. Cassara, Ms. Jones for their respective service as a director.
(4)	Represents $20,000 earned by Mr. Samuelson for his services as a director, $5,000 for his services as a member of the Audit Committee and, $15,000 for his services as the Chairman of the Compensation Committee.
(5)	Represents $20,000 earned by Mr. Patrick for his services as a director, $20,000 for his services as Chairman of the Audit Committee and $5,000 for his services as a member of the Compensation Committee
(6)	Represents $20,000 earned by Ms. Reeves-Collins for her services as a director, $5,000 for her services as member of the Audit Committee and $5,000 for her services as a member of the Compensation Committee.

Director Compensation Policy

In May 2009, the Board of Directors approved the following annual cash compensation for our directors effective as of April 1, 2009:

•	each director receives cash compensation of $20,000;
•	the Chairman of the Audit Committee receives additional cash compensation of $20,000;
•	the Chairman of the Compensation Committee receives additional cash compensation of $15,000 and
•	each non-Chairman committee member receives additional cash compensation of $5,000.

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

On December 31, 2013, each of our directors who have not elected to waive their right to receive compensation for their services to the company executed a letter agreement with us. Pursuant to the letter agreement each of those directors agreed, effective January 1, 2014, to defer receipt of payment of fifty percent of the amounts otherwise payable to them in cash by us in connection with their respective service as a member of our Board of Directors and chairmanship or membership fees otherwise payable in connection with their respective service on the committees of our Board during the period covered by the agreement. The deferred payments do not include stock-based compensation paid or payable to them or reimbursement for expenses incurred by them, and are to be paid by us to them in a lump sum by December 31, 2014. In the event of a Change of Control (as defined in our 2009 Stock Incentive Plan), we are required to pay the deferred payments in a lump sum within 30 days thereafter. Each of the letter agreements is terminable by either us or the respective directors upon 30 days written notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 24, 2014, there were 72,311,025 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have no other securities, voting or nonvoting, outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of March 12, 2014, by:

•	each person whom we know beneficially owns more than 5% of the common stock;
•	each of our directors individually;
•	each of our named executive officers individually; and
•	all of our current directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of March 12, 2014, pursuant to the exercise of options or the vesting of restricted stock or restricted units are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

	Number	Percentage (1)
	Shares of Common Stock Beneficially Owned
Principal Stockholders:
D4 Holdings, LLC (2)	114,000,000	77.4%

Abraham Ziv-Tal (3)	9,954,100	13.8%
4 Hanurit Street Rishpon, Israel 49615

Executive Officers and Directors:
Effi Baruch (4)	1,523,750	*
Yochai Ozeri (5)	378,500	*
Robert Stevanovski (2)	114,000,000	77.4%
Anthony Cassara (6) (7)	114,250,000	77.6%
Lior Samuelson (8)	762,000	1.0
David Stevanovski (6)	114,000,000	77.4%
J. Lyle Patrick (7)	250,000	*
Colleen Jones (9)	125,000	*
Donna Reeves-Collins (10)	25,000
All directors and executive officers as a group (10 persons) (10)	117,038,250	80.0%

*	Less than 1%.
(1)	Percentage of beneficial ownership is based on 72,311,025 shares of common stock outstanding as of March 24, 2014.
(2)	Ownership is based on a Schedule 13D/A filed November 19, 2012, by D4 Holdings, Manna Holdings, Praescient, LLC (“Praescient”) and Robert Stevanovski and includes (a) 39,000,000 shares of common stock, (b) 55,000,000 shares of common stock issuable under warrants held by D4 Holdings and (c) 20,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note held by D4 Holdings. For a description of the Convertible Note, see Part I, Item 1. “Business – Transactions with D4 Holdings.” Robert Stevanovski is the manager of Praescient, which serves as the sole manager of D4 Holdings and as the managing member of Manna Holdings. Manna Holdings is the sole member of D4 Holdings. As such, Mr. Stevanovski, Praescient and Manna Holdings may be deemed to beneficially own the securities reported in the table. Each of Mr. Stevanovski, Praescient and Manna Holdings disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of such person’s pecuniary interest therein.
(3)	Ownership is based on a Form 4 filed April 1, 2011.
(4)	Includes (a) options to purchase 1,468,750 shares of common stock and (b) 55,000 shares of common stock.
(5)	Includes (a) options to purchase 372,500 shares of common stock and (b) 6,000 shares of common stock.
(6)

Includes the following securities: (a) 39,000,000 shares of common stock, (b) warrants to purchase 55,000,000 shares of common stock and (c) 20,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note.  Each of Anthony Cassara and David Stevanovski beneficially owns a membership interest in Manna Holdings, which is the sole member of D4 Holdings. As such, each of Messrs. Cassara and Stevanovski may be deemed to beneficially own the securities reported herein and owned directly by D4 Holdings.  Each of Messrs. Cassara and Stevanovski disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of his pecuniary interest therein.

(7)	Includes options to purchase 250,000 shares of common stock.
(8)	Includes (a) options to purchase 590,000 shares of common stock and (b) 152,000 shares of common stock.
(9)	Includes options to purchase 125,000 shares of common stock.
(10)	Includes options to purchase 25,000 shares of common stock.
(11)	Includes (a) 39,207,000 shares of common stock, (b) options to purchase 2,831,250 shares of common stock, (c) warrants to purchase 55,000,000 shares of common stock and (d) 20,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note held directly (or deemed to be beneficially owned) by all of our current directors and executive officers as a group.

Equity Compensation Plan Information

 The following table provides certain aggregate information with respect to shares of our common stock that may be issued under our equity compensation plans in effect as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	11,010,000	$0.157	8,990,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	11,010,000	$0.157	8,990,000

(1)	These plans consist of our Amended and Restated 2004 Stock Incentive Plan and Amended and Restated 2006 Non-Employee Director Stock Plan, which were terminated except with respect to outstanding options previously granted thereunder, and our 2009 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As described above under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, D4 Holdings beneficially owns an aggregate of approximately 77.4% of our common stock (which includes 39,000,000 shares of common stock, warrants to purchase 55,000,000 shares of our common stock, and 20,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note.  The ultimate ownership of D4 Holdings includes owners of ACN, Inc.  Each of Robert Stevanovski, Anthony Cassara and David Stevanovski, members of the Company’s Board of Directors, is a principal of D4 Holdings.   As a result, each of these individuals and D4 Holdings may be deemed to have a direct or indirect interest in the transactions contemplated by the Purchase Agreement and the Investor Rights Agreement, and the Loan Agreements, described above under “Item 1. Business - Transactions with D4 Holdings”.

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

The following table sets forth the revenue we recognized from the agreements described above, for the periods presented:

	2013	2012
ACN Korea	$491,000	$331,000

The following table details the commission paid and accrued to our affiliates in connection with our sales agreements, for the periods presented:

	2013	2012
ACN Mobile World	$315,000	$476,000
ACN Europe	221,000	506,000
Total	$536,000	$982,000

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co. for the audit of the Company's annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by Brightman Almagor Zohar & Co. during those periods.

	2013	2012
Audit fees	$66,000	$66,000
Audit-related fees	-	-
Tax fees	8,000	-
All other fees	-	-
Total	$74,000	$66,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Effi Baruch	Chief Executive Officer, President and Senior	March 31, 2014
Effi Baruch	Vice President of Operations and Technology (Principal Executive Officer)

/s/ Yochai Ozeri	Director of Finance and Treasurer (Principal	March 31, 2014
Yochai Ozeri	Financial Officer and Principal Accounting Officer)

/s/ Robert Stevanovski	Chairman of the Board of Directors	March 31, 2014
Robert Stevanovski

/s/ Anthony Cassara	Director	March 31, 2014
Anthony Cassara

/s/ David Stevanovski	Director	March 31, 2014
David Stevanovski

/s/ Colleen Jones	Director	March 31, 2014
Colleen Jones

/s/ Lior Samuelson	Director	March 31, 2014
Lior Samuelson

/s/ J. Lyle Patrick	Director	March 31, 2014
J. Lyle Patrick

/s/ Donna Reeves-Collins	Director	March 31, 2014
Donna Reeves-Collins

EXHIBIT INDEX

The following documents are filed as exhibits to this Annual Report on Form 10-K or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit Number	Description
3.1	Form of the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference from our Annual Report on Schedule 14A filed on April 30, 2002).

3.2	Form of the Company’s Amended and Restated By-laws (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

4.1	Specimen Certificate of Common Stock (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.2	Convertible Promissory Note, dated March 2, 2011, by deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. in favor of D4 Holdings, LLC in a principal amount of $1,600,000 (incorporated by reference from our Current Report on Form 8-K filed on March 3, 2011).

4.3	Promissory Note, dated September 12, 2011, by deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. in favor of D4 Holdings, LLC in a principal amount of $300,000 (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2011).

10.1	2004 Non-Employee Director Stock Option Plan (incorporated by reference from our registration statement on Form S-8 (Registration No. 333-122242)).+

10.2	First Amendment to the deltathree, Inc. 2004 Non-Employee Director Stock Option Plan, dated as of December 20, 2005 (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K filed on December 21, 2005).+

10.3	Form of Option Agreement Pursuant to 2004 Non-Employee Director Stock Option Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2005).+

10.4	deltathree, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 19, 2008).+

10.5	deltathree, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 19, 2008).+

10.6	Form of Option Agreement Pursuant to 2004 Stock Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2005).+

10.7	Form of Restricted Unit Agreement Pursuant to 2004 Stock Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2008).+

10.8	deltathree, Inc. 2009 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 22, 2009).+

10.9	Form of deltathree, Inc. 2009 Stock Incentive Plan Incentive Stock Option Grant Agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

10.10	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement (for U.S. taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.11	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement under Section 102(b)(2) of the Israeli Income Tax Ordinance (for Israeli taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.12	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement under Section 3(i) of the Israeli Income Tax Ordinance (for Israel taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.13	Form of deltathree, Inc. 2009 Stock Incentive Plan Restricted Stock Award Agreement (for U.S. taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.14	Form of deltathree, Inc. 2009 Stock Incentive Plan Restricted Stock Award Agreement (for Israeli taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.15	Letter Amendment, dated as of April 1, 2012, between deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. and LKN Communications, Inc., doing business as ACN, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2012).

10.16	Third Amendment to Loan and Security Agreements, dated as of November 13, 2012, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2012).

10.17	Amendment to Warrant Agreements, dated as of November 13, 2012, by and among deltathree, Inc. and D4 Holdings, LLC. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2012).

10.18	Warrant, dated November 13, 2012, between deltathree, Inc., and D4 Holdings, LLC. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2012).

10.19*	Assignment and Assumption of Rights, Duties and Interests Agreement, dated as of February 7, 2013 between deltathree, Inc. and ACN Digital Phone Services, Inc.

10.20*	Form of Letter Agreement regarding deferral of certain cash compensation between deltathree, Inc. and certain of its directors.

10.21*	Forbearance Agreement, dated as of March 28, 2014, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC.

10.22*	Warrant, dated March 28, 2014, between deltathree, Inc., and D4 Holdings, LLC.

21.1*	Subsidiaries of deltathree, Inc.

23.1*	Consent of Brightman Almagor Zohar & Co.

31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.**

101.SCH*	XBRL Taxonomy Extension Schema Document.**

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.
+	Indicates management contract or compensatory plan, contract or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference.

Brightman Almagor Zohar 1 Azrieli Center Tel Aviv 67021 P.O.B. 16593, Tel Aviv 61164 Israel Tel: +972 (3) 608 5555 Fax: +972 (3) 609 4022 info@deloitte.co.il www.deloitte.co.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of deltathree, Inc.

We have audited the accompanying consolidated balance sheets of deltathree, Inc. ("the Company") and its subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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
March 30, 2014

DELTATHREE, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$158	$362
Restricted cash and short-term investments (Note 3)	34	56
Accounts receivable, net (Note 4)	541	599
Prepaid expenses and other current assets (Note 5)	271	193
Inventory	22	47
Total current assets	1,026	1,257

Property and equipment, net (Note 6)	164	245
Deposits	87	80

Total assets	$1,277	$1,582
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	2,270	1,573
Deferred revenues	203	494
Short-term loan from a related party	4,960	499
Other current liabilities (Note 7)	1,116	964
Total current liabilities	8,549	3,530

Long-term liabilities:
Severance pay obligations (Note 8)	105	97
Long-term loan from a related party, net of current portion (Note 2(w))	-	3,602
Total long-term liabilities	105	3,699
Total liabilities	8,654	7,229

Commitments and contingencies (Note 9)

Stockholders’ deficiency (Note 10):
Share capital:
Common stock, par value $0.001 per share; authorized 225,000,000 shares; issued and outstanding: 72,273,525 at December 31, 2013 and December 31, 2012, respectively.	72	72
Additional paid-in capital	177,315	177,227
Accumulated deficit	(184,764)	(182,946)
Total stockholders’ deficiency	(7,377)	(5,647)

Total liabilities and stockholders’ deficiency	$1,277	$1,582

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

	2013	2012	2011
Revenues:	$16,085	$13,684	$10,535

Costs and operating expenses:
Cost of revenues (exclusive of $111, $96 and $123
depreciation included in a separate line below, respectively)	12,926	8,812	7,288
Research and development expenses (Note 11)	1,200	1,194	1,492
Selling and marketing expenses	1,278	2,031	1,970
General and administrative expenses	1,421	1,411	1,213
Accrual for (recovery of) contingency	-	-	(53)
Accrual for commercial rent tax	-	-	300
Depreciation and amortization	145	148	180

Total costs and operating expenses	16,970	13,596	12,390

Income (loss) from operations	(885)	88	(1,855)
Interest expense, net (Note 12)	(898)	(1,656)	(1,185)
Loss before income taxes	(1,783)	(1,568)	(3,040)
Income taxes (Note 13)	35	11	11
Net loss	$(1,818)	$(1,579)	$(3,051)
Net loss per share-basic and diluted	$(0.03)	$(0.02)	$(0.04)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,273,525	72,231,942

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

($ in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at January 1, 2011	72,243,971	72		174,684	(178,316)	(3,560)
Vesting of restricted shares	29,554	–	*			-
Issuance of debt containing beneficial conversion feature				1,916		1,916
Stock-based compensation				293		293
Loss for the year					(3,051)	(3,051)
Balance at December 31, 2011	72,273,525	72		176,893	(181,367)	(4,402)
Issuance of a warrant containing beneficial conversion feature				207		207
Stock-based compensation				127		127
Loss for the year					(1,579)	(1,579)
Balance at December 31, 2012	72,273,525	72		177,227	(182,946)	(5,647)
Stock-based compensation				88		88
Loss for the year					(1,818)	(1,818)
Balance at December 31, 2013	72,273,525	72		177,315	(184,764)	(7,377)

* Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(1,818)	$(1,579)	$(3,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated interest on short-term loan	590	288	281
Depreciation and amortization	145	148	180
Amortization related to convertible notes	169	887	768
Tax provision	-	-	(158)
Stock-based compensation	88	127	293
Liability for severance pay, net	8	(15)	(40)
Provision for losses on accounts receivable	-	(31)	-
Exchange rates differences on deposits, net	(7)	(2)	2
Accrual for commercial rent tax	-	-	300
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	58	(153)	397
(Increase) decrease in prepaid expenses other current assets	(78)	31	(39)
Decrease (increase) in inventory	25	(1)	(21)
Increase (decrease) in accounts payable	697	104	(85)
(Decrease) in deferred revenues	(291)	(28)	(137)
Increase (decrease) in other current liabilities	152	134	(796)
	1,556	1,489	945
Net cash (used in) operating activities	(262)	(90)	(2,106)

Cash flows from investing activities:
Purchase of property and equipment	(64)	(58)	(117)
Release of restricted cash and short-term investments, net	22	296	36
Net cash (used in) provided by investing activities	(42)	238	(81)

Cash flows from financing activities:
Payment of capital leases	-	-	(7)
Short-term loan from a related party	100	-	2,100
Net cash provided by financing activities	100	-	2,093

Increase (decrease) in cash and cash equivalents	(204)	148	(94)
Cash and cash equivalents at beginning of year	362	214	308
Cash and cash equivalents at end of year	158	362	214

Supplemental disclosures of cash flow information:
Cash paid for:
Taxes	35	316	46
Interest on long-term loan from a related party	-	278	127
Total payments	35	594	173

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

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  The Company and its subsidiaries have entered into four loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings has agreed to provide the Company with loans in the aggregate principal amount of $4,100,000.  The initial Loan and Security Agreement was entered into on March 1, 2010, and the Company has drawn the maximum principal amount available under the initial Loan and Security Agreement.  On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings with a maximum principal amount of $1,000,000, and the Company has drawn the maximum principal amount available under the Second Loan Agreement.  In connection with the Second Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $0.1312 per share. On March 2, 2011, the Company and its subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by the Company in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the Company’s common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with the Company’s entering into the Third Loan Agreement, D4 Holdings and the Company entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and then subsequently extended by oral agreement of the parties to July 1, 2012, and subsequently orally extended again to January 2, 2014, pending the parties finalizing and entering into a formal amendment. In connection with the Third Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.096 per share. The Company has drawn the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of the Company’s common stock. On September 12, 2011, the Company and its subsidiaries entered into the Fourth Loan and Security Agreement, or the “Fourth Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $300,000. As of December 31, 2013, the Company had received advances in the aggregate amount of $300,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

On November 13, 2012, the Company and its subsidiaries entered into the Third Amendment to Loan and Security Agreements, or the "Third Amendment", and the Amendment to Warrant Agreements, or the "Warrants Amendment", with D4 Holdings. Pursuant to the Third Amendment and the Warrants Amendment:

•	the maturity date for repayment of principal under the First Loan Agreement was extended to January 2, 2014;
•	the maturity date for repayment of principal under the Second Loan Agreement was extended to January 2, 2015;
•	the maturity date for repayment of principal under each of the Third and Fourth Loan Agreements was extended to January 2, 2016;
•	all interest outstanding under each of the loan agreements was added to the principal amount outstanding under the respective loan agreement and the promissory notes issued pursuant to each respective loan agreement was increased by such amount; and
•	the exercise price under each of the Warrant Agreements entered into by us and D4 Holdings as of February 12, 2009, August 10, 2010, and March 2, 2011 was amended to $0.02 per share.

In connection with the extension of the maturity dates under the Third Amendment, the Company issued to D4 Holdings a Warrant, exercisable for ten years, to purchase up to 10,000,000 shares of the Company's common stock at an exercise price of $0.02 per share.

Interest payments under the First, Second and Third Loan Agreements are required to be made monthly through the maturity date of each respective loan.  In March 2012, D4 Holdings orally agreed to permit the Company to defer such monthly interest payments for periods in which its cash flows from operations were insufficient to make such payments.  However, D4 Holdings has not formally agreed to defer such interest payments for future periods.

In January 2014, the Company failed to repay the outstanding principal and accrued interest under the First Loan Agreement on its maturity date.  On March 28, 2014, the Company and its subsidiaries entered into a Forbearance Agreement with D4 Holdings, or the Forbearance Agreement, pursuant to which D4 Holdings agreed to forbear from taking any enforcement action under the Company's loan agreements with D4 Holdings resulting from the Company's failure to meet its repayment obligations under the First Loan Agreement until the earliest of (i) December 31, 2014, (ii) repayment in full of all obligations under the First Loan Agreement, (iii) the occurrence of any breach of our obligations under the Forbearance Agreement, or (iv) the occurrence of any additional default under the Company's loan agreements with D4 Holdings.  In connection with the Forbearance Agreement, the Company issued to D4 Holdings a warrant, exercisable for ten years, to purchase up to 10,000,000 shares of the Company's common stock at an exercise price of $0.02 per share.

As of December 31, 2013, the Company had negative working capital equal to approximately $7.5 million as well as negative stockholders’ equity equal to approximately $7.4 million. The Company believes it is probable that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash in the near term. The Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

The Company believes that, unless it is able to increase revenues and generate additional cash flows, its current cash and cash equivalents will not satisfy its current projected cash requirements beyond the foreseeable future. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

In addition, unless the Company is able to increase revenues and generate additional cash flows, based on currently projected cash flows the Company believes that it will be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due, and beginning January 2013 the Company suspended making scheduled interest payments with the oral consent of D4 Holdings. On January 2, 2014, the Company did not repay to D4 Holdings the outstanding principal and interest due under the First Loan Agreement, which constituted an event of default thereunder and a cross-default under all its other loan agreements with D4 Holdings, following which the Company and its subsidiaries entered into the Forbearance Agreement with D4 Holdings. In the event the Company is unable to resume making interest payments and to pay the outstanding principal when due following the termination of the Forbearance Agreement, if D4 Holdings is not willing to waive compliance or otherwise modify the Company’s obligations such that the Company is able to avoid defaulting on such obligations, because D4 Holdings has a lien on all of the Company’s assets to secure the Company’s obligations under the loan agreements it could take actions under the loan agreements and seek to take possession of or sell the Company’s assets to satisfy the Company’s obligations thereunder. Any of these actions would likely have an immediate material adverse effect on the Company’s business, financial condition or results of operations.

Due to the Company’s ongoing losses and reduction in cash, the Company initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, the Company instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. In addition, in December 2013 the Company instituted an additional, smaller reduction in force. As of December 31, 2013, the Company had 22 full-time employees.

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

i.       Revenue recognition

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

k.     Research and development expenses

Research and development expenses are expensed as incurred and consist primarily of payroll and facilities charges associated with the research and development of our current and future products.

l.      Income taxes

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

m.     Stock-based compensation

The following assumptions were used for the fiscal year 2013: dividend yield of 0.00% for all periods; risk-free interest rate of 1.2%; an expected life of 3-4 years for all periods; and a volatility rate of 200%.

n.      Restricted shares and restricted units

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

o.      Net income (loss) per share

Basic and diluted net income (loss) per share have been computed in accordance with “Earnings Per Share” [ASC 260-10] using the weighted average number of shares of common stock outstanding. Diluted earnings per share give effect to all potential dilutive issuances of shares of common stock that were outstanding during the period.

p.     Concentration of credit and business risk

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

Sales to material customers representing ten percent or more of total revenues for each of the twelve months ended December 31, 2013 and 2012, and accounts receivable as of December 31, 2013, and December 31, 2012, were as follows:

	Revenues		Accounts Receivable
Customer	For the Year Ended December 31, 2012	For the Year Ended December 31, 2012	As of December 31, 2013	As of December 31, 2012
Reseller A	68.7%	39.5%	34.4%	39.1%
Reseller B	3.7%	9.3%	13.3%	12.3%
Affiliate A	1.9%	11.3%	-	-
Service Provider A	4.3%	7.8%	17.4%	20.9%

q.      Fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term investments, current accounts receivable, accounts payable and long-term liabilities. In view of their nature, the fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying amounts.

r.      Derivatives

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

On November 13, 2012, we and our subsidiaries entered into the Third Amendment to Loan and Security Agreements, or the "Third Amendment", and the Amendment to Warrant Agreements, or the "Warrants Amendment", with D4 Holdings. Pursuant to the Third Amendment and the Warrants Amendment, we have regarded the restructured long-term debt to D4 Holdings, under the criteria of, and have accounted for the restructured long-term debt as, a troubled debt restructuring in accordance with ASC Subtopic 470-60, “Debt - Troubled Debt Restructurings by Debtors”, which requires that the gross future cash flows of principal and interest be reflected in the balance sheet.

The following is a summary of the long-term loans and the equity components:

	December 31,
	2013	2012
	($ in thousands)
Face value of the long-term loans	$5,241	$4,551
Unamortized discount	(281)	(450)
Current portion of long-term loan	(4,960)	(499)
Net carrying amount of debt component	-	3,602

The interest expenses relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	December 31,
	2013	2012
	($ in thousands)
Contractual interest coupon	590	640
Amortization of the discount on the liability components	169	887
Total interest expense on short-term loans	759	1,527

Note 3 - Restricted cash and short-term investments

As of December 31, 2013 and 2012, our total restricted cash and short-term investments was approximately $34,000 and $56,000, respectively. Restricted cash represents amounts held in certificates of deposit and money market funds to support stand-by letters of credit used as security for third party vendors as well as amounts deposited as guarantees for the Subsidiary’s office in Jerusalem and for currency hedging transactions in which the Company engages.

Note 4 - Accounts receivable, net

Accounts receivable are stated net of an allowance for doubtful accounts of approximately $508,000 at December 31, 2013 and $535,000 at December 31, 2012. Accounts receivable, net includes $142,000 and $159,000 as of December 31, 2013 and 2012, respectively, for related parties.

Note 5 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2013	2012
	($ in thousands)
Related party licenses, net	$72	$-
Government of Israel (VAT refund and other)	25	7
Deposits with suppliers	26	25
Prepaid expenses	125	110
Other	23	51
Total prepaid expenses and other current assets	$271	$193

Note 6 – Property and equipment, net

	December 31,
	2013	2012
	($ in thousands)
Telecommunications equipment	$17,205	$17,205
Furniture, fixtures and other	630	630
Leasehold improvements	797	797
Capital leases	422	422
Computers, hardware and software	9,367	9,303
	28,421	28,357

Less - accumulated depreciation	(28,257)	(28,112)
Total property and equipment, net	$164	$245

Note 7 - Other current liabilities

Other current liabilities consist of the following:

	December 31,
	2013	2012
	($ in thousands)
Accrued expenses	$147	$82
Employees and related expenses	192	199
Commercial rent tax provision	300	300
Tax liabilities	477	383
Total other current liabilities	$1,116	$964

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

Expenses relating to employee termination benefits were $113,745, $107,689 and $196,567 for the years ended December 31, 2013, 2012 and 2011, respectively.

The aggregate value of the insurance policies as of December 31, 2013 and 2012 was $901,362 and $697,113, respectively.

Note 9 - Commitments and contingencies

a.           Lease commitments

The Company leases its executive offices at 26 Avenue at Port Imperial, West New York, New Jersey, and storage and equipment space at 117 Central Avenue, Hackensack, New Jersey. The Company leases each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for 2013 was $6,000.

The Subsidiary leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  The term of the lease is until June 30, 2015. Rent expense, net, for the Subsidiary, for 2013 was $143,000.

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

The Company paid approximately $35,000 of state and local taxes and other fees during 2013.  To the extent we increase the cost of services to its customers to recoup some of the costs of compliance; this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

As of December 31, 2013, options to purchase 6,492,500 shares of Common Stock granted under the Company’s stock incentive plans were exercisable with exercise prices ranging between $0.02 and $3.20 per share.

A summary of the status of the Company’s stock incentive plans as of December 31, 2013, 2012 and 2011 and changes during the years then-ended is presented below:

	December 31, 2013		December 31, 2012		December 31, 2011
	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price
Options outstanding at beginning of year	11,334,500	$0.17	8,869,500	$0.21	7,530,333	$0.32
Granted during the year	-	-	2,570,000	0.03	4,680,000	0.04
Exercised during the year	-	-	-		-	-
Forfeited during the year	324,500	0.09	105,000	0.03	3,340,833	1.33
Outstanding at end of year	11,010,000	$0.16	11,334,500	$0.17	8,869,500	$0.21

Weighted average fair value of options granted during the year	$-		$0.03		$0.04

Additional information regarding options outstanding as of December 31, 2013, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$0.02	500,000	8.8	0.02	125,000	0.02
$0.03	5,470,000	8.1	0.03	2,230,000	0.03
$0.11 – 0.14	500,000	5.0	0.14	450,000	0.14
$0.15	540,000	4.3	0.15	540,000	0.15
$0.16	50,000	7.8	0.16	25,000	0.16
$0.18 – 0.22	600,000	6.8	0.20	525,000	0.20
$0.27	1,300,000	6.8	0.27	975,000	0.27
$0.32 – 0.386	350,000	1.8	0.376	337,500	0.376
$0.41	1,660,000	5.8	0.41	1,245,000	0.41
$2.88 – 3.20	40,000	1.3	3.00	40,000	3.00
	11,010,000		0.16	6,492,500	0.21

As of December 31, 2013, outstanding options to purchase 5,970,000 shares of Common Stock and options to purchase 2,355,000 shares of Common Stock exercisable were “in-the-money” with aggregate intrinsic values of $64,700 and $24,800, respectively.

The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of December 31, 2013, was approximately $44,000 and is expected to be recognized over a weighted-average period of two years.

c. Restricted shares of the Company’s Common Stock

During the year ended December 31, 2013, the Company did not grant restricted shares of the Company’s common stock or restricted units to purchase shares of the Company’s common stock.

Note 11 - Research and development expenses

Research and development expenses consist of the following:

	Year ended December 31,
	($ in thousands)
	2013	2012	2011
Salaries and related expenses	$876	$844	$1,177
Consulting and advisory fees	15	13	66
Travel	-	2	5
Other	309	335	244
Total research and development expenses	$1,200	$1,194	$1,492

Note 12 – Interest expense, net

Interest expense consists of the following:

	Year ended December 31,
	($ in thousands)
	2013	2012	2011
Discount of convertible notes	$169	$887	$768
Interest paid and accrued on loan from related party	694	640	413
Bank charges	29	31	39
Foreign exchange differences	6	98	(35)
Total interest expense	$898	$1,656	$1,185

Note 13 - Income taxes

a.	Provision for income taxes

No provision for income taxes was required for the years ended December 31, 2013, 2012 and 2011 due to net losses in these periods.

b.	Net operating losses

As of December 31, 2013, the Company had net operating losses generated in the U.S. and Israel of approximately $23.4 million and $4.6 million, respectively.

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

c.	In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	December 31,
	2013	2012
	($ in thousands)
Net operating losses carryforwards	$9,386	$8,790
Less valuation allowance	(9,386)	(8,790)
Net deferred tax assets	$-	$-

A valuation allowance of $9.4 million and $8.8 million is provided as of December 31, 2013 and 2012, respectively, as the realization of the deferred tax assets are not assured.

d.	Income/(Loss) before income tax for each entity:

	Year ended December 31,
	2013	2012	2011
	(US$ in thousands)
Domestic	$(1,976)	$(1,727)	$(3,301)
Foreign	158	148	250
Total	$(1,818)	$(1,579)	$(3,051)

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

	Year ended December 31,
	2013	2012	2011
		($ in thousands)
Revenues:
North America	$1,442	$3,163	$1,834
Europe	479	997	140
South America	431	788	1,448
Far East	1,100	1,592	1,772
Asia and Africa	11,557	6,710	5,127
Other	1,076	434	214
Total revenues	$16,085	$13,684	$10,535

Revenues from major customers exceeding 10% of revenues:
Master Reseller A	68.7%	39.5%	15.6%
Master Reseller B	3.7%	9.3%	27.8%
Affiliate A	1.9%	11.3%	-
Service Provider A	3.6%	5.5%	10.0%

	December 31,
	2013	2012
	($ in thousands)
Long-lived assets:
United States	148	205
Israel	11	19
Australia	5	21
Total long-lived assets	164	245

Note 15 – Related Party Transaction

The following tables below summarize our related party transactions, in thousands of dollars:

	2013	2012
Revenues generated from a related party	$491	$331

Fees and service expenses	536	982
Interest expenses	694	640
Amortization related to convertible notes	169	887

	As of December 31,
	2013	2012
Accounts receivable	$142	$159

Accounts payable	1,286	812
Current portion of long-term loan from a related party	4,960	499
Long-term loan from a related party, net of current portion	-	3,602

Related parties involved in these transactions:

•	D4 Holdings, LLC.

•	Affiliates of D4 Holdings, LLC.

Selected Quarterly Financial Information (Unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2013
Total revenues	$3,730	$4,216	$4,041	$4,098
Costs and operating expenses:
Cost of revenues	2,793	3,425	3,311	3,397
Research and development expenses	293	295	303	309
Selling and marketing expenses	393	319	291	275
General and administrative expenses	351	350	322	398
Depreciation and amortization	38	37	42	28
Total costs and operating expenses	3,868	4,426	4,269	4,407
Loss from operations	(138)	(210)	(228)	(309)
Interest expense, net	(207)	(198)	(279)	(214)
Loss before income taxes	(345)	(408)	(507)	(523)
Income taxes	11	6	3	15
Net loss	$(356)	$(414)	$(510)	$(538)
Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,273,525	72,273,525	72,273,525

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2012
Total revenues	$2,847	$3,404	$3,522	$3,911
Costs and operating expenses:
Cost of revenues	1,737	2,090	2,359	2,626
Research and development expenses	305	295	274	320
Selling and marketing expenses	502	551	467	510
General and administrative expenses	351	325	366	369
Depreciation and amortization	35	35	39	40
Total costs and operating expenses	2,930	3,296	3,505	3,865
(Loss) income from operations	(83)	108	17	46
Interest expense, net	(459)	(457)	(416)	(324)
(Loss) income before income taxes	(542)	(349)	(399)	(278)
Income taxes	-	4	2	5
Net loss	$(542)	$(353)	$(401)	$(283)
Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,273,525	72,273,525	72,273,525

