Form 10-Q
period 2014-03-31
DELTATHREE INC
filed 2014-05-13
CIK 1086740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-28063

deltathree, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4006766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Bridge Plaza, Fort Lee, New Jersey	07024
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2014, the registrant had outstanding 72,311,025 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

DELTATHREE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in thousands)

	As of March 31, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$327	$158
Restricted cash and short-term investments	4	34
Accounts receivable, net	370	541
Prepaid expenses and other current assets	224	271
Inventory	22	22

Total current assets	947	1,026

Property and equipment, net	139	164
Deposits	88	87

Total assets	$1,174	$1,277

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	2,347	2,270
Deferred revenues	123	203
Short-term loan from a related party	4,669	4,960
Other current liabilities	1,097	1,116

Total current liabilities	8,236	8,549

Long-term liabilities:
Severance pay obligations	139	105
Total long-term liabilities	139	105

Total liabilities	8,375	8,654

Stockholders’ deficiency:
Share capital: Common stock, par value $0.001 per share; authorized: 225,000,000 shares; issued and outstanding: 72,311,025 at March 31, 2014, and 72,273,525 at December 31, 2013	72	72
Additional paid-in capital	177,822	177,315
Accumulated deficit	(185,095)	(184,764)

Total stockholders’ deficiency	(7,201)	(7,377)

Total liabilities and stockholders’ deficiency	$1,174	$1,277

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenues	4,319	3,730

Costs and operating expenses:
Cost of revenues	3,548	2,793
Research and development expenses	275	293
Selling and marketing expenses	224	393
General and administrative expenses	330	351
Depreciation and amortization	25	38
Total costs and operating expenses	4,402	3,868

Loss from operations	(83)	(138)

Interest expense, net	(242)	(207)
Loss before income taxes	(325)	(345)
Income taxes	6	11
Net loss	(331)	(356)

Net loss per share – basic and diluted	(0.00)	(0.00)

Basic and diluted weighted average number of shares outstanding	72,311,025	72,273,525

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss for the period	$(331)	$(356)
Adjustments to reconcile loss for the period to net cash (used in) provided by operating activities:
Accumulated interest on short-term loan	158	138
Depreciation and amortization	25	38
Amortization related to convertible notes	49	37
Stock-based compensation	6	27
Increase (decrease) in liability for severance pay, net	34	(2)
Exchange rates differences on deposits, net	1	(2)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	171	(84)
Decrease (increase) in prepaid expenses and other current assets	47	69
Increase (decrease) in accounts payable	77	(6)
Decrease in deferred revenues	(80)	(88)
(Decrease) increase in other current liabilities	(19)	92
	469	219
Net cash provided by (used in) operating activities	138	(137)

Cash flows from investing activities:
Purchase of property and equipment	-	(57)
Release of restricted cash and short-term investment, net	30	-
Net cash provided by (used in) investing activities	30	(57)

Cash flows from financing activities:
Proceeds from exercise of options	1	-
Net cash provided by financing activities	1	-

Increase (decrease) in cash and cash equivalents	169	(194)
Cash and cash equivalents at beginning of period	158	362
Cash and cash equivalents at end of period	$327	$168

5

	Three Months Ended March 31,
	2014	2013
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	6	31
Total	$6	$31

	Three Months Ended March 31,
	2014	2013
Non cash activity:
Issuance of warrants against short-term loan	$498	-

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2014, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2013 fiscal year and through the date of this Report.

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

On March 1, 2010, the Company and its subsidiaries entered into a Loan and Security Agreement, or the “First Loan Agreement”, with D4 Holdings pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries a line of credit in a principal amount of $1,200,000.   On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,000,000. In connection with the Second Loan Agreement, the Company issued to D4 Holdings a warrant to purchase up to 4,000,000 shares of its common stock at an exercise price of $0.1312 per share. The Company has drawn down all amounts available to be borrowed under the two lines of credit.

On March 2, 2011, the Company and its subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by the Company in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the Company's common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with the Company's entering into the Third Loan Agreement, D4 Holdings and the Company and its subsidiaries entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and subsequently extended by oral agreement of the parties to July 1, 2012, and then subsequently orally extended again to January 2, 2014, pending the parties finalizing and entering into a formal amendment. In connection with the Third Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.096 per share. The Company has drawn down the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of the Company's common stock.

On September 12, 2011, the Company and its subsidiaries entered into the Fourth Loan and Security Agreement, or the “Fourth Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $300,000. The Company has drawn down all amounts available to be borrowed under the Fourth Loan Agreement.

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

On January 2, 2014, the Company did not repay to D4 Holdings the outstanding principal and interest due under the First Loan Agreement, which constituted an event of default thereunder and a cross-default under all our other loan agreements with D4 Holdings. On March 28, 2014, the Company and its subsidiaries entered into a Forbearance Agreement with D4 Holdings, or the "Forbearance Agreement". Pursuant to the terms and conditions of the Forbearance Agreement, D4 Holdings agreed to forbear from taking any action with respect to the events of default until the earlier of (i) December 31, 2014, (ii) the occurrence of a breach or default by the Company or its subsidiaries under the Forbearance Agreement (which, in the event of certain undertakings of the Company's under the Forbearance Agreement, are not cured within three days) or (iii) the occurrence of any new or additional event of default under the Company's loan agreements with D4 Holdings. In addition, to the extent not yet perfected the Company and its subsidiaries pledged and granted as a security interest to D4 Holdings all of their right, title and interest in the collateral described in the Forbearance Agreement. In connection with the Forbearance Agreement the Company also issued to D4 Holdings a warrant, exercisable for ten years, to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.02 per share.

As of March 31, 2014, the Company had negative working capital equal to approximately $7.3 million as well as negative stockholders’ equity equal to approximately $7.2 million. The Company believes it is probable that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash in the immediate term. The Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock

The Company believes that, unless it is able to increase revenues and generate additional cash, its current cash and cash equivalents will not satisfy its current projected cash requirements beyond the immediate future. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

In addition, unless the Company is able to increase revenues and generate additional cash flows, based on currently projected cash flows the Company believes that it will be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due, and beginning January 2013 the Company suspended making scheduled interest payments with the oral consent of D4 Holdings. On January 2, 2014, the Company did not repay to D4 Holdings the outstanding principal and interest due under the First Loan Agreement, which constituted an event of default thereunder and a cross-default under all the Company's other loan agreements with D4 Holdings, following which the Company and its subsidiaries entered into the Forbearance Agreement with D4 Holdings. In the event the Company is unable to resume making interest payments and to pay the outstanding principal when due following the termination of the Forbearance Agreement, if D4 Holdings is not willing to waive compliance or otherwise modify our obligations such that the Company is able to avoid defaulting on such obligations, because D4 Holdings has a lien on all of the Company's assets to secure our obligations under the loan agreements it could take actions under the loan agreements and seek to take possession of or sell the Company's assets to satisfy the Company's obligations thereunder. Any of these actions would likely have an immediate material adverse effect on the Company’s business, financial condition or results of operations.

Due to the Company’s ongoing losses and reduction in cash, the Company initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, the Company instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. In addition, in December 2013 the Company instituted an additional, smaller reduction in force. As of March 31, 2014, the Company had 13 full time employees. During March 2014, as an incentive for the Company's remaining employees the Company reversed the five-percent reduction in salaries that it instituted in 2011.

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

Use of Estimates

 The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

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

Gross revenues from sales to material customers for each of the three months ended March 31, 2014 and 2013, and accounts receivables as of March 31, 2014, and December 31, 2013, were as follows:

	Revenues		Accounts Receivable
	Three Months Ended March 31,		As of
Customer	2014	2013	March 31, 2014	December 31, 2013
Reseller A	70%	61%	-%	34%
Reseller B	5%	-%	22%	16%
Affiliate A	1%	3%	-	-
Affiliate B	3%	6%	-	-
Service Provider A	3%	4%	23%	17%

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

Lease Commitments

The Company leases its executive offices at 1 Bridge Plaza, Fort Lee, New Jersey, and storage and equipment space at 8301 River Road, North Bergen New Jersey.  The Company leases each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for the three months ended March 31, 2014, was $2,000.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company (the "Subsidiary"), leases an office that houses the Company’s research and development facilities in Jerusalem, Israel. The term of the lease is until June 30, 2015. Rent expense, net for the Subsidiary for the three months ended March 31, 2014, was $37,000.

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

On May 1, 2014, the Company was informed that a complaint had been filed in the United States District Court for the Eastern District Court of Texas by Telinit Technologies, LLS against the Company, ACN, and ACN Communication Services claiming infringement of a patent claimed to be owned by Telinit. The Company was provided with a copy of the complaint but has not been formally served. The Company is currently investigating the matter and reviewing the alleged complaint.

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

The Company paid approximately $6,000 of state and local taxes and other fees during the three months ended March 31, 2014. To the extent the Company increases the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

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

Pursuant to the Third Amendment and the Warrants Amendment, the Company considered the restructured short-term debt to D4 Holdings under the criteria of, and accounted for the restructured short-term debt as, a troubled debt restructuring in accordance with ASC Subtopic 470-60, “Debt-Troubled Debt Restructurings by Debtors”, which requires that the gross future cash flows of principal and interest be reflected in the balance sheet.

The interest expenses relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	For the three months ended March 31,
	2014	2013
	($ in thousands)
Contractual interest coupon	158	138
Amortization of the discount on the liability components	49	37
Total interest expense on short-term loans	207	175

On March 28, 2014, we and our subsidiaries entered into the Forbearance Agreement with D4 Holdings. In connection with the extension of the maturity dates under the Third Amendment, the Company issued to D4 Holdings a warrant, exercisable for ten years, to purchase up to 10,000,000 shares of the Company's common stock at an exercise price of $0.02 per share. We accounted for the Warrants amendment as a modification of Debt terms as with accordance with ASC 470-50-40. As instructed, we established a new effective interest rate based on the carrying value of the debt and the revised cash flows under the new terms of the debt.

The table below details the book value of short-term loan and the amortization balance of the discount on the liability’s component:

	As of
	March 31, 2014	December 31, 2013
	($ in thousands)
Short-term loan gross amount	5,167	4,960
Discount on short-term loan	(498)	-
Net balance of short-term loan	4,669	4,960

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf.  Words such as “may,” “expect,” “anticipate,” “forecast,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  These risks and uncertainties include, but are not limited to, the following:

•	our ability to obtain additional capital in the immediate term to finance operations;
•	our ability to meet our obligations under outstanding indebtedness, and the impact of any remedies our secured lender and other counterparties may seek thereunder;
•	our ability to successfully pursue strategic alternatives in the event we are unable to increase revenues and generate additional cash;
•	our ability to increase revenues and generate additional cash;
•	our dependence on a small number of key customers for a significant percentage of our revenue;
•	our ability to retain key personnel and employees needed to support our services and ongoing operations and our ability to continue to effectively maintain our ongoing operations, especially following the reduction in force that we recently effected;
•	our ability to operate in international markets, including our ability to receive payments from customers located in such markets;
•	decreasing rates of all related telecommunications services;
•	the public’s acceptance of Video over Internet Protocol, and the level and rate of customer acceptance of our new products and services;
•	the competitive environment of VoIP telephony and our ability to compete effectively;
•	fluctuations in our quarterly financial results;
•	our ability to maintain and operate our computer and communications systems without interruptions or security breaches;
•	our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of equipment owned and operated by third parties;
•	the uncertainty of future governmental regulation;
•	the outcome of our discussions with the New York City Department of Finance regarding the outstanding commercial rent tax, interest and penalties it claims we owe;
•	the impact of continuing unrest in the Middle East on our customers doing business in that region;
•	our ability to protect our intellectual property against infringement by others, and the costs and diversion of resources relating to any claims that we infringe the intellectual property rights of third parties;
•	our ability to comply with governmental regulations applicable to our business;the need for ongoing product and service development in an environment of rapid technological change; and
•	other risks referenced from time to time in our filings with the SEC.

For a more complete list and description of such risks and uncertainties, as well as other risks, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.  Except as required under the federal securities laws and the rules and regulations promulgated thereunder, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the filing of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of March 31, 2014, was equal to approximately $1,291,000). In addition, beginning July 15, 2012, we were required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

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

As of March 31, 2014, we had negative working capital equal to approximately $7.3 million as well as negative stockholders’ equity equal to approximately $7.2 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash in the immediate term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. In addition, in December 2013 we instituted an additional, smaller reduction in force. As of March 31, 2014, we had 13 full time employees. During March 2014, as an incentive for our remaining employees we reversed the five-percent reduction in salaries that we instituted in 2011.

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

Risk Factors: For a discussion of the impact of market risks, financial risks and other risks and uncertainties that we face, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. Revenue is recognized from these products and services as follows:

•	postpaid minutes: revenue from the sale of minutes on a postpaid basis (primarily sold to our wholesale resellers) is recognized at the time such minutes are used;
•	prepaid minutes: prepayments for communications services and the sale of minutes are deferred and recognized as revenue at the time communications services are provided and at the time the minutes are utilized , service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on terms and condition of agreements and historical data, whether such balances are likely to be utilized. If we determine that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and other revenue is recognized. The outstanding prepaid balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our estimated liability;
•	monthly recurring charges: revenue from fees such as set monthly recurring charges based on the level of service or calling plans that the subscriber subscribes for is recognized as the applicable service is provided; and
•	other revenues: these revenues include, but are not limited to, prepaid balances with no services fees or expiration dates that are unlikely to be utilized.

The following sets forth our revenues per segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Segment	2014	2013
	($ in thousands)
Reseller	$3,668	$2,690
Direct-to-consumer	316	663
Service provider	295	271
Other	40	106
Total	$4,319	$3,730

The provision of video and voice-over-IP products and services through our reseller, direct-to-consumer and service provider channels accounted for approximately 85% and 72%, 7% and 18%, and 7% and 7%, respectively, of our total revenues for the three months ended March 31, 2014 and 2013.

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

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to March 31, 2014.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of March 31, 2014, we had net operating losses, or NOLs, generated in the U.S. of approximately $23.5 million and Delta Three Israel Ltd., our wholly-owned subsidiary, had NOLs of approximately $4.6 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009.  The NOLs began to expire in 2011 and will continue to expire at various dates until 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

Results of Operations - Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

Revenues

Revenues increased by approximately $0.6 million, or 16%, to approximately $4.3 million for the three months ended March 31, 2014, from approximately $3.7 million for the three months ended March 31, 2013. During this period the number of minutes carried by our network decreased by approximately 8% from approximately 80 million minutes during the three months ended March 31, 2013, to approximately 73 million minutes for the corresponding period in 2014. This was caused, in large part, by a decrease of approximately 10 million minutes utilized by our second-largest reseller during the three months ended March 31, 2014, compared to the number of minutes utilized by such reseller during the corresponding period in 2013. This decrease was partially offset by an increase of 4 million minutes utilized by our largest reseller for which we terminated a large number of calls to higher-rate destinations during this period. In addition, although we experienced an increase in the revenues generated by our reseller division, the overall gross margin decreased due to a decrease in revenue in our direct-to-consumer division, as the gross margins from such division are significantly higher than the gross margins generated by our reseller division.

Revenues generated by our reseller division increased by approximately $1.0 million, or 37%, to approximately $3.7 million for the three months ended March 31, 2014, from approximately $2.7 million for the three months ended March 31, 2013. Our two largest resellers accounted for approximately $3.2 million, or approximately 88%, of the revenue generated from our reseller division for the three months ended March 31, 2014, which represented approximately 75% of our total revenue for such period.  By comparison, for the three months ended March 31, 2013, our two largest resellers accounted for approximately 91% of the revenue generated from our reseller division, or approximately 66% of our total revenue during such period.

Revenues generated by our service provider division increased by approximately $24,000, or 9%, from approximately $271,000 for the three months ended March 31, 2013, to approximately $295,000 for the three months ended March 31, 2014. This decrease was primarily due to a one-time set-up fee we received from a service provider during the three months ended March 31, 2014.

Sales to direct consumers decreased by approximately $347,000, or 52%, to approximately $316,000 for the three months ended March 31, 2014, from approximately $663,000 for the three months ended March 31, 2013. Revenues generated through our iConnectHere offering declined by approximately $24,000 from approximately $118,000 for the three months ended March 31, 2013, to approximately $94,000 for the three months ended March 31, 2014. In addition, the revenues generated by our joip Mobile offering decreased from $515,000 for the three months ended March 31, 2013, to approximately $198,000 for the three months ended March 31, 2014.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $0.7 million, or 25%, from approximately $2.8 million for the three months ended March 31, 2013, to approximately $3.5 million for the three months ended March 31, 2014. Our network rent cost decreased by approximately $52,000 from approximately $265,000 for the three months ended March 31, 2013, to approximately $213,000 for the three months ended March 31, 2014. Our termination cost increased by approximately $0.8 million, or 33%, from approximately $2.4 million for the three months ended March 31, 2013, to approximately $3.2 million for the three months ended March 31, 2014. The increase in termination cost was primarily caused by our largest reseller, which generated approximately $2.6 million of total termination costs for the three months ended March 31, 2014, partially offset by a decline in the total termination costs of our second-largest reseller of approximately $90,000 during this period. In addition, during this period our largest reseller utilized minutes through our network that were more expensive for us to purchase than the minutes that were utilized by our second-largest reseller during this period.

Research and development expenses. Research and development expenses decreased by approximately $18,000, or 6%, from approximately $293,000 for the three months ended March 31, 2013, to approximately $275,000 for the three months ended March 31, 2014. As a percentage of revenues, research and development expenses for the three months ended March 31, 2014, was approximately 6% compared to approximately 8% for the three months ended March 31, 2013.

Selling and marketing expenses. Selling and marketing expenses decreased by approximately $169,000, or 43%, to approximately $224,000 for the three months ended March 31, 2014, from approximately $393,000 for the three months ended March 31, 2013. The main reason for the decrease was a decline in commissions recorded for ACN, ACN Europe and Momentis. As a percentage of revenues, selling and marketing expenses decreased to approximately 5% for the three months ended March 31, 2014, from approximately 11% for the three months ended March 31, 2013.

General and administrative expenses. General and administrative expenses decreased slightly by approximately $21,000, or 6%, to approximately $330,000 for the three months ended March 31, 2014, from approximately $351,000 for the three months ended March 31, 2013. As a percentage of revenues, general and administrative expenses for the three months ended March 31, 2014 was approximately 8% compared to approximately 9% for the three months ended March 31, 2013.

Depreciation and amortization.   Depreciation and amortization decreased by approximately $13,000, or 34%, from approximately $38,000 for the three months ended March 31, 2013, to approximately $25,000 for the three months ended March 31, 2014. This was caused by an one-time credit related to an impairment of fixed assets that occurred during 2013.

Loss from Operations

For the three months ended March 31, 2014, we recorded loss from operations of approximately $83,000 compared to a loss from operations of approximately $138,000 for the three months ended March 31, 2013, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $242,000 for the three months ended March 31, 2014, compared to approximately $207,000 for the three months ended March 31, 2013. Interest expense consisted of interest recorded under our loan agreements with D4 Holdings of approximately $158,000, and $49,000 which we recorded as the aggregate amount for both the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement.

Income Taxes, Net

We recorded net income tax expenses of $6,000 for the three months ended March 31, 2014.

Net Loss

For the three months ended March 31, 2014, we recorded a net loss of approximately $331,000 compared to a net loss of approximately $356,000 for the three months ended March 31, 2013, due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our losses from operations. For the three months ended March 31, 2014, we recorded net loss from operations of approximately $83,000 compared to a net loss from operations of approximately $138,000 for the three months ended March 31, 2013. To date, we have an accumulated deficit of approximately $185 million.

As of March 31, 2014, we had cash and cash equivalents of approximately $326,000 and restricted cash and short-term investments of approximately $4,000, or a total of cash, cash equivalents and restricted cash of $330,000, an increase of approximately $138,000 from December 31, 2013. The increase in cash and cash equivalents including the restricted cash and short-term investments was primarily caused by net cash provided by operating activities of approximately $138,000 during the three months ended March 31, 2014, and by net cash provided by investing activity of approximately $30,000 during the three months ended March 31, 2014.

Cash used in or provided by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. We had positive cash flow from operating activities of approximately $138,000 during the three months ended March 31, 2014 and negative cash flow from operating activities of approximately $137,000 during the three months ended March 31, 2013. The increase in our cash generated from operating activities was primarily due to accumulated interest on short-term loan $158,000 and a decrease in accounts receivable of $171,000, offset by a decrease in deferred revenues of $80,000.

Net cash used in or provided by investing activities is generally driven by our capital expenditures and changes in our short and long-term investments. For the three months ended March 31, 2014, we received $30,000 of previously restricted cash.

Net cash used in or provided by financing activities is generally driven by drawing down amounts available under lines of credit available to us, issuing shares of our capital stock and receiving cash that we had previously pledged or otherwise deposited as security for our lenders and creditors. For the three months ended March 31, 2014 and 2013, we did not draw down any amounts under our loan agreements with D4 Holdings.

Financing cash flows have historically consisted primarily of payments of capital leases and proceeds from the exercise of options we have granted to our employees and directors. In February 2009 we consummated a transaction with D4 Holdings pursuant to which we sold to D4 Holdings an aggregate of 39,000,000 shares of our common stock and a warrant to purchase up to an additional 30,000,000 shares of our common stock for an aggregate purchase price of $1,200,000.  In addition, on March 1, 2010, we and our subsidiaries entered into the First Loan Agreement with D4 Holdings pursuant to which D4 Holdings agreed to provide us and our subsidiaries a line of credit in a principal amount of $1,200,000.  On August 10, 2010, we and our subsidiaries entered into the Second Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and subsidiaries an additional line of credit in a principal amount of $1,000,000. In connection with the Second Loan Agreement, we issued to D4 Holdings a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.1312 per share. We have drawn down all amounts available to be borrowed under the two lines of credit.

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

On September 12, 2011, we and our subsidiaries entered into the Fourth Loan Agreement with D4 Holdings, pursuant to which D4 Holdings agreed to provide us and our subsidiaries an additional line of credit in a principal amount of $300,000. As of March 31, 2014, we have drawn down all amounts available to be borrowed under the Fourth Loan Agreement.

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

During the three months ended March 31, 2014, options to purchase 37,500 shares of our common stock were exercised by our then-current employees and directors. We did not record any expenses for capital leases during the three months ended March 31, 2014.

On January 2, 2014, we did not repay to D4 Holdings the outstanding principal and interest due under the First Loan Agreement, which constituted an event of default thereunder and a cross-default under all our other loan agreements with D4 Holdings. On March 28, 2014, we and our subsidiaries entered into the Forbearance Agreement with D4 Holdings. Pursuant to the terms and conditions of the Forbearance Agreement, D4 Holdings agreed to forbear from taking any action with respect to the events of default until the earlier of (i) December 31, 2014, (ii) the occurrence of a breach or default by us or our subsidiaries under the Forbearance Agreement (which, in the event of certain undertakings of ours under the Forbearance Agreement, are not cured within three days) or (iii) the occurrence of any new or additional event of default under our loan agreements with D4 Holdings. In addition, to the extent not yet perfected we and our subsidiaries pledged and granted as a security interest to D4 Holdings all of our right, title and interest in the collateral described in the Forbearance Agreement. In connection with the Forbearance Agreement we also issued to D4 Holdings a warrant, exercisable for ten years, to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.02 per share.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of March 31, 2014, was equal to approximately $1,291,000). In addition, beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice.

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

As of March 31, 2014, we had negative working capital equal to approximately $7.3 million as well as negative stockholders’ equity equal to approximately $7.2 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash in the immediate term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of fiv employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. In addition, in December 2013 we instituted an additional, smaller reduction in force. As of March 31, 2014, we had 13 full time employees. During March 2014, as an incentive for our remaining employees we reversed the five-percent reduction in salaries that we instituted in 2011.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of March 31, 2014, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

On May 1, 2014, we were informed that a complaint had been filed in the United States District Court for the Eastern District Court of Texas by Telinit Technologies, LLS against us, ACN, and ACN Communication Services claiming infringement of a patent claimed to be owned by Telinit. We were provided with a copy of the complaint but have not been formally served. We are currently investigating the matter and reviewing the alleged complaint.

Except as set forth above, there have been no material changes to our Legal Proceedings as described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

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

DELTATHREE, INC.

Date: May 12, 2014	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Chief Executive Officer, President, Senior Vice President of Operations and Technology and Secretary (Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Yochai Ozeri
Name: Yochai Ozeri
Title: Director of Finance and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Forbearance Agreement, dated as of March 28, 2014, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC. (incorporated by reference from Exhibit 10.18 to our Annual Report on Form 10-K filed on March 31, 2014).

10.2	Warrant, dated March 28, 2014, between deltathree, Inc., and D4 Holdings, LLC. (incorporated by reference from Exhibit 10.19 to our Annual Report on Form 10-K filed on March 31, 2014).

31.1	Certification of the Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference.

