Form 10-Q
period 2014-09-30
DELTATHREE INC
filed 2014-11-17
CIK 1086740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 9, 2014, the registrant had outstanding 72,311,025 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

DELTATHREE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in thousands)

	As of September 30, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$189	$158
Restricted cash and short-term investments	4	34
Accounts receivable, net	404	541
Prepaid expenses and other current assets	207	271
Inventory	22	22

Total current assets	826	1,026

Property and equipment, net	107	164
Deposits	53	87

Total assets	$986	$1,277

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable – trade	920	984
Accounts payable – related party	1,681	1,286
Deferred revenues	126	203
Short-term loan from a related party	5,283	4,960
Other current liabilities	1,103	1,116

Total current liabilities	9,113	8,549

Long-term liabilities:
Severance pay obligations	63	105
Total long-term liabilities	63	105

Total liabilities	9,176	8,654

Stockholders’ deficiency:
Share capital:
Common stock, par value $0.001 per share; authorized: 225,000,000 shares; issued and outstanding: 72,311,025 at September 30, 2014, and 72,273,525 at December 31, 2013	72	72
Additional paid-in capital	177,839	177,315
Accumulated deficit	(186,101)	(184,764)

Total stockholders’ deficiency	(8,190)	(7,377)

Total liabilities and stockholders’ deficiency	$986	$1,277

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$2,959	$4,041	$11,669	$11,987

Costs and operating expenses:
Cost of revenues	2,450	3,311	9,686	9,529
Research and development expenses	193	303	703	891
Selling and marketing expenses	143	291	542	1,003
General and administrative expenses	279	322	959	1,022
Depreciation and amortization	18	42	68	118
Total costs and operating expenses	3,083	4,269	11,958	12,563

Loss from operations	(124)	(228)	(289)	(576)

Interest expense, net	(416)	(279)	(1,037)	(684)
Loss before income taxes	(540)	(507)	(1,326)	(1,260)
Income taxes	1	3	11	20
Net loss	$(541)	$(510)	$(1,337)	$(1,280)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average number of shares outstanding	72,311,025	72,273,525	72,300,608	72,273,525

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss for the period	$(1,337)	$(1,280)
Adjustments to reconcile loss for the period to net cash (used in) operating activities:
Accumulated interest on short-term loan	505	433
Depreciation and amortization	68	118
Amortization related to convertible notes	317	124
Stock-based compensation	23	77
Decrease in liability for severance pay, net	(42)	(7)
Exchange rates differences on deposits, net	1	(5)

Changes in operating assets and liabilities:

Decrease (increase) in accounts receivable	137	(68)
Decrease in prepaid expenses and other current assets	64	29
Decrease in inventory	-	10
Increase in accounts payable	331	527
(Decrease) in deferred revenues	(77)	(249)
(Decrease) increase in other current liabilities	(13)	139
	1,314	1,128
Net cash (used in) operating activities	(23)	(152)

Cash flows from investing activities:
Purchase of property and equipment	(11)	(58)
Release of restricted cash and short-term investment, net	64	22
Net cash provided by (used in) investing activities	53	(36)

Cash flows from financing activities:
Proceeds from exercise of options	1	-
Net cash provided by financing activities	1	-

Increase (decrease) in cash and cash equivalents	31	(188)
Cash and cash equivalents at beginning of period	158	362
Cash and cash equivalents at end of period	$189	$174

5

	Nine Months Ended September 30,
	2014	2013
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	11	110
Total	$11	$110

	Nine Months Ended September 30,
	2014	2013
Non-cash activity:
Issuance of warrants against short-term loan	$498	-

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2014, our Quarterly Reports on Form 10-Q filed with the SEC on each of May 13, 2014, and August 13, 2014, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2013 fiscal year and through the date of this Report.

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  The Company and its subsidiaries have entered into four loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings agreed to provide the Company with loans in the aggregate principal amount of $4,100,000.

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

The terms of the ACN Forbearance Amendment provide as follows:

•	commencing with the date of the ACN Forbearance Agreement, a late fee in the amount of one percent (1%) per month accrues on any unpaid commissions and the license assignment payment, and commencing on July 15, 2014, and continuing on the 15th day of each month thereafter the deltathree Entities are obligated to pay to ACN and ACN Europe the interest that accrued during the previous month;
•	in addition, commencing on July 15, 2014, and continuing on the 15th day of each month thereafter, the deltathree Entities are required to (i) pay down any outstanding obligations, provided that the amount of each monthly payment will be equal to at least $114,000, and (ii) pay all then-current commissions under the Sales Agency Agreement and Introducer Agreement and any cure periods provided for under the respective agreements for non-payment will no longer apply;
•	so long as the deltathree Entities fulfill the terms of the ACN Forbearance Agreement, the ACN Entities will forbear from exercising any rights they may have for any breach by the deltathree Entities under the Sales Agency Agreement and the Introducer Agreement and permit the Company to pay the license assignment payment over time in accordance with the terms and conditions of the ACN Forbearance Agreement until July 31, 2014, or the "Initial Forbearance Period". Following the expiration of the Initial Forbearance Period, the ACN Entities' obligation to forbear automatically renews on a monthly basis unless terminated by either party under the terms of the ACN Forbearance Agreement until July 15, 2015, following which such the ACN Entities' obligation to forbear will not automatically renew;

•	upon the expiration of the Initial Forbearance Period or any subsequent renewals, unless the ACN Entities' requirement to forbear is renewed, all unpaid obligations will become immediately due and payable;
•	each of Delta Three Israel and DME guaranteed the payment and performance of the Company's obligations under the license assignment and under the ACN Forbearance Agreement;
•	to secure the payment and performance in full of all of their obligations under the agreement, the deltathree Entities granted to the ACN Entities a continuing security interest in, and pledged to the ACN Entities, all of their right, title and interest in, to and under the collateral set forth on Exhibit A of the ACN Forbearance Agreement; and
•	in the event of any Event of Default (as defined in the ACN Forbearance agreement), all unpaid amounts due from the deltathree Entities will become immediately due and payable and the ACN Entities may in their sole discretion terminate the ACN Forbearance Agreement and exercise their rights and pursue all remedies available to them as a secured creditor and at law or in equity.

The Company did not make the payments it was required to make to the ACN Entities on July 15, 2014, described in the first and second bullet points above and is currently in default under the ACN Forbearance Agreement. On September 29, 2014 the Company and ACN entered into the Second Amendment to the ACN Forbearance Agreement. The amendment modified the initial due date of July 15, 2014 under the ACN Forbearance Agreement to December 15, 2014 and provided that the Company is obligated to pay a fee of $50,000 on or before December 15, 2014.

As of September 30, 2014, the Company had negative working capital equal to approximately $8.3 million as well as negative stockholders’ equity equal to approximately $8.2 million. The Company believes it is probable that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash in the immediate term. The Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock

The Company believes that, unless it is able to increase revenues and generate additional cash, its current cash and cash equivalents will not satisfy its current projected cash requirements beyond the immediate future. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

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

Due to the Company’s ongoing losses and reduction in cash, the Company initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, the Company instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. In addition, in December 2013 the Company instituted an additional, smaller reduction in force. As of September 30, 2014, the Company had 12 full time employees. During March 2014, as an incentive for the Company's remaining employees the Company reversed the five-percent reduction in salaries that it instituted in 2011.

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

Gross revenues from sales to material customers for each of the three months ended September 30, 2014 and 2013, and accounts receivables as of September 30, 2014, and December 31, 2013, were as follows:

	Revenues		Accounts Receivable
	Three Months Ended September 30,		As of
Customer	2014	2013	September 30, 2014	December 31, 2013
Reseller A	63%	71%	34%	34%
Reseller B	10%	4%	-%	-%
Affiliate A	3%	4%	-%	-%
Affiliate B	1%	1%	-%	-%
Service Provider A	7%	3%	18%	17%

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

Lease Commitments

The Company leases its executive offices at 1 Bridge Plaza, Fort Lee, New Jersey, and storage and equipment space at 8301 River Road, North Bergen, New Jersey.  The Company leases each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for the three months ended September 30, 2014, was $1,800.

Delta Three Israel leases an office that houses the Company’s research and development facilities in Jerusalem, Israel. The term of the lease is until September 30, 2016. Rent expense, net for Delta Three Israel for the three months ended September 30, 2014, was $33,000.

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

On May 1, 2014, the Company was informed that a complaint had been filed in the United States District Court for the Eastern District Court of Texas by Telinit Technologies, LLC against the Company, ACN, and ACN Communication Services claiming infringement of a patent claimed to be owned by Telinit. During the second quarter of 2014 the Company recorded a provision for the complaint. On October 1, 2014, Telinit and the defendants entered into a license and settlement agreement. The total amounts the Company expects to pay in connection with the license and settlement agreement is expected to be less than, or approximately equal to, the amount that the Company recorded as a provision for the complaint.

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

The Company paid approximately $11,000 of state and local taxes and other fees during the three months ended September 30, 2014. To the extent the Company increases the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

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

The interest expenses relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	For the nine months ended September 30,
	2014	2013
	($ in thousands)
Contractual interest coupon	505	433
Amortization of the discount on the liability components	317	122
Total interest expense on short-term loans	822	555

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

The table below details the book value of short-term loan and the amortization balance of the discount on the liability’s component:

	As of
	September 30, 2014	December 31, 2013
	($ in thousands)
Book value of short-term loan prior to modification	5,746	4,960
Change in fair value related to the benefit feature	(463)	-
Net balance of modified short-term loan	5,283	4,960

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of September 30, 2014, was equal to approximately $1,568,000). In addition, beginning July 15, 2012, we were required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

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

As of September 30, 2014, we had negative working capital equal to approximately $8.3 million as well as negative stockholders’ equity equal to approximately $8.2 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash in the immediate term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. In addition, in December 2013 we instituted an additional, smaller reduction in force. As of September 30, 2014, we had 12 full time employees. During March 2014, as an incentive for our remaining employees we reversed the five-percent reduction in salaries that we instituted in 2011.

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

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. Revenue is recognized from these products and services as follows:

•	postpaid minutes: revenue from the sale of minutes on a postpaid basis (primarily sold to our wholesale resellers) is recognized at the time such minutes are used;
•	prepaid minutes: prepayments for communications services and the sale of minutes are deferred and recognized as revenue at the time communications services are provided and at the time the minutes are utilized , service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on terms and condition of agreements and historical data, whether such balances are likely to be utilized. If we determine that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and other revenue is recognized. The outstanding prepaid balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our estimated liability;
•	monthly recurring charges: revenue from fees such as set monthly recurring charges based on the level of service or calling plans that the subscriber subscribes for is recognized as the applicable service is provided; and
•	other revenues: these revenues include, but are not limited to, prepaid balances with no services fees or expiration dates that are unlikely to be utilized.

The following sets forth our revenues per segment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Segment
Reseller	$2,371	$3,270	$9,824	$9,309
Direct-to-consumer	232	441	816	1,643
Service provider	326	268	924	799
Other	30	62	105	236
Total	$2,959	$4,041	$11,669	$11,987

The provision of video and voice-over-IP products and services through our reseller, direct-to-consumer and service provider channels accounted for approximately 80% and 81%, 8% and 11%, and 11% and 7%, respectively, of our total revenues for the three months ended September 30, 2014 and 2013.

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

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to September 30, 2014.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of September 30, 2014, we had net operating losses, or NOLs, generated in the U.S. of approximately $23.8 million and Delta Three Israel Ltd., our wholly-owned subsidiary, had NOLs of approximately $4.5 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009.  The NOLs began to expire in 2011 and will continue to expire at various dates until 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

Results of Operations - Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

Revenues

Revenues decreased by approximately $1.0 million, or 25%, to approximately $3.0 million for the three months ended September 30, 2014, from approximately $4.0 million for the three months ended September 30, 2013. During this period the number of minutes carried by our network decreased by approximately 30% from approximately 72.1 million minutes during the three months ended September 30, 2013, to approximately 50.6 million minutes for the corresponding period in 2014. This was caused, in large part, by a decrease of approximately 11 million minutes utilized by our largest reseller during the three months ended September 30, 2014, compared to the number of minutes utilized by such reseller during the corresponding period in 2013, due in large part to political instability and unrest in areas in which this reseller operates. We also experienced a decrease of approximately 5 million minutes utilized by our second largest reseller during the three months ended September 30, 2014, compared to the number of minutes utilized by such reseller during the corresponding period in 2013. These decreases were partially offset by an increase of 3 million minutes utilized by our third largest reseller during the three months ended September 30, 2014, compared to the number of minutes utilized by such reseller during the corresponding period in 2013. The number of minutes utilized by our direct-to-consumer division decreased by approximately 2.5 million minutes during the three months ended September 30, 2014, compared to the number of minutes utilized by this division during the corresponding period in 2013.

Revenues generated by our reseller division decreased by approximately $0.9 million, or 27%, to approximately $2.4 million for the three months ended September 30, 2014, from approximately $3.3 million for the three months ended September 30, 2013. Our two largest resellers accounted for approximately $2.1 million, or approximately 90%, of the revenue generated from our reseller division for the three months ended September 30, 2014, which represented approximately 72% of our total revenue for such period.  By comparison, for the three months ended September 30, 2013, our two largest resellers accounted for approximately 92% of the revenue generated from our reseller division, or approximately 75% of our total revenue during such period.

Revenues generated by our service provider division increased by approximately $58,000, or 22%, from approximately $268,000 for the three months ended September 30, 2013, to approximately $326,000 for the three months ended September 30, 2014. This increase was primarily due to an increase in revenues generated by one of our affiliates. One of our service provided agreements expired in October 2014, which will cause a decline in revenues from our service provider division in the fourth quarter of 2014 and going forward.

Sales to direct consumers decreased by approximately $209,000 or 47%, to approximately $232,000 for the three months ended September 30, 2014, from approximately $441,000 for the three months ended September 30, 2013. Revenues generated through our iConnectHere offering declined by approximately $24,000 from approximately $107,000 for the three months ended September 30, 2013, to approximately $83,000 for the three months ended September 30, 2014. In addition, the revenues generated by our joip Mobile offering decreased from $298,000 for the three months ended September 30, 2013, to approximately $130,000 for the three months ended March 31, 2014.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $0.9 million, or 27%, from approximately $3.3 million for the three months ended September 30, 2013, to approximately $2.4 million for the three months ended September 30, 2014. Our network rent cost decreased by approximately $59,000 from approximately $253,000 for the three months ended September 30, 2013, to approximately $194,000 for the three months ended September 30, 2014. Our termination cost decreased by approximately $0.8 million, or 28%, from approximately $2.9 million for the three months ended September 30, 2013, to approximately $2.1 million for the three months ended September 30, 2014. The decrease in termination cost was primarily caused by a decline of revenues generated by our largest reseller, which generated approximately $1.6 million of termination costs for the three months ended September 30, 2014 compared to $2.5 million during the three months ended September 30, 2013. Cost of revenues also include software cost as licenses paid for reselling them to our service providers. For the three months ended September 30, 2014 we recorded approximately $57,000 as licenses fees and support.

Research and development expenses. Research and development expenses decreased by approximately $110,000, or 36%, from approximately $303,000 for the three months ended September 30, 2013, to approximately $193,000 for the three months ended September 30, 2014. As a percentage of revenues, research and development expenses for the three months ended September 30, 2014, was approximately 7% compared to approximately 8% for the three months ended September 30, 2013.

Selling and marketing expenses. Selling and marketing expenses decreased by approximately $148,000 or 51%, to approximately $143,000 for the three months ended September 30, 2014, from approximately $291,000 for the three months ended September 30, 2013. The main reason for the decrease was a decline in commissions we were required to pay ACN, ACN Europe and Momentis pursuant to our respective agreements with them. As a percentage of revenues, selling and marketing expenses decreased to approximately 5% for the three months ended September 30, 2014, from approximately 7% for the three months ended September 30, 2013.

General and administrative expenses. General and administrative expenses decreased by approximately $43,000 or 13%, to approximately $279,000 for the three months ended September 30, 2014, from approximately $322,000 for the three months ended September 30, 2013. As a percentage of revenues, selling and marketing expenses increased to approximately 9% for the three months ended September 30, 2014, from approximately 8% for the three months ended September 30, 2013.

Depreciation and amortization.   Depreciation and amortization decreased by approximately $24,000, from approximately $42,000 for the three months ended September 30, 2013, to approximately $18,000 for the three months ended September 30, 2014.

Loss from Operations

For the three months ended September 30, 2014, we recorded a loss from operations of approximately $124,000 compared to a loss from operations of approximately $228,000 for the three months ended September 30, 2013, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $416,000 for the three months ended September 30, 2014, compared to approximately $279,000 for the three months ended September 30, 2013. Interest expense consisted of interest recorded under our loan agreements with D4 Holdings of approximately $175,000, and $138,000 which we recorded as the aggregate amount for both the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement. In addition, we have recorded as an interest expense the $50,000 we are required to pay in connection with our entering into the amendment to the ACN Forbearance Agreement on or before December 15, 2014 .

Income Taxes, Net

We recorded net income tax expenses of $1,000 for the three months ended September 30, 2014.

Net Loss

For the three months ended September 30, 2014, we recorded a net loss of approximately $541,000 compared to a net loss of approximately $510,000 for the three months ended September 30, 2013, due to the factors set forth above.

Results of Operations - Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

Revenues

Revenues decreased by approximately $0.3 million, or 3%, to approximately $11.7 million for the nine months ended September 30, 2014, from approximately $12.0 million for the nine months ended September 30, 2013. During this period the number of minutes carried by our network decreased by approximately 12% from approximately 226 million minutes during the nine months ended September 30, 2013, to approximately 198 million minutes for the corresponding period in 2014. This was caused, in large part, by a decrease of approximately 21 million minutes utilized by our third-largest reseller during the nine months ended September 30, 2014, compared to the number of minutes utilized by such reseller during the corresponding period in 2013, due in large part to political instability and unrest in areas in which this reseller operates. In addition, it was caused by a decrease of approximately 5 million minutes utilized by our largest reseller during the nine months ended September 30, 2014, compared to the number of minutes utilized by such reseller during the corresponding period in 2013. The decrease in minutes utilized was offset by an increase of 15 million minutes generated by our second largest reseller during the nine months ended September 30, 2014, compared to the number of minutes utilized by such reseller during the corresponding period in 2013.The number of minutes utilized by our direct-to-consumer division decreased by approximately 10 million minutes during the nine months ended September 30, 2014, compared to the number of minutes utilized by this division during the corresponding period in 2013

Revenues generated by our reseller division increased by approximately $0.5 million, or 5%, to approximately $9.8 million for the nine months ended September 30, 2014, from approximately $9.3 million for the nine months ended September 30, 2013. Our two largest resellers accounted for approximately $8.7 million, or approximately 89%, of the revenue generated from our reseller division for the nine months ended September 30, 2014, which represented approximately 75% of our total revenue for such period.  By comparison, for the nine months ended September 30, 2013, our two largest resellers accounted for approximately 90% of the revenue generated from our reseller division, or approximately 70% of our total revenue during such period.

Revenues generated by our service provider division increased by approximately $125,000, or 16%, from approximately $799,000 for the nine months ended September 30, 2013, to approximately $924,000 for the nine months ended September 30, 2014. This increase was primarily due to an increase of revenues generated by one of our affiliates. One of our service provided agreements expired in October 2014, which will cause a decline in revenues from our service provider division in the fourth quarter of 2014 and going forward.

Sales to direct consumers decreased by approximately $827,000, or 50%, to approximately $816,000 for the nine months ended September 30, 2014, from approximately $1.6 million for the nine months ended September 30, 2013. Revenues generated through our iConnectHere offering declined by approximately $76,000 from approximately $338,000 for the nine months ended September 30, 2013, to approximately $262,000 for the nine months ended September 30, 2014. In addition, the revenues generated by our joip Mobile offering decreased from $1.2 million for the nine months ended September 30, 2013, to approximately $490,000 for the nine months ended September 30, 2014.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $0.2 million, or 2%, from approximately $9.5 million for the nine months ended September 30, 2013, to approximately $9.7 million for the nine months ended September 30, 2014. Our network rent cost decreased by approximately $157,000 from approximately $772,000 for the nine months ended September 30, 2013, to approximately $615,000 for the nine months ended September 30, 2014. Our termination cost increased by approximately $0.3 million, or 4%, from approximately $8.4 million for the nine months ended September 30, 2013, to approximately $8.7 million for the nine months ended September 30, 2014. The increase in termination cost was primarily caused by our second largest reseller, which generated approximately $0.7 million of termination costs for the nine months ended September 30, 2014, partially offset by a decline in the termination costs of our third-largest reseller of approximately $0.3 million during this period. Costs of revenues also include software cost as licenses paid for reselling them to our service providers. For the nine months ended September 30, 2014 we recorded approximately $95,000 as licenses fees and support.

Research and development expenses. Research and development expenses decreased by approximately $0.2 million, or 21%, from approximately $0.9 million for the nine months ended September 30, 2013, to approximately $0.7 million for the nine months ended September 30, 2014. As a percentage of revenues, research and development expenses for the nine months ended September 30, 2014, was approximately 6% compared to approximately 7% for the nine months ended September 30, 2013.

Selling and marketing expenses. Selling and marketing expenses decreased by approximately $0.5 million, or 50%, to approximately $0.5 million for the nine months ended September 30, 2014, from approximately $1.0 million for the nine months ended September 30, 2013. The main reason for the decrease was a decline in commissions we were required to ACN, ACN Europe and Momentis pursuant to our respective agreements with them. As a percentage of revenues, selling and marketing expenses decreased to approximately 5% for the nine months ended September 30, 2014, from approximately 8% for the nine months ended September 30, 2013.

General and administrative expenses. General and administrative expenses remained constant of approximately $1.0 million for the nine months ended September 30, 2014 and 2013. As a percentage of revenues, general and administrative expenses for the nine months ended September 30, 2014 was approximately 8% compared to approximately 9% for the nine months ended September 30, 2013. During the nine months ended September 30, 2014 we recorded a provision for the complaint filed against us filed against us, ACN, and ACN Communication Services by Telinit Technology LLC claiming infringement of a patent claimed to be owned by Telinit.

Depreciation and amortization.   Depreciation and amortization decreased by approximately $50,000, or 42%, from approximately $118,000 for the nine months ended September 30, 2013, to approximately $68,000 for the nine months ended September 30, 2014.

Loss from Operations

For the nine months ended September 30, 2014, we recorded a loss from operations of approximately $289,000 compared to a loss from operations of approximately $576,000 for the nine months ended September 30, 2013, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $1.0 million for the nine months ended September 30, 2014, compared to approximately $0.7 million for the nine months ended September 30, 2013. Interest expense consisted of interest recorded under our loan agreements with D4 Holdings of approximately $505,000, and $317,000 which we recorded as the aggregate amount for both the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement. In addition, we have recorded as an interest expense $50,000 we are required to pay in connection with our entering into the amendment to the ACN Forbearance Agreement on or before December 15, 2014 due to our forbearance agreement with ACN as discussed above.

Income Taxes, Net

We recorded net income tax expenses of $12,000 for the nine months ended September 30, 2014.

Net Loss

For the nine months ended September 30, 2014 and 2013, we recorded a net loss of approximately $1.3 million, due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our losses from operations. For the nine months ended September 30, 2014, we recorded net loss from operations of approximately $289,000 compared to a net loss from operations of approximately $576,000 for the nine months ended September 30, 2013. To date, we have an accumulated deficit of approximately $8.1 million.

As of September 30, 2014, we had cash and cash equivalents of approximately $189,000 and restricted cash and short-term investments of approximately $4,000, or a total of cash, cash equivalents and restricted cash of $193,000, an increase of approximately $1,000 from December 31, 2013. The increase in cash and cash equivalents was primarily caused by net cash used in operating activities of approximately $23,000 during the nine months ended September 30, 2014, and by net cash provided by investing activity of approximately $53,000 during the nine months ended September 30, 2014.

Cash used in or provided by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $23,000 during the nine months ended September 30, 2014 and negative cash flow from operating activities of approximately $152,000 during the nine months ended September 30, 2013. The decrease in our cash used in operating activities was primarily due to accumulated interest on short-term loan of $505,000 and amortization related to convertible notes of $317,000, offset by an increase in accounts payable of $331,000.

Net cash used in or provided by investing activities is generally driven by our capital expenditures and changes in our short and long-term investments. For the nine months ended September 30, 2014, we received $64,000 of previously restricted cash.

Net cash used in or provided by financing activities is generally driven by drawing down amounts available under lines of credit available to us, issuing shares of our capital stock and receiving cash that we had previously pledged or otherwise deposited as security for our lenders and creditors. For the nine months ended September 30, 2014 and 2013, we did not draw down any amounts under our loan agreements with D4 Holdings.

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

During the third quarter of 2014 we granted to our employees and directors options to purchase an aggregate of 3,140,000 shares of our common stock under our 2009 Stock Incentive Plan. During the nine months ended September 30, 2014, options to purchase 37,500 shares of our common stock were exercised by our then-current employees and directors.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of September 30, 2014, was equal to approximately $1,568,000). In addition, beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice.

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

The terms of the ACN Forbearance Amendment provide as follows:

•	commencing with the date of the ACN Forbearance Agreement, a late fee in the amount of one percent (1%) per month accrues on any unpaid commissions and the license assignment payment, and commencing on July 15, 2014, and continuing on the 15th day of each month thereafter the deltathree Entities are obligated to pay to ACN and ACN Europe the interest that accrued during the previous month;
•	in addition, commencing on July 15, 2014, and continuing on the 15th day of each month thereafter, the deltathree Entities are required (i) pay down any outstanding obligations, provided that the amount of each monthly payment will be equal to at least $114,000, and (ii) pay all then-current commissions under the Sales Agency Agreement and Introducer Agreement and any cure periods provided for under the respective agreements for non-payment will no longer apply;
•	so long as the deltathree Entities fulfill the terms of the ACN Forbearance Agreement, the ACN Entities will forbear from exercising any rights they may have for any breach by the deltathree Entities under the Sales Agency Agreement and the Introducer Agreement and permit us to pay the license assignment payment over time in accordance with the terms and conditions of the ACN Forbearance Agreement until July 31, 2014, or the "Initial Forbearance Period". Following the expiration of the Initial Forbearance Period, the ACN Entities' obligation to forbear automatically renewed on a monthly basis unless terminated by either party under the terms of the ACN Forbearance Agreement until July 15, 2015, following which such the ACN Entities' obligation to forbear will not automatically renew;
•	upon the expiration of the Initial Forbearance Period or any subsequent renewals, unless the ACN Entities' requirement to forbear is renewed, all unpaid obligations will become immediately due and payable;
•	each of Delta Three Israel and DME guaranteed the payment and performance of our obligations under the license assignment and under the ACN Forbearance Agreement;
•	to secure the payment and performance in full of all of their obligations under the agreement, the deltathree Entities granted to the ACN Entities a continuing security interest in, and pledged to the ACN Entities, all of their right, title and interest in, to and under the collateral set forth on Exhibit A of the ACN Forbearance Agreement; and
•	in the event of any Event of Default (as defined in the ACN Forbearance agreement), all unpaid amounts due from the deltathree Entities will become immediately due and payable and the ACN Entities may in their sole discretion terminate the ACN Forbearance Agreement and exercise their rights and pursue all remedies available to them as a secured creditor and at law or in equity.

We did not make the payments we were required to make to the ACN Entities on July 15, 2014, described in the first and second bullet points above, and are currently in default under the ACN Forbearance Agreement. On September 29, 2014 ACN and we entered into the Second Amendment to the ACN Forbearance Agreement. The amendment modified the initial due date of July 15, 2014 under the ACN Forbearance Agreement to December 15, 2014 and provided that we are obligated to pay a fee of $50,000 on or before December 15, 2014.

As of September 30, 2014, we had negative working capital equal to approximately $8.3 million as well as negative stockholders’ equity equal to approximately $8.2 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash in the immediate term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of five employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. In addition, in December 2013 we instituted an additional, smaller reduction in force. As of September 30, 2014, we had 12 full time employees. During March 2014, as an incentive for our remaining employees we reversed the five-percent reduction in salaries that we instituted in 2011.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of September 30, 2014, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

On May 1, 2014, we were informed that a complaint had been filed in the United States District Court for the Eastern District Court of Texas by Telinit Technologies, LLC against us, ACN, and ACN Communication Services claiming infringement of a patent claimed to be owned by Telinit. During the second quarter of 2014 the Company recorded a provision for the complaint. The total amounts we expect to pay in connection with the license and settlement agreement is expected to be less than, or approximately equal to, the amount that we recorded as a provision for the complaint.

Except as set forth above, there have been no material changes to our Legal Proceedings as described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014, as updated by our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2014.

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

DELTATHREE, INC.

Date: November 17, 2014	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Chief Executive Officer, President, Senior Vice President of Operations and Technology and Secretary (Principal Executive Officer)

Date: November 17, 2014	By:	/s/ Yochai Ozeri
Name: Yochai Ozeri
Title: Director of Finance and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Second Amendment to the Amended and Restated Agreement Concerning Outstanding/Future Commissions and Security Agreement, dated as of June 12, 2014, among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc., ACN, Inc., ACN Europe B.V. and ACN Digital Phone Service, LLC.

31.1	Certification of the Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

