Form 10-K
period 2014-12-31
DELTATHREE INC
filed 2015-03-31
CIK 1086740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing bid of the Common Stock as reported by the OTCQB on June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $1,322,661. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and certain persons owning 10% or more of the Registrant's Common Stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

As of March 18, 2015, the Registrant had outstanding 72,311,025 shares of Common Stock, par value $0.001 per share.

Documents incorporated by reference: None

DELTATHREE, INC.

2014 ANNUAL REPORT ON FORM 10-K

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

In 2010 we continued to update our network by adding a video mail feature to our video phone applications and launching our joip mobile application in July 2010.  Following the launch of the mobile application, in October 2010 we entered into a sales agency agreement with ACN pursuant to which ACN sells a private label version of joip Mobile under the ACN Mobile World brand in the United States and Canada (the “Sales Agency Agreement”). In addition, we offer the joip Mobile application on a white-label basis to other customers. Finally, we entered into affiliate agreements with different third parties pursuant to which such third parties refer potential subscribers to our joip Mobile application.

In April 2011 we entered into an introducer agreement with ACN Europe B.V., a wholly-owned subsidiary of ACN, pursuant to which ACN Europe refers potential customers in different countries in Europe to a private label version of joip Mobile sold under the ACN Mobile World brand (the “Introducer Agreement”). In November 2011 we entered into a service agreement with Momentis U.S. Corp., a multi-level marketing company, pursuant to which Momentis refers potential customers in North America to a co-branded offering of joip Mobile and other consumer VoIP products and services.

On April 3, 2012, we entered into an amendment to the Sales Agency Agreement and Introducer Agreement (the “Amendment Letter”). Pursuant to the terms of the Amendment Letter, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of December 31, 2014, was equal to approximately $1,659,000). In addition, beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In July 2012 we began making the $15,000 monthly payment, however due to our financial condition we suspended making the monthly payments of the unpaid commissions and the current commissions in April 2013 with the oral consent of ACN and ACN Europe. On June 12, 2014, each of us and our wholly-owned subsidiaries Delta Three Israel, Ltd., or "Delta Three Israel", and DME Solutions, Inc., or "DME", and together with us and Delta Three Israel, the "deltathree Entities", and ACN, ACN Europe, ACN Digital Phone Service, LLC, or "DPS", and together with ACN and ACN Europe, the "ACN Entities", entered into the Amended and Restated Agreement Concerning Outstanding/Future Commissions and Security Agreement, or the "ACN Forbearance Agreement". The ACN Forbearance Agreement amends the Amendment Letter, in regards to outstanding commissions due to be paid by us to ACN and ACN Europe under the Sales Agency Agreement and Introducer Agreement. The ACN Forbearance Agreement also amends that certain License Assignment entered into on February 7, 2013 between us and DPS and the outstanding license assignment payment due to be paid by us to DPS.

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

We did not make the payments we were required to make to the ACN Entities on July 15, 2014, described in the first and second bullet points above and is currently in default under the ACN Forbearance Agreement. On September 29, 2014 ACN and we entered into the Second Amendment to the ACN Forbearance Agreement. The amendment modified the initial due date of July 15, 2014 under the ACN Forbearance Agreement to December 15, 2014 and provided that we are obligated to pay a fee of $50,000 on or before December 15, 2014. As of March 18, 2015 we have not paid such amount to the ACN Entities, and pursuant to the terms of the Second Amendment a late payment penalty fee of one percent (1%) of such amount is accruing on a monthly basis.

We do not know when we will resume making such payments again, and there is no assurance that we will be able to do so in the near future (if at all) or that until such time ACN and ACN Europe will continue to consent to our not making any such required payments and not exercise any rights they may have under our respective agreements with them or under applicable law. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event. Such events include the filing of any petition or action for relief under law relating to debtors; application or consent for the appointment of a receiver, trustee, or the like over substantial assets; execution of a general assignment to creditors; general inability to pay debts as they come due; or the filing of any involuntary petition against a party that is not dismissed within 60 days of its filing.

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

On January 2, 2014, we did not repay to D4 Holdings the outstanding principal and interest due under the First Loan Agreement, which constituted an event of default thereunder and a cross-default under all our other loan agreements with D4 Holdings. On March 28, 2014, we and our subsidiaries entered into a Forbearance Agreement with D4 Holdings, or the "Forbearance Agreement". Pursuant to the terms and conditions of the Forbearance Agreement, D4 Holdings agreed to forbear from taking any action with respect to the events of default until the earlier of (i) December 31, 2014, (ii) the occurrence of a breach or default by us or our subsidiaries under the Forbearance Agreement (which, in the event of certain undertakings of ours under the Forbearance Agreement, are not cured within three days) or (iii) the occurrence of any new or additional event of default under our loan agreements with D4 Holdings. In addition, to the extent not yet perfected we and our subsidiaries pledged and granted as a security interest to D4 Holdings all of our right, title and interest in the collateral described in the Forbearance Agreement. In connection with the Forbearance Agreement we also issued to D4 Holdings a warrant, exercisable for ten years, to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.02 per share.

On February 25, 2015, D4 Holdings sent a letter to our board of directors that indicated that within three to four weeks of the date of the letter D4 Holdings intended to initiate a tender offer to purchase all of the outstanding shares of our common stock not owned by D4 Holdings at a purchase price of $0.01 per share in cash. D4 Holdings stated that it is not willing to enter into further forbearance arrangements with us or to provide us additional financing. Finally, D4 Holdings indicated that, in its capacity as majority stockholder of our company, it is presently not interested in either selling its shares or voting in favor of any alternative transaction, including a merger or sale of our assets or business or similar transaction.

On March 26, 2015 D4 Holdings sent a letter to our board of directors that indicated that D4 Holdings withdraws its previous offer and instead proposes to acquire us through a merger of our company with a newly-formed acquisition subsidiary of D4 Holdings. The transaction will be structured as a stock purchase, pursuant to which D4 Holdings will purchase all of the outstanding shares of our common stock not owned by D4 Holdings. D4 Holdings restated its previous offer of $0.01 per share, to be paid in cash from its own funds, and accordingly there will be no financing contingency. In addition, D4 Holdings will assume all of our outstanding debt, currently valued at approximately $7.9 million.

The completion of the transaction will be conditioned upon, among other things, approval by a special committee of our board of directors consisting of independent directors. If the transaction is completed, our common stock will no longer be registered under Section 12 of the Exchange Act.

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

Our network is built around a high availability backbone that connects New Jersey, Atlanta, London, Seoul and Sydney.  In each of, and between, these locations we maintain multiple interconnections or peering arrangements with Internet backbone and voice providers. These points are strategically located to allow access from our network to and from the Internet with a high level of performance. While operating as a private extension of the Internet, our backbone has a high level of security designed to isolate it from security threats found on the public Internet. During 2014 we migrated some of our services to the "cloud" and intend to shut down our facilities at one or more of these locations during 2015.

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

We paid approximately $11,000 of state and local taxes and other fees during 2014. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

Revenues and Assets by Geographic Area

For the year ended December 31, 2014, approximately $13.3 million, or 94%, of our revenue was derived from international customers, and $0.8 million, or 6%, was derived from customers in the United States. Most of our long-lived assets are located in the United States. For more detailed information concerning our geographic segments, see Note 14 to our financial statements included elsewhere in this Annual Report.

Employees

As of December 31, 2014, we had 20 employees, of which 19 were located in Israel (seven of whom were part-time employees) and one was located in the United States.  We consider our relationship with our employees to be good. None of our employees is covered by collective bargaining agreements.

Customers

In 2014, two customers accounted for approximately 74.3% of our gross revenues. Any significant decline in our sales to any of our material customers would likely have a material adverse effect on our business, operating results and financial condition.

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

Risks Related to our Company

We believe it is probable that we will need additional capital to continue our operations in the near term

We sustained significant operating losses in years prior to 2014, which led to a significant reduction in our cash reserves.  As of December 31, 2014, we had negative working capital of approximately $8.9 million and negative stockholders’ equity of approximately $8.8 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to return to positive cash flow before we require additional capital in the near term.

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

Except for the year ended December 31, 2012, in which we reported net income from operations of approximately $88,000 but a net loss from operations of $1.6 million, we have a history of significant, recurring losses since our inception, and we may continue to incur significant losses for the foreseeable future. We reported net losses of approximately $3.1 million in 2011, $1.6 million in 2012 and $1.8 million in 2013. As of December 31, 2014, our accumulated deficit was approximately $187 million. Our revenues may not grow or even continue at their current level. Going forward, we will need to increase our revenues and/or lower our current cost structure to reach profitability. If our revenues do not increase and/or if we are unable to reduce our expenses, we may not be able to reach profitability again. We cannot assure you that we will be able to reach profitability on a quarterly or annual basis in the future.  These factors raise substantial doubt about our ability to continue as a going concern.

We may not be able to expand our revenue.

Our business strategy is to expand our revenue sources and our distribution channels in order to include the provision of video and VoIP telephony services to different customer groups. We can neither assure you that we will be able to accomplish this nor that this strategy will be profitable. Currently, our revenues are primarily generated by sales of our video and VoIP telephony products and services through our service provider and reseller sales channel and our direct-to-consumer channel. VoIP telephony from these channels generated 96.9%, 98.2% and 99.0% of our total revenues in 2012, 2013 and 2014, respectively.

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

In 2014, two customers accounted for approximately 74.3% of our annual gross revenues. Any significant decline in our sales to any of our material customers would likely have a material adverse effect on our business, operating results and financial condition.

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

We paid approximately $11,000 of U.S. state and local taxes and other fees during 2014. To the extent we increase the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

In addition, this concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock. As discussed above under "Item 1. Business – Transactions with D4 Holdings", on February 25, 2015, D4 Holdings announced that it intends to initiate a tender offer to purchase all of the outstanding shares of our common stock not owned by D4 Holdings, and that in connection therewith D4 Holdings is presently not interested in either selling its shares or voting in favor of any alternative transaction, including a merger or sale of our assets or business or similar transaction. On March 26, 2015 D4 Holdings announced that it had withdrawn its previous offer and instead intends to acquire us through a merger of our company with a newly-formed acquisition subsidiary of D4 Holdings. D4 Holdings also has sufficient voting power to amend our organizational documents. Furthermore, conflicts of interest could arise in the future between us and D4 Holdings concerning, among other things, potential competitive business activities or business opportunities. D4 Holdings is not restricted from competitive activities or investments. We cannot provide assurance that the interests of D4 Holdings will coincide with the interests of other holders of our common stock.  Also, four of our seven directors are affiliated with D4 Holdings. As a result, the ability of any of our other stockholders to influence the management of our company is limited, which could have an adverse effect on the market price of our stock.

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

D4 Holding’s controlling interest in deltathree could delay, deter or prevent a third party from attempting to acquire control of us. This may have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of us, even though such a change in ownership would be economically beneficial to us and our stockholders. As discussed above under "Item 1. Business – Transactions with D4 Holdings", on February 25, 2015, D4 Holdings announced that it intends to initiate a tender offer to purchase all of the outstanding shares of our common stock not owned by D4 Holdings, and that in connection therewith D4 Holdings is presently not interested in either selling its shares or voting in favor of any alternative transaction, including a merger or sale of our assets or business or similar transaction. On March 26, 2015 D4 Holdings announced that it had withdrawn its previous offer and instead intends to acquire us through a merger of our company with a newly-formed acquisition subsidiary of D4 Holdings.

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

Negotiations between Israel and representatives of the Palestinian Authority in an effort to resolve the state of conflict have been sporadic and have failed to result in peace. The establishment in 2006 of a government in the Gaza territory by representatives of the Hamas militant group has created additional unrest and uncertainty in the region, and in each of December 2008, November 2012 and July 2014 Hamas engaged in an armed conflict with Israel.

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

ITEM 2. PROPERTIES

We lease our executive offices at 1 Bridge Plaza Suite, Fort Lee, New Jersey, and storage and equipment space at 117 Central Avenue, Hackensack, New Jersey. We lease each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for 2014 was $7,000.

Delta Three Israel Ltd., a wholly-owned subsidiary of the Company, or the "Subsidiary", leases an office that houses the Company’s research and development facilities in Jerusalem, Israel.  The term of the lease is until June 30, 2015. Rent expense, net, for our subsidiary, for 2014 was $125,000.

ITEM 3. LEGAL PROCEEDINGS

On July 5, 2011, we received a notice from the New York City Department of Finance that claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that we had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns. We engaged outside counsel, which began discussions with the Department of Finance, and contested the assessment and simultaneously attempted to negotiate a significant reduction in the amounts to be paid. Our appeal was rejected in July 2012 by an examiner in the Department of Finance, and the Company has subsequently engaged and begun discussions with a manager in the Department of Finance and submitted additional supporting materials. The final outcome of this assessment and our negotiations with the New York City Department of Finance cannot be determined at this time. In the event that we are required to pay all or most of the amounts claimed by the New York City Department of Finance this would have a material adverse effect on our financial condition and liquidity. During 2011 we recorded $300,000 as a provision for commercial rent tax. We have determined that $300,000 is the minimum amount that would settle the claim according to ASC 450-20. The amount claimed by the Department of Finance was approximately $912,000; as a result, there is a reasonable possibility that a loss in excess of the $300,000 would be incurred.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted and traded on the OTCQB under the symbol “DDDC”. The following table sets forth the high and low bid prices of our common stock for the periods indicated:

	High	Low
Year ended December 31, 2013
First quarter	0.07	0.02
Second quarter	0.58	0.02
Third quarter	0.17	0.01
Fourth quarter	0.07	0.04

Year ending December 31, 2014
First quarter	0.11	0.03
Second quarter	0.05	0.04
Third quarter	0.08	0.03
Fourth quarter	0.04	0.01

Year ending December 31, 2015
First quarter (through March 27, 2015)	$0.04	$0.01

Holders

As of March 18, 2015, we had 119 holders of record of the 72,311,025 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.   SELECTED FINANCIAL DATA

You should read the selected consolidated financial data together with our consolidated financial statements and related notes and the section of this Annual Report entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data for each of the years in the three-year period ended December 31, 2014, and as of December 31, 2013 and 2012 is derived from our audited financial statements that have been included in this Annual Report. The selected financial data as of December 31, 2010, 2011 and 2012 and for the years ended December 31, 2010 and 2011 is derived from consolidated financial statements that have not been included in this Annual Report.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Statement of Operations Data:
Revenues	$14,200	$10,535	$13,684	$16,085	$14,099

Costs and operating expenses:
Cost of revenues	(11,220)	(7,288)	(8,812)	(12,926)	(11,670)
Research and development expenses	(1,483)	(1,492)	(1,194)	(1,200)	(890)
Selling and marketing expenses	(958)	(1,970)	(2,030)	(1,278)	(658)
General and administrative expenses	(2,322)	(1,213)	(1,411)	(1,421)	(1,291)
Depreciation and amortization	(345)	(180)	(149)	(145)	(86)
(Accrual for) recovery of contingency	(176)	53	-	-	-
Accrual for commercial rent tax	-	(300)	-	-	-
Total costs and operating expenses	(16,504)	(12,390)	(13,596)	(16,970)	(14,595)
(Loss) income from operations	(2,305)	(1,855)	88	(885)	(496)
Capital gain	-	-	-	-	-
Other non-operating income	-	-	-	-	-
Interest income, (expense) net	(162)	(1,185)	(1,656)	(898)	(1,456)
Income taxes	(29)	(11)	(11)	(35)	(11)
Net loss	$(2,495)	$(3,051)	$(1,579)	$(1,818)	$(1,963)

Net income (loss) per share – basic and diluted	$(0.03)	$(0.04)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding – basic and diluted	72,232	72,273	72,273	72,273	72,303

	December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Balance Sheet Data:

Cash and cash equivalents	$308	$214	$362	$158	$286
Short-term investments	167	352	56	34	4
Working capital (deficit)	(3,886)	(1,570)	(2,273)	(7,523)	(8,868)
Long-term investments	-	-	-	-	-
Total assets	2,196	1,664	1,582	1,277	785
Total stockholders’ equity	(3,560)	(4,402)	(5,647)	(7,377)	(8,794)

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

In 2010 we continued to update our network by adding a video mail feature to our video phone applications and launching our joip mobile application in July 2010.  Following the launch of the mobile application, in October 2010 we entered into a sales agency agreement with ACN pursuant to which ACN sells a private label version of joip Mobile under the ACN Mobile World brand in the United States and Canada (the “Sales Agency Agreement”). In addition, we offer the joip Mobile application on a white-label basis to other customers. Finally, we entered into affiliate agreements with different third parties pursuant to which such third parties refer potential subscribers to our joip Mobile application.

In April 2011 we entered into an introducer agreement with ACN Europe B.V., a wholly-owned subsidiary of ACN, pursuant to which ACN Europe refers potential customers in different countries in Europe to a private label version of joip Mobile sold under the ACN Mobile World brand (the “Introducer Agreement”). In November 2011 we entered into a service agreement with Momentis U.S. Corp., a multi-level marketing company, pursuant to which Momentis refers potential customers in North America to a co-branded offering of joip Mobile and other consumer VoIP products and services.

On April 3, 2012, we entered into an amendment to the Sales Agency Agreement and Introducer Agreement (the “Amendment Letter”). Pursuant to the terms of the Amendment Letter, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of December 31, 2014, was equal to approximately $1,659,000). In addition, beginning July 15, 2012, we were required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event. Such events include the filing of any petition or action for relief under law relating to debtors; application or consent for the appointment of a receiver, trustee, or the like over substantial assets; execution of a general assignment to creditors; general inability to pay debts as they come due; or the filing of any involuntary petition against a party that is not dismissed within 60 days of its filing.

In July 2012 we began making the $15,000 monthly payment of unpaid commissions, however due to our financial condition we suspended making the monthly payments of the unpaid commissions and the current commissions in April 2013 with the oral consent of ACN and ACN Europe. On June 12, 2014, each of us and our wholly-owned subsidiaries Delta Three Israel, Ltd., or "Delta Three Israel", and DME Solutions, Inc., or "DME", and together with us and Delta Three Israel, the "deltathree Entities", and ACN, ACN Europe, ACN Digital Phone Service, LLC, or "DPS", and together with ACN and ACN Europe, the "ACN Entities", entered into the Amended and Restated Agreement Concerning Outstanding/Future Commissions and Security Agreement, or the "ACN Forbearance Agreement". The ACN Forbearance Agreement amends the Amendment Letter, in regards to outstanding commissions due to be paid by us to ACN and ACN Europe under the Sales Agency Agreement and Introducer Agreement. The ACN Forbearance Agreement also amends that certain License Assignment entered into on February 7, 2013 between us and DPS and the outstanding license assignment payment due to be paid by us to DPS.

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

We did not make the payments we were required to make to the ACN Entities on July 15, 2014, described in the first and second bullet points above and is currently in default under the ACN Forbearance Agreement. On September 29, 2014 ACN and we entered into the Second Amendment to the ACN Forbearance Agreement. The amendment modified the initial due date of July 15, 2014 under the ACN Forbearance Agreement to December 15, 2014 and provided that we are obligated to pay a fee of $50,000 on or before December 15, 2014. As of March 18, 2015 we have not paid such amount to the ACN Entities, and pursuant to the terms of the Second Amendment a late payment penalty fee of one percent (1%) of such amount is accruing on a monthly basis.

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

On February 25, 2015, D4 Holdings sent a letter to our board of directors that indicated that within three to four weeks of the date of the letter D4 Holdings intended to initiate a tender offer to purchase all of the outstanding shares of our common stock not owned by D4 Holdings at a purchase price of $0.01 per share in cash.

D4 Holdings stated that it is not willing to enter into further forbearance arrangements with us or to provide us additional financing. Finally, D4 Holdings indicated that, in its capacity as majority stockholder of our company, it is presently not interested in either selling its shares or voting in favor of any alternative transaction, including a merger of sale of our assets or business or similar transaction.

On March 26, 2015 D4 Holdings sent a letter to our board of directors that indicated that D4 Holdings withdraws its previous offer and instead proposes to acquire us through a merger of our company with a newly-formed acquisition subsidiary of D4 Holdings. The transaction will be structured as a stock purchase, pursuant to which D4 Holdings will purchase all of the outstanding shares of our common stock not owned by D4 Holdings. D4 Holdings restated its previous offer of $0.01 per share, to be paid in cash from its own funds, and accordingly there will be no financing contingency. In addition, D4 Holdings will assume all of our outstanding debt, currently valued at approximately $7.9 million.

The completion of the transaction will be conditioned upon, among other things, approval by a special committee of our board of directors consisting of independent directors. If the transaction is completed, our common stock will no longer be registered under Section 12 of the Exchange Act.

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

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. Revenue is recognized from these products and services as follows:

•	postpaid minutes: revenue from the sale of minutes on a postpaid basis (primarily sold to our wholesale resellers) is recognized at the time such minutes are used;
•	prepaid minutes: prepayments for communications services and the sale of minutes are deferred and recognized as revenue at the time communications services are provided and at the time the minutes are utilized, service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on terms and condition of agreements and historical data, whether such balances are likely to be utilized. If we determine that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and other revenue is recognized. The outstanding prepaid balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our estimated liability;
•	monthly recurring charges: revenue from fees such as set monthly recurring charges based on the level of service or calling plans that the subscriber subscribes for is recognized as the applicable service is provided; and

•	other revenues: these revenues include, but are not limited to, prepaid balances with no services fees or expiration dates that are unlikely to be utilized.

The following sets forth our revenues per sales channel for each of the years ended December 31, 2014 and 2013:

	Year Ended December 31,
Sales Channel	2014	2013
	($ in thousands)
Reseller	$11,782	$12,696
Direct-to-consumer	1,006	2,003
Service provider	1,165	1,091
Other	146	295
Total Revenues	$14,099	$16,085

The provision of video and voice-over-IP products and services through our service provider and reseller channel accounted for approximately 85.7% and 91.8% of our total revenues in 2013 and 2014, respectively, while the provision of VoIP telephony through our direct-to-consumer channel accounted for approximately 12.4% and 7.1% of our total revenues in 2013 and 2014, respectively.

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

The following sets forth our cost of revenues per component for each of the years ended December 31, 2014 and 2013:

	Year Ended December 31,
Cost Component	2014	2013
	($ in thousands)
Termination of minutes	$10,409	$11,365
Infrastructure	410	531
Internet access	358	396
Licenses fees and support	122	-
Other	371	634
Total Cost of Revenues	$11,670	$12,926

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

Depreciation and amortization consists of the depreciation calculated on our fixed assets for the fiscal year ended December 31, 2014.

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2014.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of December 31, 2014, we had net operating losses, or NOLs, generated in the U.S. of approximately $23.6 million and our Subsidiary had NOLs of approximately $3.9 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009. The NOLs began to expire in 2011 and will continue to expire at various dates until 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

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

Results of Operations

The following table sets forth the statement of operations data presented as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2012	2013	2014
Revenues:
Total revenues	100%	100%	100%
Costs and operating expenses:
Cost of revenues	64.4	80.2	82.8
Research and development expenses	8.7	7.4	6.3
Selling and marketing expenses	14.8	7.9	4.7
General and administrative expenses	10.3	8.7	9.1
Depreciation and amortization	1.1	1.1	0.6

Total costs and operating expenses	99.3	105.3	103.5

(Loss) income from operations	0.7	(5.3)	(3.5)
Interest expense, net	(12.1)	(5.6)	(10.4)
Income taxes	(0.0)	(0.0)	(0.0)

Net income (loss)	(11.4)%	(10.9)%	(13.9)%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenues overall for 2014 decreased by approximately $2.0 million, or 12.4%, to approximately $14.1 million from approximately $16.1 million in 2013. This was caused, in large part, by a decrease of approximately 20 million minutes utilized by our largest reseller during 2014, compared to the number of minutes utilized by such reseller during 2013, due to political instability and unrest in areas in which this reseller operates.

Revenues generated by our reseller division decreased by approximately $0.9 million, or 7.1%, to approximately $11.8 million for 2014 from approximately $12.7 million in 2013. This was primarily due to a decrease in revenues generated by our largest reseller during 2014. In 2013, this customer generated revenues of approximately $11.1 million, which accounted for approximately 68.7% of our annual gross revenues, and in 2014 this customer generated revenues of approximately $9.5 million, which accounted for approximately 67.4% of our annual gross revenues. This decrease was offset by an increase in the revenues generated by our second largest reseller. In 2013, this customer generated revenues of approximately $0.4 million, which accounted for approximately 2.4% of our annual gross revenues and in 2014 this customer generated revenues of approximately $1.0 million, which accounted for approximately 6.8% of our annual gross revenues.

Our two largest resellers accounted for approximately $10.5 million, or approximately 88.9%, of the revenues generated from our reseller division in 2014, which represented approximately 74.3% of our total revenues for 2014.  By comparison, in 2013 our two largest resellers accounted for approximately $11.4 million, or approximately 90.2%, of the revenues generated from our reseller division, or approximately 71.2% of our total revenues for 2013.

Revenues generated by our service provider division slightly increased by approximately $0.1 million or 9.1%, to $1.2 million for 2014 from $1.1 million in 2013. This was primarily due to an increase in revenues generated by our service agreement with ACN Korea offset by a decline in revenues generated from our service agreement with ACN Pacific as a result of the expiration of the applicable service agreement in October 2014.

Sales to direct consumers sharply decreased by approximately $1.0 million, or 50%, to approximately $1.0 million in 2014 from approximately $2.0 million in 2013. Revenues generated through our iConnectHere offering declined by approximately $93,000 from approximately $410,000 in 2013 to approximately $317,000 in 2014, in addition to a decline in revenues generated by our joip Mobile offering, which decreased from approximately $1.4 million in 2013 to approximately $0.6 million in 2014.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $1.2 million, or 9.3%, from approximately $12.9 million in 2013 to approximately $11.7 million in 2014. Our network rent cost decreased by approximately $0.2 million, or 22.3%, and our termination costs decreased by 8.8% from $11.4 million in 2013 to $10.4 million in 2014. This was due to a sharp decline in minutes utilized by our largest reseller caused by the political instability and unrest in areas in which this reseller operates. Cost of revenues also includes software cost as licenses paid for reselling them to our service providers. For 2014 we recorded approximately $122,000 as licenses fees and support.

Research and development expenses Research and development expenses decreased by approximately $0.3 million, or 25%, to $0.9 million in 2014 from $1.2 million in 2013.

Selling and marketing expenses. Selling and marketing expenses decreased by approximately $0.6 million, or 46.2%, to $0.7 million in 2014 from $1.3 million in 2013. The main reason for the decrease was a decrease in sales of our joip Mobile application by ACN, ACN Europe and Momentis, as a result of which we recorded lower commissions for 2014.

General and administrative expenses. General and administrative expenses decreased by approximately $0.1 million, or 7.1%, to $1.3 million in 2014 from $1.4 million in 2013.

Depreciation and amortization.  Depreciation and amortization decreased by $59,000, or 40.7%, from $145,000 in 2013 to $86,000 in 2014.

(Loss) income from operations

We reported a loss from operations of approximately $496,000 in 2014 compared to a loss from operations of approximately $885,000 in 2013.

Interest Expense, Net

We recorded interest expense of approximately $1.5 million in 2014 compared to $0.9 million in 2013. This was due primarily to (i) interest accrued to be paid to D4 Holdings under our loan agreements with D4 Holdings in an amount equal to $683,000, (ii) the expense recorded for the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement in an aggregate amount equal to $464,000 and (iii) interest accrued to be paid to ACN Inc. for un-paid commission as described above in " – Overview" in an amount equal to $277,000.

Income Taxes, Net

We recorded net income taxes of $11,000 in 2014.

Net Loss

Net loss increased by approximately $0.2 million, or 11.1%, from approximately $1.8 million in 2013 to $2.0 million in 2014, due to the foregoing factors.

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

Costs and Operating Expenses

Cost of revenues.  Cost of revenues increased by approximately $4.1 million, or 46.6%, from approximately $8.8 million in 2012 to approximately $12.9 million in 2013. Our network rent cost decreased slightly by approximately $22,000, while our termination costs increased by 56.2% from $7.3 million in 2012 to $11.4 million in 2013. This was due to a change in the relative mix of the destinations of the calls placed over our network, with a larger percentage of calls being purchased during 2013 to destinations for which we pay significantly higher rates than during 2012. Our access costs decreased by 21.6%, from $550,000 in 2013 to $431,000 in 2014, and our transmission costs decreased by 27.8%, from $212,000 in 2013 to approximately $153,000 in 2014.

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

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and losses from operations. For the year ended December 31, 2014, we reported a loss from operations of approximately $0.5 million compared to a loss from operations of approximately $0.9 million in 2013. To date, we have an accumulated deficit of approximately $186.7 million.

As of December 31, 2014, we had cash and cash equivalents of approximately $286,000 and restricted cash and short-term investments of approximately $3,000, or a total of cash, cash equivalents and restricted cash of $289,000, an increase of approximately $98,000 from December 31, 2013. The increase in cash was primarily caused by the net cash provided by operating activities during the year ended December 31, 2014, of approximately $60,000. Our cash management is influenced by fluctuations in collections from our clients, which in turn affects the timing of our payments to our vendors and suppliers. However, we estimate our monthly cash burn ranges between $20,000 and $50,000, based on the assumption that our revenues remain at their current level. We expect our cash and cash on hand will be sufficient to support our operations for the period of between four and ten months, unless we receive additional funding or raise additional capital.

Cash used in or provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. We had positive cash flow from operating activities of approximately $60,000 during 2014 compared with negative cash flow from operating activities of approximately $262,000 million during 2013.  The increase in our cash used in operating activities was primarily driven by accumulated interest on short-term loan of approximately $683,000 and increase in accounts payable of approximately $236,000.

Net cash used in investing activities is generally driven by our capital expenditures and changes in our short and long-term investments.  In 2014 and 2013 we expensed approximately $14,000 and $64,000, respectively, for the purchase of new equipment. In addition, during the year ended December 31, 2014, restricted cash equal to $30,000 that was held by some of our credit card processors was released. During 2013 we have succeeded to release $22,000 held by these credit card processors. In addition, since we are now leasing smaller offices for our subsidiary at Jerusalem than we leased previously, as per our new agreement with the landlord of the officers approximately $48,000 was released from a deposit with the landlord and on the amount of the outstanding deposit is $45,000.

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

On July 5, 2011, we received a notice from the New York City Department of Finance that claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that we had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns. We engaged outside counsel, which began discussions with the Department of Finance, and contested the assessment and simultaneously attempted to negotiate a significant reduction in the amounts to be paid. Our appeal was rejected in July 2012 by an examiner in the Department of Finance, and we have subsequently engaged and begun discussions with a manager in the Department of Finance and submitted additional supporting materials. The final outcome of this assessment and our negotiations with the New York City Department of Finance cannot be determined at this time. In the event that we are required to pay all or most of the amounts claimed by the New York City Department of Finance this would have a material adverse effect on our financial condition and liquidity. During 2011 we recorded $300,000 as a provision for commercial rent tax. We have determined that $300,000 is the minimum amount that would settle the claim according to ASC 450-20. The amount claimed by the Department of Finance was approximately $912,000; as a result, there is a reasonable possibility that a loss in excess of the $300,000 would be incurred.

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

On April 3, 2012, we entered into an amendment to the Sales Agency Agreement and Introducer Agreement (the “Amendment Letter”). Pursuant to the terms of the Amendment Letter, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of September 30, 2014, was equal to approximately $1,658,000). In addition, beginning July 15, 2012, we were required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

In July 2012 we began making the $15,000 monthly payment of unpaid commissions, however due to our financial condition we suspended making the monthly payments of the unpaid commissions and the current commissions in April 2013 with the oral consent of ACN and ACN Europe. On June 12, 2014, each of us and our wholly-owned subsidiaries Delta Three Israel, Ltd., or "Delta Three Israel", and DME Solutions, Inc., or "DME", and together with us and Delta Three Israel, the "deltathree Entities", and ACN, ACN Europe, ACN Digital Phone Service, LLC, or "DPS", and together with ACN and ACN Europe, the "ACN Entities", entered into the Amended and Restated Agreement Concerning Outstanding/Future Commissions and Security Agreement, or the "ACN Forbearance Agreement". The ACN Forbearance Agreement amends the Amendment Letter, in regards to outstanding commissions due to be paid by us to ACN and ACN Europe under the Sales Agency Agreement and Introducer Agreement. The ACN Forbearance Agreement also amends that certain License Assignment entered into on February 7, 2013 between us and DPS and the outstanding license assignment payment due to be paid by us to DPS.

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

We did not make the payments we were required to make to the ACN Entities on July 15, 2014, described in the first and second bullet points above and is currently in default under the ACN Forbearance Agreement. On September 29, 2014 ACN and we entered into the Second Amendment to the ACN Forbearance Agreement. The amendment modified the initial due date of July 15, 2014 under the ACN Forbearance Agreement to December 15, 2014 and provided that we are obligated to pay a fee of $50,000 on or before December 15, 2014. As of March 18, 2015 we have not paid such amount to the ACN Entities, and pursuant to the terms of the Second Amendment a late payment penalty fee of one percent (1%) of such amount is accruing on a monthly basis

We do not know when we will resume making such payments again, and there is no assurance that we will be able to do so in the near future (if at all) or that until such time ACN and ACN Europe will continue to consent to our not making any such required payments and not exercise any rights they may have under our respective agreements with them or under applicable law. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

As of December 31, 2014, we had negative working capital equal to approximately $8.9 million as well as negative stockholders’ equity equal to approximately $8.8 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash in the near term.

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

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. In addition, in December 2013 we instituted an additional, smaller reduction in force. As of December 31, 2014, we had 13 full time employees.

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

Obligations and Commercial Commitments

The following table sets forth our future contractual obligations and commercial commitments in total, for each of the next five years and thereafter:

	Payments due by period (in thousands of dollars)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Real estate leases	378	76	151	151	-
Auto leases	53	38	15	-	-
Unpaid commission to a related party	1,609	1,609	-	-	-
Re-payment of Short-term loan	5,925	5,925	-	-	-
Total	7,965	7,648	166	151	-

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

Robert Stevanovski, 51.  Mr. Stevanovski has served as a director and Chairman of the Board since February 2009.  He is one of the co-founders of ACN and has served as Chairman of ACN since its founding in 1993. Mr. Stevanovski has served as a director of WorldGate since April 2009.  He is the brother of David Stevanovski, also a member of the Board.  Mr. Robert Stevanovski’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of the telecommunications and multi-level marketing industries, outside board experience with WorldGate and extensive business and management experience as co-founder and Chairman of ACN.

Anthony J. Cassara, 60.  Mr. Cassara has served as a director since February 2009. Mr. Cassara founded and has served as President of Cassara Management Group, Inc., a privately held business counseling practice focused on the telecommunications industry, since October 2000. Prior to founding Cassara Management Group, Mr. Cassara was President of the Carrier Services division at Frontier Corporation and later at Global Crossing Ltd. from October 1999 to December 2000. Mr. Cassara served as a member of the board of directors of MPower Holding Corporation from May 2002 to August 2006; Teleglobe International Holdings Ltd. from February 2004 to February 2006; Eschelon Telecom Inc. from November 2002 to December 2004; and has served as a director of WorldGate since April 2009.  Mr. Cassara’s areas of relevant experience, qualifications, attributes or skills include telecommunications and information services; senior leadership roles in global telecommunications companies; public company board experience, corporate finance, and financial reporting.

David Stevanovski, 48.  Mr. Stevanovski has served as a director since March 2009.  He has served in a number of positions at ACN, and currently serves as Vice President. Mr. Stevanovski has served as a director of WorldGate since April 2009. Mr. Stevanovski is the brother of Robert Stevanovski.   Mr. David Stevanovski’s areas of relevant experience, qualifications, attributes or skills include sales and marketing expertise generally, extensive knowledge of the telecommunications and multi-level marketing industries, outside board experience with WorldGate, and extensive business and management experience at ACN.

Charles "Chip" Barker Mr. Barker has served as the Chief Executive Officer of ACN, Inc. since 2001.  Prior to joining ACN, Mr. Barker was with the telecommunications auditing practice of Price Waterhouse, followed by a tenure at Frontier Communications and Global Crossing from 1996 to 2001, in which he held various finance positions including serving as CFO of its billion-dollar plus worldwide carrier business.  In addition, he has significant mergers and acquisitions and SEC experience.  Currently Mr. Barker is an active member on the ACN Board of Directors, while also serving on the CEO Council for CompTel.

Lior Samuelson, 66.  Mr. Samuelson served as Chairman of the Board from January 2008 until February 2009, and has served as a director of deltathree since August 2001. Mr. Samuelson has served as the Chairman of the Board of Commtouch Software Ltd., a provider of internet security technology, since January 1, 2011, and as a director at Commtouch since August 2, 2010. Since August 1999, Mr. Samuelson has served as a Co-Founder and Principal of Mercator Capital, and served as a director of Mercator Partners Acquisition Corp. from January 2005 to December 2007. His experience includes advising clients in the technology, communications and consumer sectors on mergers, acquisitions and private placements. From March 1997 to August 1999, Mr. Samuelson was the President and Chief Executive Officer of PricewaterhouseCoopers Securities. Prior to that, he was the President and Chief Executive Officer of The Barents Group, a merchant bank specializing in advising and investing in companies in emerging markets. Mr. Samuelson was also the Co-Chairman of Peloton Holdings, a private equity management company. Before that, he was a managing partner with KPMG and a senior consultant at Booz, Allen & Hamilton.  Mr. Samuelson’s areas of relevant experience, qualifications, attributes or skills include extensive experience in finance and investment banking, public company board experience, financial reporting, and his long history of service to deltathree and knowledge of its operations.

J. Lyle Patrick, 62.  Mr. Patrick has served as a director since March 2009. Mr. Patrick is currently a financial consultant and has served as chief financial officer of a number of telecommunications companies, including, most recently, First Communications, Inc., a provider of high-capacity metro and long-haul fiber network services as well as voice and data services across the Midwest and Mid-Atlantic United States, from March 2009 to December 2011, US LEC, a competitive telecommunications company, from June 2005 to March 2007, and MetroPCS, a wireless communications provider, from May 2004 to March 2005.  Mr. Patrick is a Certified Public Accountant.  Mr. Patrick’s areas of relevant experience, qualifications, attributes or skills include extensive accounting for public companies, with particular experience in the telecommunications industry, and financial reporting.

Donna Reeves-Collins, 54. Ms. Reeves-Collins has served as a director since October 2012. Ms. Reeves-Collins has served as Managing Director at Rich Products Corporation since December 2007, and as the Chairwoman of the Board of Directors of Axcess Ontario since February 2013. She joined Rich Products following its signing of a joint venture development agreement with Cole & Parks, a bakery café restaurant which develops unique food products that was founded by Ms. Reeves-Collins in November 2003 and where Ms. Reeves-Collins has served as CEO since its inception. Prior to founding Cole & Parks, Ms. Reeves-Collins served in a number of positions at Frontier Corporation, including Senior Vice President of Sales, President of Sales for the Western Region and President and COO of a joint venture with Verizon Wireless. Following Frontier's acquisition by Global Crossing in 1999, Ms. Reeves-Collins served as the Senior Vice President of Sales – Media & Entertainment for Global Crossing through 2001.

Executive Officers and Key Employees

Set forth below is a brief description of the present and past business experience of each of the persons who currently serve as our executive officers or key employees.

Efraim Baruch, 39, Chief Executive Officer, President and Senior Vice President of Operations and Technology. In October 2010, Mr. Baruch became our Chief Executive Officer and President, having been named our interim Chief Executive Officer and President in December 2008. In January 2007, Mr. Baruch became our Senior Vice President of Operations and Technology. Mr. Baruch has been with deltathree since 1998. Mr. Baruch began working in deltathree as an engineer in the Network Operations Center, and soon after specialized in the management of data networks and security in our Wide Area Network department.

Yochai Ozeri, 38, Director of Finance and Treasurer. Prior to assuming the positions of Director of Finance and Treasurer in January 2012, Mr. Ozeri served as our Assistant Controller from July 2007 to March 2008, as Finance Manager from April 2008 to July 2009 and as Controller from August 2009 until the December 2011. Prior to joining our company, Mr. Ozeri served as a senior auditor at Kost, Forer, Gabbay & Kasierer, a member firm of Ernst & Young International, in its technology practice group. Mr. Ozeri is a Certified Public Accountant.

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

The Board had four regular meetings during 2014. Each incumbent member of the Board participated in at least 75% of the aggregate of all Board and committee (for such committees on which the director served) meetings held during the period for which he was a director or member of such committee. None of our directors attended our 2014 Annual Stockholder Meeting. The Board has established an Audit Committee and a Compensation Committee. The functions of the committees and their current members are set forth below.

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

For all potential candidates, the Board considers a number of factors, such as the extent to which the candidate’s knowledge and experience would fill a need in the Board and help complement the other directors, a candidate’s personal integrity and sound judgment, independence, knowledge of the industry in which we operate, possible conflicts of interest, and concern for the long-term interests of our stockholders. In addition, although the Company does not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the Board will consider diversity in the context of the Board as a whole and takes into account the personal characteristics (gender, ethnicity and age), skills and experience, qualifications and background of current and prospective directors diversity as one factor in identifying and evaluating potential director candidates.  In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at our 2015 Annual Meeting of Stockholders using the procedures set forth in the Company's Amended and Restated By-laws, it must follow the procedures described under “Nomination of Directors” in our Amended and Restated By-laws. If a stockholder wishes simply to propose a candidate for consideration as a nominee by our Board, it should submit any pertinent information regarding the candidate to the Chairman of the Board by mail care of our Secretary at 1 Bridge Plaza Suite #275, Fort Lee, NJ 07024.

Compensation Committee.  The Compensation Committee is responsible for:

•	evaluating our compensation policies;
•	determining executive compensation, and establishing executive compensation policies and guidelines; and
•	administering our stock option and compensation plans.

As part of these responsibilities, the Compensation Committee determines the compensation of our Chief Executive Officer, and conducts its decision making process with respect to this issue without the presence of the Chief Executive Officer. The Compensation Committee had one formal meeting and additional informal meetings and discussions during 2014.  The Compensation Committee has a charter, a copy of which is available to our stockholders at the Corporate Governance section of our website located at www.deltathree.com. The Compensation Committee is composed of Lior Samuelson (Chairman), J. Lyle Patrick and Donna Reeves-Collins.

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

The Audit Committee had four meetings during 2014.  The Audit Committee has a charter, a copy of which is available to our stockholders at the Corporate Governance section of our website located at www.deltathree.com. The Audit Committee is composed of J. Lyle Patrick (Chairman), Lior Samuelson and Donna Reeves-Collins. The Board of Directors has determined that each of Mr. Patrick, Mr. Samuelson and Ms. Reeves-Collins meets the requirements of the applicable Securities and Exchange Commission rules for membership on the Audit Committee, including Rule 10A-3(b) under the Exchange Act and is “independent” as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules.  The Board has also determined that Mr. Patrick qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

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

Code of Conduct and Ethics

On March 25, 2004, we adopted a Corporate Code of Conduct and Ethics applicable to all employees and directors of deltathree, including our principal executive officer, principal financial and accounting officer and controller. There were no changes made to the Corporate Code of Conduct and Ethics during 2013. The text of the Corporate Code of Conduct and Ethics is posted on the Corporate Governance section of our website at www.deltathree.com and will be made available to stockholders without charge, upon request, in writing to the Secretary at 1 Bridge Plaza, Fort Lee, New Jersey 07024. We intend to post on our website any amendments to, or waivers from, our Code of Conduct and Ethics that apply to our principal executive officer, principal financial and accounting officer and controller. We have all of our new employees certify that they have read and understand our Corporate Code of Conduct and Ethics, and, periodically, we also ask our existing employees to certify that they have reviewed our Corporate Code of Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation accrued during the fiscal years ended December 31, 2013 and 2014 to (1) all individuals who served as our Chief Executive Officer during any part of 2013 and (2) one executive officer whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2014. These executive officers are referred to in this Annual Report as our “named executive officers”. We did not have any other executive officer whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Effi Baruch,
Chief Executive Officer, President and Senior Vice	2014	199,284	-	31,229	283,950	540,463
President of Operations and Technology (principal executive officer)	2013	187,723	-	31,229	261,242	480,194

Yochai Ozeri,	2014	83,312	-	2,167	59,787	145,266
Director of Finance and Treasurer	2013	93,345	-	2,167	53,017	148,529

(1)	Represents the aggregate grant date fair value calculated in accordance with ASC 718-10 in connection with the issuance of the applicable restricted stock or restricted unit award or option award. For a detailed discussion of the assumptions made in the valuation of stock awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report.

Employment Agreement with Mr. Effi Baruch

We currently have an employment agreement with Mr. Baruch, our Chief Executive Officer, President and Senior Vice President of Operations and Technology.  The agreement became effective on December 9, 2008, and was amended as of March 17, 2009, October 20, 2009, October 27, 2010, and August 17, 2011.  Mr. Baruch receives a base salary of $186,000 per year, which is adjusted as of January 15 each year by the percentage change in the Cost of Price Index during the preceding year. Mr. Baruch is entitled to receive an annual bonus under our then-applicable bonus plan equal to up to three (3) months’ salary based on performance criteria that will be agreed upon by him and the Board of Directors. In the event of termination of the agreement, the terminating party is required to provide the other party 90 days’ written notice unless the Company terminates the agreement for cause, in which case the Company is required to provide such written notice required by applicable law.  In the event the Company terminates the agreement without cause, Mr. Baruch shall be entitled to receive a lump sum payment equal to his then-current monthly base salary multiplied by three, subject to Mr. Baruch executing a general release of all claims to the maximum extent permitted by law. However, if Mr. Baruch is offered and accepts employment in any other position with our company or any subsidiary or affiliate, we will not be required to make any such severance payment.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information with respect to stock options and unvested stock awards outstanding as of December 31, 2014, for each of the named executive officers.

Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Effi Baruch	3/30/2008	250,000		-		0.15	3/30/2018
	5/6/2009	100,000		-		0.14	5/6/2019
	9/15/2009	500,000	(2)	-		0.41	9/15/2019
	10/19/2010	325,000	(3)	-		0.27	10/19/2020
	9/26/2011	375,000		125,000	(4)	0.03	9/26/2021
	5/24/2012	250,000		250,000	(5)	0.03	5/24/2022
	9/03/2014	-		1,000,000	(6)	0.04	9/03/2024

Yochai Ozeri	3/30/2008	20,000		-		0.15	3/30/2018
	5/6/2009	15,000		-		0.14	5/6/2019
	9/15/2009	150,000	(7)	-		0.41	9/15/2019
	10/19/2010	100,000	(8)	-		0.27	10/19/2020
	9/26/2011	112,500		37,500	(9)	0.03	9/26/2021
	5/24/2012	75,000		75,000	(10)	0.03	5/24/2022
	9/03/2014	-		300,000	(11)	0.04	9/03/2024

(1)	For a better understanding of this table, we have included an additional column showing the grant date of the stock options. Subject to the terms and conditions contained in any award agreement between the Company and the holder of any such award, in the event of a change of control of the Company the outstanding stock options granted under our 2009 Stock Incentive Plan or our Amended and Restated 2004 Stock Incentive Plan, as applicable, will not accelerate and become immediately vested and exercisable unless otherwise determined by the Compensation Committee.
(2)	Options to purchase 125,000 shares vested and became exercisable on each of September 15, 2010, 2011, 2012 and 2013.
(3)	Options to purchase 81,250 shares vested and became exercisable on each of October 19, 2011, 2012, 2013 and 2014.
(4)	Options to purchase 125,000 shares vested and became exercisable on each of September 15, 2012, 2013 and 2014, and options to purchase 125,000 shares vest and become exercisable on September 15, 2015.
(5)	Options to purchase 125,000 shares vested and became exercisable on each of May 24, 2013 and 2014, and options to purchase 125,000 shares vest and become exercisable on each of May 24, 2015 and 2016.
(6)	Options to purchase 1,000,000 shares vest and become exercisable on September 3, 2015, 2016, 2017 and 2018.
(7)	Options to purchase 37,500 shares vested and became exercisable on each of September 15, 2010, 2011, 2012 and 2013.
(8)	Options to purchase 25,000 shares vested and became exercisable on each of October 19, 2011, 2012, 2013 and 2014.
(9)	Options to purchase 37,500 shares vested and became exercisable on each of September 26, 2012, 2013 and 2014, and options to purchase 37,500 shares vest and become exercisable on each of September 26, 2015.

(10)	Options to purchase 37,500 shares vested and became exercisable on May 24, 2013 and 2014, and options to purchase 37,500 shares vest and become exercisable on each of May 24, 2015 and 2016.
(11)	Options to purchase 300,000 shares vest and become exercisable on September 3, 2015, 2016, 2017 and 2018.

Director Compensation

The following table shows the total compensation earned for services performed for us by each member of our Board of Directors during the fiscal year ended December 31, 2014.

Name	Fees Earned in Cash ($)		Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Robert Stevanovski	-	(2)	-	-	-
Anthony Cassara	20,000	(3)	27,470	-	47,470
David Stevanovski	-	(2)	-	-	-
Lior Samuelson	40,000	(4)	140,755	-	180,755
J. Lyle Patrick	45,000	(5)	27,635	-	72,635
Colleen Jones	20,000	(3)	11,369	-	31,369
Donna Reeves-Collins	30,000	(6)	13,490	-	43,490
Charles (Chip) Barker	-	(7)	-	-	-

(1)	Represents the aggregate grant date fair value, calculated in accordance with ASC 718-10, of options to purchase shares of the Common Stock that were granted in prior years to each of Lior Samuelson, Anthony Cassara, J. Lyle Patrick, Colleen Jones and Donna Reeves-Collins. The grants were made pursuant to the 2009 Stock Incentive Plan. Each of Robert Stevanovski and David Stevanovski elected to waive their right to receive such grant. For a detailed discussion of the assumptions made in the valuation of stock awards, please see the Notes to the Consolidated Financial Statements included in this Annual Report.
(2)	Each of Robert Stevanovski and David Stevanovski elected to waive their right to receive compensation for their services to the Company. This election is revocable by each of Messrs. R. Stevanovski and D. Stevanovski at any time.
(3)	Represents $20,000 earned by each of Mr. Cassara, Ms. Jones for their respective service as a director.
(4)	Represents $20,000 earned by Mr. Samuelson for his services as a director, $5,000 for his services as a member of the Audit Committee and, $15,000 for his services as the Chairman of the Compensation Committee.
(5)	Represents $20,000 earned by Mr. Patrick for his services as a director, $20,000 for his services as Chairman of the Audit Committee and $5,000 for his services as a member of the Compensation Committee
(6)	Represents $20,000 earned by Ms. Reeves-Collins for her services as a director, $5,000 for her services as member of the Audit Committee and $5,000 for her services as a member of the Compensation Committee.
(7)	Mr. Barker is entitled to receive an annual compensation of $20,000 for his service as a director. Mr. Barker was appointed as a board member in January 2015.

Director Compensation Policy

In May 2009, the Board of Directors approved the following annual cash compensation for our directors effective as of April 1, 2009:

•	each director receives cash compensation of $20,000;
•	the Chairman of the Audit Committee receives additional cash compensation of $20,000;
•	the Chairman of the Compensation Committee receives additional cash compensation of $15,000 and
•	each non-Chairman committee member receives additional cash compensation of $5,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 18, 2015, there were 72,311,025 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have no other securities, voting or nonvoting, outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of March 18, 2015, by:

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

	Number	Percentage (1)
	Shares of Common Stock Beneficially Owned
Principal Stockholders:
D4 Holdings, LLC (2)	114,000,000	77.4%

Abraham Ziv-Tal (3)	9,954,100	13.8%
4 Hanurit Street
Rishpon, Israel 49615

Executive Officers and Directors:
Effi Baruch (4)	1,523,750	*
Yochai Ozeri (5)	378,500	*
Robert Stevanovski (2)	114,000,000	77.4%
Anthony Cassara (6) (7)	114,250,000	77.6%
Lior Samuelson (8)	762,000	1.0
David Stevanovski (6)	114,000,000	77.4%
J. Lyle Patrick (7)	250,000	*
Charles (Chip) Barker (9)	-	*
Donna Reeves-Collins (10)	50,000
All directors and executive officers as a group (10 persons) (10)	117,063,250	80.0%

*	Less than 1%.
(1)	Percentage of beneficial ownership is based on 72,273,525 shares of common stock outstanding as of March 12, 2014.
(2)	Ownership is based on a Schedule 13D/A filed November 19, 2012, by D4 Holdings, Manna Holdings, Praescient, LLC (“Praescient”) and Robert Stevanovski and includes (a) 39,000,000 shares of common stock, (b) 55,000,000 shares of common stock issuable under warrants held by D4 Holdings and (c) 20,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note held by D4 Holdings. For a description of the Convertible Note, see Part I, Item 1. “Business – Transactions with D4 Holdings.” Robert Stevanovski is the manager of Praescient, which serves as the sole manager of D4 Holdings and as the managing member of Manna Holdings. Manna Holdings is the sole member of D4 Holdings. As such, Mr. Stevanovski, Praescient and Manna Holdings may be deemed to beneficially own the securities reported in the table. Each of Mr. Stevanovski, Praescient and Manna Holdings disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of such person’s pecuniary interest therein.
(3)	Ownership is based on a Form 4 filed April 1, 2011.
(4)	Includes (a) options to purchase 1,468,750 shares of common stock and (b) 55,000 shares of common stock.
(5)	Includes (a) options to purchase 372,500 shares of common stock and (b) 6,000 shares of common stock.
(6)	Includes the following securities: (a) 39,000,000 shares of common stock, (b) warrants to purchase 55,000,000 shares of common stock and (c) 20,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note. Each of Anthony Cassara and David Stevanovski beneficially owns a membership interest in Manna Holdings, which is the sole member of D4 Holdings. As such, each of Messrs. Cassara and Stevanovski may be deemed to beneficially own the securities reported herein and owned directly by D4 Holdings. Each of Messrs. Cassara and Stevanovski disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that such reporting person is the beneficial owner of the securities for any purpose, except to the extent of his pecuniary interest therein.
(7)	Includes options to purchase 250,000 shares of common stock.
(8)	Includes (a) options to purchase 590,000 shares of common stock and (b) 152,000 shares of common stock.
(9)	Mr. Barker was appointed as a board member in January 2015.
(10)	Includes options to purchase 50,000 shares of common stock.
(11)	Includes (a) 39,207,000 shares of common stock, (b) options to purchase 2,856,250 shares of common stock, (c) warrants to purchase 55,000,000 shares of common stock and (d) 20,000,000 shares of common stock issuable upon conversion of outstanding principal under the Convertible Note held directly (or deemed to be beneficially owned) by all of our current directors and executive officers as a group.

Equity Compensation Plan Information

 The following table provides certain aggregate information with respect to shares of our common stock that may be issued under our equity compensation plans in effect as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	11,325,000	$0.157	8,675,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	11,325,000	$0.157	8,675,000

(1)	These plans consist of our Amended and Restated 2004 Stock Incentive Plan and Amended and Restated 2006 Non-Employee Director Stock Plan, which were terminated except with respect to outstanding options previously granted thereunder, and our 2009 Stock Incentive Plan.

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

The following table sets forth the revenue we recognized from the agreements described above, for the periods presented:

	2014	20132
ACN Korea	$758,000	$491,000

The following table details the commission paid and accrued to our affiliates in connection with our sales agreements, for the periods presented:

	2014	2015
ACN Mobile World	$172,000	$315,000
ACN Europe	72,000	221,000
Total	$244,000	$536,000

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co. for the audit of the Company's annual financial statements for the years ended December 31, 2014 and 2013, and fees billed for other services rendered by Brightman Almagor Zohar & Co. during those periods.

	2014	2013
Audit fees	$66,000	$66,000
Audit-related fees	-	-
Tax fees	-	8,000
All other fees	-	-
Total	$66,000	$74,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Effi Baruch	Chief Executive Officer, President and Senior	March 31, 2015
Effi Baruch	Vice President of Operations and Technology (Principal Executive Officer)

/s/ Yochai Ozeri	Director of Finance and Treasurer (Principal	March 31, 2015
Yochai Ozeri	Financial Officer and Principal Accounting Officer)

/s/ Robert Stevanovski	Chairman of the Board of Directors	March 31, 2015
Robert Stevanovski

/s/ Anthony Cassara	Director	March 31, 2015
Anthony Cassara

/s/ David Stevanovski	Director	March 31, 2015
David Stevanovski

/s/ Charles Baker	Director	March 31, 2015
Charles Barker

/s/ Lior Samuelson	Director	March 31, 2015
Lior Samuelson

/s/ J. Lyle Patrick	Director	March 31, 2015
J. Lyle Patrick

/s/ Donna Reeves-Collins	Director	March 31, 2015
Donna Reeves-Collins

EXHIBIT INDEX

The following documents are filed as exhibits to this Annual Report on Form 10-K or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit Number	Description
3.1	Form of the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference from our Annual Report on Schedule 14A filed on April 30, 2002).

3.2	Form of the Company’s Amended and Restated By-laws (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

4.1	Specimen Certificate of Common Stock (incorporated by reference from our registration statement on Form S-1 (Registration No. 333-122242)).

4.2	Convertible Promissory Note, dated March 2, 2011, by deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. in favor of D4 Holdings, LLC in a principal amount of $1,600,000 (incorporated by reference from our Current Report on Form 8-K filed on March 3, 2011).

4.3	Promissory Note, dated September 12, 2011, by deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. in favor of D4 Holdings, LLC in a principal amount of $300,000 (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2011).

10.1	2004 Non-Employee Director Stock Option Plan (incorporated by reference from our registration statement on Form S-8 (Registration No. 333-122242)).+

10.2	First Amendment to the deltathree, Inc. 2004 Non-Employee Director Stock Option Plan, dated as of December 20, 2005 (incorporated by reference from Exhibit 10.2 of our Current Report on Form 8-K filed on December 21, 2005).+

10.3	Form of Option Agreement Pursuant to 2004 Non-Employee Director Stock Option Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2005).+

10.4	deltathree, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 19, 2008).+

10.5	deltathree, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 19, 2008).+

10.6	Form of Option Agreement Pursuant to 2004 Stock Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2005).+

10.7	Form of Restricted Unit Agreement Pursuant to 2004 Stock Incentive Plan (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2008).+

10.8	deltathree, Inc. 2009 Stock Incentive Plan (incorporated by reference from our Definitive Proxy Statement on Schedule 14A filed on June 22, 2009).+

10.9	Form of deltathree, Inc. 2009 Stock Incentive Plan Incentive Stock Option Grant Agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

10.10	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement (for U.S. taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.11	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement under Section 102(b)(2) of the Israeli Income Tax Ordinance (for Israeli taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.12	Form of deltathree, Inc. 2009 Stock Incentive Plan Nonstatutory Stock Option Grant Agreement under Section 3(i) of the Israeli Income Tax Ordinance (for Israel taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.13	Form of deltathree, Inc. 2009 Stock Incentive Plan Restricted Stock Award Agreement (for U.S. taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.14	Form of deltathree, Inc. 2009 Stock Incentive Plan Restricted Stock Award Agreement (for Israeli taxpayers) (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).+

10.15	Letter Amendment, dated as of April 1, 2012, between deltathree, Inc., Delta Three Israel, Ltd. and DME Solutions, Inc. and LKN Communications, Inc., doing business as ACN, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2012).

10.16	Third Amendment to Loan and Security Agreements, dated as of November 13, 2012, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2012).

10.17	Amendment to Warrant Agreements, dated as of November 13, 2012, by and among deltathree, Inc. and D4 Holdings, LLC. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2012).

10.18	Warrant, dated November 13, 2012, between deltathree, Inc., and D4 Holdings, LLC. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2012).

10.19	Assignment and Assumption of Rights, Duties and Interests Agreement, dated as of February 7, 2013 between deltathree, Inc. and ACN Digital Phone Services, Inc. (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2014).

10.20	Form of Letter Agreement regarding deferral of certain cash compensation between deltathree, Inc. and certain of its directors. (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2014).

10.21	Forbearance Agreement, dated as of March 28, 2014, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC. (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2014).

10.22	Warrant, dated March 28, 2014, between deltathree, Inc., and D4 Holdings, LLC. (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2014).

10.23	Amended and Restated Agreement Concerning Outstanding/Future Commissions and Security Agreement , dated as of June 12, 2014, among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc., ACN, Inc., ACN Europe B.V. and ACN Digital Phone Service, LLC (incorporated by reference from our Current Report on Form 8-K filed on June 12, 2014).

21.1*	Subsidiaries of deltathree, Inc.

23.1*	Consent of Brightman Almagor Zohar & Co.

31.1*	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Letter from D4 Holdings, LLC to the Board of Directors of the Company dated February 25, 2015 (incorporated by reference from our Current Report on Form 8-K filed on March 2, 2015).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Indicates management contract or compensatory plan, contract or arrangement.

Brightman Almagor Zohar 1 Azrieli Center Tel Aviv 67021 P.O.B. 16593, Tel Aviv 61164 Israel Tel: +972 (3) 608 5555 Fax: +972 (3) 609 4022 info@deloitte.co.il www.deloitte.co.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of deltathree, Inc.

We have audited the accompanying consolidated balance sheets of deltathree, Inc. ("the Company") and its subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A member firm of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

March 31, 2015

DELTATHREE, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$286	$158
Restricted cash and short-term investments (Note 3)	4	34
Accounts receivable, net (Note 4)	229	541
Prepaid expenses and other current assets (Note 5)	118	271
Inventory	11	22
Total current assets	648	1,026

Property and equipment, net (Note 6)	92	164
Deposits	45	87

Total assets	$785	$1,277
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable – trade	734	984
Accounts payable – related party	1,772	1,286
Deferred revenues	295	203
Short-term loan from a related party	5,609	4,960
Other current liabilities (Note 7)	1,106	1,116
Total current liabilities	9,516	8,549

Long-term liabilities:
Severance pay obligations (Note 8)	63	105
Total long-term liabilities	63	105
Total liabilities	9,579	8,654

Commitments and contingencies (Note 9)

Stockholders’ deficiency (Note 10):
Share capital:
Common stock, par value $0.001 per share; authorized 225,000,000 shares; issued and outstanding: 72,311,025 at December 31, 2014 and 72,273,525 at December 31, 2013, respectively.	72	72
Additional paid-in capital	177,861	177,315
Accumulated deficit	(186,727)	(184,764)
Total stockholders’ deficiency	(8,794)	(7,377)

Total liabilities and stockholders’ deficiency	$785	$1,277

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

	2014	2013	2012
Revenues:	$14,099	$16,085	$13,684

Costs and operating expenses:
Cost of revenues (exclusive of $66, $111 and $96 depreciation included in a separate line below, respectively)	11,670	12,926	8,812
Research and development expenses (Note 11)	890	1,200	1,194
Selling and marketing expenses	658	1,278	2,031
General and administrative expenses	1,291	1,421	1,411
Depreciation and amortization	86	145	148

Total costs and operating expenses	14,595	16,970	13,596

(Loss) income from operations	(496)	(885)	88
Interest expense, net (Note 12)	(1,456)	(898)	(1,656)
Loss before income taxes	(1,952)	(1,783)	(1,568)
Income taxes (Note 13)	(11)	(35)	(11)
Net loss	$(1,963)	$(1,818)	$(1,579)
Net loss per share-basic and diluted	$(0.03)	$(0.03)	$(0.02)

Basic and diluted weighted average number of shares outstanding	72,303,213	72,273,525	72,273,525

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

($ in thousands, except share data)

	Common Stock
	Number of Outstanding Shares	Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at January 1, 2012	72,273,525	72		176,893	(181,367)	(4,402)
Issuance of a warrant containing beneficial conversion feature				207		207
Stock-based compensation				127		127
Loss for the year					(1,579)	(1,579)
Balance at December 31, 2012	72,273,525	72		177,227	(182,946)	(5,647)
Stock-based compensation				88		88
Loss for the year					(1,818)	(1,818)
Balance at December 31, 2013	72,273,525	72		177,315	(184,764)	(7,377)
Stock-based compensation				44		44
Issuance of a warrant containing beneficial conversion feature				501		501
Exercise of employee options	37,500	–	*	1		1
Loss for the year					(1,963)	(1,963)
Balance at December 31, 2014	72,311,025	72		177,861	(186,727)	(8,794)

* Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

DELTATHREE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(1,963)	$(1,818)	$(1,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated interest on short-term loan	683	590	288
Depreciation and amortization	86	145	148
Amortization related to convertible notes	464	169	887
Stock-based compensation	44	88	127
Liability for severance pay, net	(42)	8	(15)
Provision for losses on accounts receivable	-	-	(31)
Exchange rates differences on deposits, net	(4)	(7)	(2)

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	312	58	(153)
Decrease (increase) in prepaid expenses other current assets	153	(78)	31
Decrease (increase) in inventory	11	25	(1)
Increase in accounts payable	236	697	104
Increase (decrease) in deferred revenues	92	(291)	(28)
(Decrease) increase in other current liabilities	(10)	152	134
	2,025	1,556	1,489
Net cash provided by (used in) operating activities	62	(262)	(90)

Cash flows from investing activities:
Purchase of property and equipment	(14)	(64)	(58)
Release of restricted cash and short-term investments, net	79	22	296
Net cash provided by (used in) investing activities	65	(42)	238

Cash flows from financing activities:
Proceeds from exercise of employee options	1	-	-
Short-term loan from a related party	-	100	-
Net cash provided by financing activities	1	100	-

Increase (decrease) in cash and cash equivalents	128	(204)	148
Cash and cash equivalents at beginning of year	158	362	214
Cash and cash equivalents at end of year	286	158	362

Supplemental disclosures of cash flow information:
Cash paid for:
Taxes	11	35	316
Interest on long-term loan from a related party	-	-	278
Total payments	11	35	594

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

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  The Company and its subsidiaries have entered into four loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings has agreed to provide the Company with loans in the aggregate principal amount of $4,100,000.  The initial Loan and Security Agreement was entered into on March 1, 2010, and the Company has drawn the maximum principal amount available under the initial Loan and Security Agreement.  On August 10, 2010, the Company and its subsidiaries entered into the Second Loan and Security Agreement, or the “Second Loan Agreement”, with D4 Holdings with a maximum principal amount of $1,000,000, and the Company has drawn the maximum principal amount available under the Second Loan Agreement.  In connection with the Second Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $0.1312 per share. On March 2, 2011, the Company and its subsidiaries entered into the Third Loan and Security Agreement, or the “Third Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $1,600,000. Pursuant to the terms of the Convertible Promissory Note, or the “Convertible Note”, issued by the Company in connection with the Third Loan Agreement, D4 Holdings may elect to convert all or any portion of the outstanding principal amount under the Convertible Note into that number of shares of the Company’s common stock determined by dividing such principal amount by $0.08 (as may be adjusted under the terms of the Convertible Note). Simultaneous with the Company’s entering into the Third Loan Agreement, D4 Holdings and the Company entered into an amendment of the First Loan Agreement, pursuant to which (among other things) the maturity date for repayment of principal under the First Loan Agreement was extended from March 1, 2011, to March 1, 2012, and then subsequently extended by oral agreement of the parties to July 1, 2012, and subsequently orally extended again to January 2, 2014, pending the parties finalizing and entering into a formal amendment.. In connection with the Third Loan Agreement, the Company issued D4 Holdings a warrant to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.096 per share. The Company has drawn the aggregate principal amount available under the Third Loan Agreement, the principal amount of which can be converted by D4 Holdings into an aggregate of 20,000,000 shares of the Company’s common stock. On September 12, 2011, the Company and its subsidiaries entered into the Fourth Loan and Security Agreement, or the “Fourth Loan Agreement”, with D4 Holdings, pursuant to which D4 Holdings agreed to provide the Company and its subsidiaries an additional line of credit in a principal amount of $300,000. As of December 31, 2014, the Company had received advances in the aggregate amount of $300,000 from D4 Holdings pursuant to notices of borrowing under the Fourth Loan Agreement.

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

On January 2, 2014, the Company did not repay to D4 Holdings the outstanding principal and interest due under the First Loan Agreement, which constituted an event of default thereunder and a cross-default under all our other loan agreements with D4 Holdings. On March 28, 2014, the Company and its subsidiaries entered into a Forbearance Agreement with D4 Holdings, or the "Forbearance Agreement". Pursuant to the terms and conditions of the Forbearance Agreement, D4 Holdings agreed to forbear from taking any action with respect to the events of default until the earlier of (i) December 31, 2014, (ii) the occurrence of a breach or default by the Company or its subsidiaries under the Forbearance Agreement (which, in the event of certain undertakings of ours under the Forbearance Agreement, are not cured within three days) or (iii) the occurrence of any new or additional event of default under the Company's loan agreements with D4 Holdings. In addition, to the extent not yet perfected the Company and its subsidiaries pledged and granted as a security interest to D4 Holdings all of its right, title and interest in the collateral described in the Forbearance Agreement. In connection with the Forbearance Agreement the Company also issued to D4 Holdings a warrant, exercisable for ten years, to purchase up to 10,000,000 shares of the Company's common stock at an exercise price of $0.02 per share.

As of December 31, 2014, the Company had negative working capital equal to approximately $8.9 million as well as negative stockholders’ equity equal to approximately $8.8 million. The Company believes it is probable that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash in the near term. The Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

The Company believes that, unless it is able to increase revenues and generate additional cash flows, its current cash and cash equivalents will not satisfy its current projected cash requirements beyond the foreseeable future. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

In addition, unless the Company is able to increase revenues and generate additional cash flows, based on currently projected cash flows the Company believes that it will be unable to pay future scheduled interest and/or principal payments under the various loan agreements with D4 Holdings as these obligations become due, and beginning January 2013 the Company suspended making scheduled interest payments with the oral consent of D4 Holdings. On January 2, 2014, the Company did not repay to D4 Holdings the outstanding principal and interest due under the First Loan Agreement, which constituted an event of default thereunder and a cross-default under all our other loan agreements with D4 Holdings, following which the Company and its subsidiaries entered into the Forbearance Agreement with D4 Holdings. In the event the Company is unable to resume making interest payments and to pay the outstanding principal when due following the termination of the Forbearance Agreement, if D4 Holdings is not willing to waive compliance or otherwise modify the Company’s obligations such that the Company is able to avoid defaulting on such obligations, because D4 Holdings has a lien on all of the Company’s assets to secure the Company’s obligations under the loan agreements it could take actions under the loan agreements and seek to take possession of or sell the Company’s assets to satisfy the Company’s obligations thereunder. Any of these actions would likely have an immediate material adverse effect on the Company’s business, financial condition or results of operations.

Due to the Company’s ongoing losses and reduction in cash, the Company initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, the Company instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. In addition, in December 2013 the Company instituted an additional, smaller reduction in force. As of December 31, 2014, the Company had 13 full-time employees

In view of the Company’s current cash resources, nondiscretionary expenses, debt and near term debt service obligations, the Company may begin to explore all strategic alternatives available to it, including, but not limited to, a sale or merger of the Company, a sale of its assets, recapitalization, partnership, debt or equity financing, voluntary deregistration of its securities, financial reorganization, liquidation and/or ceasing operations. In the event that the Company requires but is unable to secure additional funding, the Company may determine that it is in its best interests to voluntarily seek relief under Chapter 11 of the U.S. Bankruptcy Code. Seeking relief under the U.S. Bankruptcy Code, even if the Company is able to emerge quickly from Chapter 11 protection, could have a material adverse effect on the relationships between the Company and its existing and potential customers, employees, and others. Further, if the Company was unable to implement a successful plan of reorganization, the Company might be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code. There can be no assurance that exploration of strategic alternatives will result in the Company pursuing any particular transaction or, if the Company pursues any such transaction, that it will be completed.

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

f.	Restricted cash

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

The following table sets forth the different cost and expenses of our products and services per sales component for each of the years ended December 31, 2014 and 2013:

F-9

	2014		2013
Sales Channel	Termination	Network & Access	Termination	Network & Access
Resellers	10,256	418	11,042	478
Direct to Consumers	82	620	209	673
Service Providers	71	156	114	345
Other	-	67	-	65
Total Costs of Revenues	10,409	1,261	11,365	1,561

k.	Research and development expenses

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

The following assumptions were used for the fiscal year 2014: dividend yield of 0.00% for all periods; risk-free interest rate of 1.2%; an expected life of 3-4 years for all periods; and a volatility rate of 200%.

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

Sales to material customers representing ten percent or more of total revenues for each of the twelve months ended December 31, 2014 and 2013, and accounts receivable as of December 31, 2014, and December 31, 2013, were as follows:

	Revenues		Accounts Receivable
Customer	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	As of December 31, 2014	As of December 31, 2013
Reseller A	67.4%	68.7%	-	34.4%
Reseller B	6.8%	2.4%	-	-
Affiliate A	2.5%	4.3%	-	-
Service Provider A	5.4%	3.1%	27.9%	17.4%

q.	Fair value of financial instruments

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

The interest expenses relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	December 31,
	2014	2013
	($ in thousands)
Contractual interest coupon	683	590
Amortization of the discount on the liability components	464	169
Total interest expense on short-term loans	1,147	759

Note 3 - Restricted cash and short-term investments

As of December 31, 2014 and 2013, our total restricted cash and short-term investments was approximately $4,000 and $34,000, respectively. Restricted cash represents amounts held in certificates of deposit and money market funds to support stand-by letters of credit used as security for third party vendors as well as amounts deposited as guarantees for the Subsidiary’s office in Jerusalem and for currency hedging transactions in which the Company engages.

Note 4 - Accounts receivable, net

Accounts receivable are stated net of an allowance for doubtful accounts of approximately $508,000 at December 31, 2014 and $508,000 at December 31, 2013. Accounts receivable, net includes $64,000 and $142,000 as of December 31, 2014 and 2013, respectively, for related parties.

Note 5 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2014	2013
	($ in thousands)
Related party licenses, net	$31	$72
Government of Israel (VAT refund and other)	3	25
Deposits with suppliers	11	26
Prepaid expenses	73	125
Other	-	23
Total prepaid expenses and other current assets	$118	$271

Note 6 – Property and equipment, net

	December 31,
	2014	2013
	($ in thousands)
Telecommunications equipment	$17,205	$17,205
Furniture, fixtures and other	630	630
Leasehold improvements	797	797
Capital leases	422	422
Computers, hardware and software	9,381	9,367
	28,435	28,421

Less - accumulated depreciation	(28,343)	(28,257)
Total property and equipment, net	$92	$164

Note 7 - Other current liabilities

Other current liabilities consist of the following:

	December 31,
	2014	2013
	($ in thousands)
Accrued expenses	$250	$147
Employees and related expenses	87	192
Commercial rent tax provision	300	300
Tax liabilities	469	477
Total other current liabilities	$1,106	$1,116

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

Expenses relating to employee termination benefits were $92,132, 113,745, and $107,689 for the years ended December 31, 2014, 2013 and 2012, respectively.

The aggregate value of the insurance policies as of December 31, 2014 and 2013 was $580,133 and $901,362, respectively.

Note 9 - Commitments and contingencies

a.	Lease commitments

We lease our executive offices at 1 Bridge Plaza, Suite #275, Fort Lee, New Jersey, and storage and equipment space at 117 Central Avenue, Hackensack, New Jersey. We lease each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for 2014 was $7,000.

The Subsidiary, leases an office that houses our research and development facilities in Jerusalem, Israel. The term of the lease is until June 30, 2015. Rent expense, net, for our subsidiary, for 2014 was $125,000.

b.	Legal proceedings

On July 5, 2011, the Company received a notice from the New York City Department of Finance that claimed that the Company had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that the Company had leased during that time. The notice stated that the Company is obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns. The Company engaged outside counsel, which began discussions with the Department of Finance, and contested assessment and simultaneously attempted to negotiate a significant reduction in the amounts to be paid. The Company’s appeal was rejected in July 2012 by an examiner in the Department of Finance, and the Company has subsequently engaged and begun discussions with a manager in the Department of Finance and submitted additional supporting materials. The final outcome of this assessment and the Company’s negotiations with the New York City Department of Finance cannot be determined at this time. In the event that the Company is required to pay all or most of the amounts claimed by the New York City Department of Finance this would have a material adverse effect on the Company’s financial condition and liquidity. During 2011 the Company recorded $300,000 as a provision for commercial rent tax. The Company has determined that $300,000 is the minimum amount that would settle the claim according to ASC 450-20. The amount claimed by the Department of Finance was approximately $912,000; as a result, there is a reasonable possibility that a loss in excess of the $300,000 would be incurred.

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

The Company paid approximately $11,000 of state and local taxes and other fees during 2014.  To the extent we increase the cost of services to its customers to recoup some of the costs of compliance; this will have the effect of decreasing any price advantage we may have over traditional telecommunications companies.

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

As of December 31, 2014, options to purchase 6,936,250 shares of Common Stock granted under the Company’s stock incentive plans were exercisable with exercise prices ranging between $0.02 and $3.20 per share.

A summary of the status of the Company’s stock incentive plans as of December 31, 2014, 2013 and 2012 and changes during the years then-ended is presented below:

	December 31, 2014		December 31, 2013		December 31, 2012
	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price	Number of Options	Weighted average Exercise price
Options outstanding at beginning of year	11,010,000	0.16	11,334,500	$0.17	8,869,500	$0.21
Granted during the year	3,140,000	0.04	-	-	2,570,000	0.03
Exercised during the year	37,500	0.03	-	-	-	-
Forfeited during the year	2,787,500	0.12	324,500	0.09	105,000	0.03
Outstanding at end of year	11,325,000	0.15	11,010,000	$0.16	11,334,500	$0.17

Weighted average fair value of options granted during the year	$0.03		$-		$0.03

Additional information regarding options outstanding as of December 31, 2014, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding	Weighted average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$0.02	500,000	7.8	0.02	250,000	0.02
$0.03	3,845,000	7.1	0.03	2,883,750	0.03
$0.04	3,140,000	9.7	0.04	-	0.04
$0.11 – 0.14	380,000	4.0	0.14	355,000	0.14
$0.15	440,000	3.3	0.15	440,000	0.15
$0.16	50,000	6.8	0.16	37,500	0.16
$0.18 – 0.22	600,000	5.8	0.20	600,000	0.20
$0.27	870,000	5.8	0.27	870,000	0.27
$0.32 – 0.386	300,000	0.8	0.376	300,000	0.376
$0.41	1,180,000	4.8	0.41	1,180,000	0.41
$2.88 – 3.20	20,000	0.3	3.00	20,000	3.00
	11,325,000		0.16	6,936,250	0.21

As of December 31, 2014, no outstanding options to purchase shares of Common Stock or options to purchase shares of Common Stock exercisable were “in-the-money".

The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of December 31, 2014, was approximately $103,000 and is expected to be recognized over a weighted-average period of four years.

c. Restricted shares of the Company’s Common Stock

During the year ended December 31, 2014, the Company did not grant restricted shares of the Company’s common stock or restricted units to purchase shares of the Company’s common stock.

Note 11 - Research and development expenses

Research and development expenses consist of the following:

	Year ended December 31,
	($ in thousands)
	2014	2013	2012
Salaries and related expenses	$696	$876	$844
Consulting and advisory fees	26	15	13
Travel	-	-	2
Other	168	309	335
Total research and development expenses	$890	$1,200	$1,194

Note 12 – Interest expense, net

Interest expense consists of the following:

	Year ended December 31,
		($ in thousands)
	2014	2013	2012
Discount of convertible notes	$464	$169	$887
Interest paid and accrued on loan from related party	930	694	640
Bank charges	30	29	31
Foreign exchange differences	32	6	98
Total interest expense	$1,456	$898	$1,656

Note 13 - Income taxes

a.	Provision for income taxes

No provision for income taxes was required for the years ended December 31, 2014, 2013 and 2012 due to net losses in these periods.

b.	Net operating losses

As of December 31, 2014, the Company had net operating losses generated in the U.S. and Israel of approximately $23.6 million and $3.9 million, respectively.

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

c.	In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	December 31,
	2014	2013
	($ in thousands)
Net operating losses carryforwards	$9,273	$9,386
Less valuation allowance	(9,273)	(9,386)
Net deferred tax assets	$-	$-

A valuation allowance of $9.3 million and $9.4 million is provided as of December 31, 2014 and 2013, respectively, as the realization of the deferred tax assets are not assured.

d.	Income/(Loss) before income tax for each entity:

	Year ended December 31,
	2014	2013	2012
	(US$ in thousands)
Domestic	$(2,094)	$(1,976)	$(1,727)
Foreign	131	158	148
Total	$(1,963)	$(1,818)	$(1,579)

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

	Year ended December 31,
	2014	2013	2012
	($ in thousands)
Revenues:
North America	$785	$1,442	$3,163
Europe	170	479	997
South America	578	431	788
Far East	1,149	1,100	1,592
Asia and Africa	9,668	11,557	6,710
Middle East	1,749	1,076	434
Total revenues	$14,099	$16,085	$13,684

Revenues from major customers exceeding 10% of revenues:
Master Reseller A	67.4%	68.7%	39.5%
Master Reseller B	6.8%	2.4%	-%
Affiliate A	2.5%	4.3%	7.8%
Service Provider A	5.4%	2.6%	2.4%

	December 31,
	2014	2013
	($ in thousands)
Long-lived assets:
United States	72	148
Israel	20	11
Australia	-	5
Total long-lived assets	92	164

Note 15 – Related Party Transaction

The following tables below summarize our related party transactions, in thousands of dollars:

	2014	2013
Revenues generated from a related party	$758	$491

Fees and service expenses	244	536
Interest expenses	930	694
Amortization related to convertible notes	464	169

	As of December 31,
	2014	2013
Accounts receivable	$64	$142
Accounts payable	1,772	1,286
Short-term loan from a related party	5,609	4,960

Related parties involved in these transactions:

•	D4 Holdings, LLC.
•	Affiliates of D4 Holdings, LLC.

Note 16 – Subsequent Events

On February 25, 2015, D4 Holdings sent a letter to our board of directors that indicated that within three to four weeks of the date of the letter D4 Holdings intended to initiate a tender offer to purchase all of the outstanding shares of our common stock not owned by D4 Holdings at a purchase price of $0.01 per share in cash. D4 Holdings stated that it is not willing to enter into further forbearance arrangements with us or to provide us additional financing. Finally, D4 Holdings indicated that, in its capacity as majority stockholder of our company, it is presently not interested in either selling its shares or voting in favor of any alternative transaction, including a merger of sale of our assets or business or similar transaction.

On March 26, 2015 D4 Holdings sent a letter to our board of directors that indicated that D4 Holdings withdraws its previous offer and instead proposes to acquire us through a merger of our company with a newly-formed acquisition subsidiary of D4 Holdings. The transaction will be structured as a stock purchase, pursuant to which D4 Holdings will purchase all of the outstanding shares of our common stock not owned by D4 Holdings. D4 Holdings restated its previous offer of $0.01 per share, to be paid in cash from its own funds, and accordingly there will be no financing contingency. In addition, D4 Holdings will assume all of our outstanding debt, currently valued at approximately $7.9 million.

The completion of the transaction will be conditioned upon, among other things, approval by a special committee of our board of directors consisting of independent directors. If the transaction is completed, our common stock will no longer be registered under Section 12 of the Exchange Act.

Selected Quarterly Financial Information (Unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2014
Total revenues	$4,319	$4,391	$2,959	$2,430
Costs and operating expenses:
Cost of revenues	3,548	3,688	2,450	1,984
Research and development expenses	275	235	193	187
Selling and marketing expenses	224	175	143	116
General and administrative expenses	330	350	279	332
Depreciation and amortization	25	25	18	18
Total costs and operating expenses	4,402	4,473	3,083	2,637
Loss from operations	(83)	(82)	(124)	(207)
Interest expense, net	(242)	(379)	(416)	(419)
Loss before income taxes	(325)	(461)	(540)	(626)
Income taxes	6	5	1	(1)
Net loss	$(331)	$(466)	$(541)	$(625)
Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	72,279,775	72,311,025	72,311,025	72,311,025

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)
2013
Total revenues	$3,730	$4,216	$4,041	$4,098
Costs and operating expenses:
Cost of revenues	2,793	3,425	3,311	3,397
Research and development expenses	293	295	303	309
Selling and marketing expenses	393	319	291	275
General and administrative expenses	351	350	322	398
Depreciation and amortization	38	37	42	28
Total costs and operating expenses	3,868	4,426	4,269	4,407
Loss from operations	(138)	(210)	(228)	(309)
Interest expense, net	(207)	(198)	(279)	(214)
Loss before income taxes	(345)	(408)	(507)	(523)
Income taxes	11	6	3	15
Net loss	$(356)	$(414)	$(510)	$(538)
Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	72,273,525	72,273,525	72,273,525	72,273,525

