Form 10-Q
period 2015-03-31
DELTATHREE INC
filed 2015-05-14
CIK 1086740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 6, 2015, the registrant had outstanding 72,311,025 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

DELTATHREE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in thousands)

	As of March 31, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$163	$286
Restricted cash and short-term investments	4	4
Accounts receivable, net	260	229
Prepaid expenses and other current assets	140	118
Inventory	11	11

Total current assets	578	648

Property and equipment, net	74	92
Deposits	45	45

Total assets	$697	$785

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable – trade	1,046	734
Accounts payable – related party	1,855	1,772
Deferred revenues	157	295
Short-term loan from a related party	5,865	5,609
Other current liabilities	1,117	1,106

Total current liabilities	10,040	9,516

Long-term liabilities:
Severance pay obligations	65	63
Total long-term liabilities	65	63

Total liabilities	10,105	9,579

Stockholders’ deficiency:
Share capital:
Common stock, par value $0.001 per share; authorized: 225,000,000 shares; issued and outstanding: 72,311,025 at March 31, 2015, and 72,311,025 at December 31, 2014	72	72
Additional paid-in capital	177,874	177,860
Accumulated deficit	(187,354)	(186,726)

Total stockholders’ deficiency	(9,408)	(8,794)

Total liabilities and stockholders’ deficiency	$697	$785

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$2,042	$4,319

Costs and operating expenses:
Cost of revenues	1,691	3,548
Research and development expenses	145	275
Selling and marketing expenses	89	224
General and administrative expenses	403	330
Depreciation and amortization	18	25
Total costs and operating expenses	2,346	4,402

Loss from operations	(304)	(83)

Interest expense, net	(318)	(242)
Loss before income taxes	(622)	(325)
Income taxes	6	6
Net loss	(628)	(331)

Net loss per share – basic and diluted	(0.01)	(0.00)

Basic and diluted weighted average number of shares outstanding	72,311,025	72,311,025

See notes to unaudited condensed consolidated financial statements.

DELTATHREE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss for the period	$(628)	$(331)
Adjustments to reconcile loss for the period to net cash (used in) operating activities:
Accumulated interest on short-term loan	180	158
Depreciation and amortization	18	25
Amortization related to convertible notes	76	49
Stock-based compensation	14	6
Increase in liability for severance pay, net	2	34
Exchange rates differences on deposits, net	-	1

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable	(31)	171
(Increase) decrease in prepaid expenses and other current assets	(22)	47
Increase in accounts payable	395	77
(Decrease) in deferred revenues	(138)	(80)
Increase (decrease) in other current liabilities	11	(19)
	505	469
Net cash (used in) provided by operating activities	(123)	138

Cash flows from investing activities:
Release of restricted cash and short-term investment, net	-	30
Net cash provided by investing activities	-	30

Cash flows from financing activities:
Proceeds from exercise of options	-	1
Net cash provided by financing activities	-	1

Decrease (increase) in cash and cash equivalents	(123)	169
Cash and cash equivalents at beginning of period	286	158
Cash and cash equivalents at end of period	$163	$327

5

	Three Months Ended March 31,
	2015	2014
Supplemental schedule of cash flow information:
Cash paid for:
Taxes	6	6
Total	$6	$6

	Three Months Ended March 31,
	2015	2014
Non-cash activity:
Issuance of warrants against short-term loan	$-	498

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2015, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2014 fiscal year and through the date of this Report.

Going Concern

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  The Company and its subsidiaries have entered into four loan agreements with D4 Holdings, LLC, its majority stockholder, pursuant to which D4 Holdings agreed to provide the Company with loans in the aggregate principal amount of $4,300,000.

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

The Company did not make the payments it was required to make to the ACN Entities on July 15, 2014, described in the first and second bullet points above and is currently in default under the ACN Forbearance Agreement. On September 29, 2014 the Company and ACN entered into the Second Amendment to the ACN Forbearance Agreement. The amendment modified the initial due date of July 15, 2014 under the ACN Forbearance Agreement to December 15, 2014 and provided that the Company is obligated to pay a fee of $50,000 on or before December 15, 2014. The Company has not paid such amount to the ACN Entities, and pursuant to the terms of the Second Amendment a late payment penalty fee of one percent (1%) of such amount is accruing on a monthly basis.

The Company does not know when it will resume making such payments again, and there is no assurance that it will be able to do so in the near future (if at all) or that until such time ACN and ACN Europe will continue to consent to its not making any such required payments and not exercise any rights they may have under the Company's respective agreements with them or under applicable law. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event. Such events include the filing of any petition or action for relief under law relating to debtors; application or consent for the appointment of a receiver, trustee, or the like over substantial assets; execution of a general assignment to creditors; general inability to pay debts as they come due; or the filing of any involuntary petition against a party that is not dismissed within 60 days of its filing.

On February 25, 2015, D4 Holdings sent a letter to the Company's board of directors that indicated that within three to four weeks of the date of the letter D4 Holdings intended to initiate a tender offer to purchase all of the outstanding shares of the Company's common stock not owned by D4 Holdings at a purchase price of $0.01 per share in cash. D4 Holdings stated that it is not willing to enter into further forbearance arrangements with the Company or to provide the Company additional financing. Finally, D4 Holdings indicated that, in its capacity as majority stockholder of the Company, it is presently not interested in either selling its shares or voting in favor of any alternative transaction, including a merger or sale of the Company's assets or business or similar transaction.

On March 26, 2015, D4 Holdings sent a letter to the Company's board of directors that indicated that D4 Holdings withdraws its previous offer and instead proposes to acquire the company through a merger of the Company with a newly-formed acquisition subsidiary of D4 Holdings. The transaction will be structured as a stock purchase, pursuant to which D4 Holdings will purchase all of the outstanding shares of the Company's common stock not owned by D4 Holdings. D4 Holdings restated its previous offer of $0.01 per share, to be paid in cash from its own funds, and accordingly there will be no financing contingency. In addition, D4 Holdings will assume all of the Company's outstanding debt, currently valued at approximately $7.9 million. The completion of the transaction will be conditioned upon, among other things, approval by a special committee of the Company's board of directors consisting of independent directors. If the transaction is completed, the Company's common stock will no longer be registered under Section 12 of the Exchange Act.

On April 23, 2015, each of the Deltathree Entities entered into the Amendment to Fourth Loan and Security Agreement and Promissory Note, dated as of April 23, 2015 (the “Amendment”) with D4 Holdings. The Amendment amended the Fourth Loan Agreement and the promissory note executed in connection therewith and the D4 Holdings Forbearance Agreement. Pursuant to the terms of the Amendment, the maximum principal amount under the Fourth Loan Agreement was increased from $300,000 to $500,000 and the principal sum in the related promissory note was amended from $300,000 to $500,000. On April 23, 2015, the Company received $200,000 from D4 Holdings pursuant to a notice of borrowing under the Fourth Loan Agreement, as amended.

As of March 31, 2015, the Company had negative working capital equal to approximately $9.5 million as well as negative stockholders’ equity equal to approximately $9.4 million. The Company believes it is probable that it will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before it requires additional cash in the immediate term. The Company may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. Because of the Company’s significant losses to date and the Company’s limited tangible assets, the Company does not fit traditional credit lending criteria, which could make it difficult for the Company to obtain loans or to access the capital markets. If the Company issues additional equity or convertible debt securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

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

Due to the Company’s ongoing losses and reduction in cash, the Company initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align the Company’s operations with its current business model.  In accordance with the restructuring, the Company instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. In addition, in December 2013 the Company instituted an additional, smaller reduction in force. As of March 31, 2015, the Company had 11 full time employees. During March 2014, as an incentive for the Company's remaining employees the Company reversed the five-percent reduction in salaries that it instituted in 2011.

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

Gross revenues from sales to material customers for each of the three months ended March 31, 2015 and 2014, and accounts receivables as of March 31, 2015 and December 31, 2014, were as follows:

	Revenues		Accounts Receivable
	Three Months Ended March 31,		As of
Customer	2015	2014	March 31, 2015	December 31, 2014
Reseller A	64%	70%	37%	-
Reseller B	10%	4%	-	-
Affiliate A	2%	3%	-	-
Affiliate B	1%	1%	-	-
Service Provider A	8%	4%	19%	28%

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

Lease Commitments

The Company leases its executive offices at 1 Bridge Plaza, Fort Lee, New Jersey, and storage and equipment space at 8301 River Road, North Bergen, New Jersey.  The Company leases each of these facilities on a month-to-month basis. The aggregate rent expense, net, for the two locations for the three months ended March 31, 2015, was $1,000.

Delta Three Israel leases an office that houses the Company’s research and development facilities in Jerusalem, Israel. The term of the lease is until September 30, 2016. Rent expense, net for Delta Three Israel for the three months ended March 31, 2015, was $22,000.

Legal Proceedings

On July 5, 2011, the Company received a notice from the New York City Department of Finance, or the Department of Finance, which claimed that the Company had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that the Company had leased during that time. The notice stated that the Company is obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns.  The Company engaged outside counsel, which began discussions with the Department of Finance, and contested the assessment and simultaneously attempted to negotiate a significant reduction in the amounts to be paid.  The Company’s appeal was rejected in July 2012 by an examiner in the Department of Finance, and the Company subsequently engaged and begun discussions with a manager in the Department of Finance and submitted additional supporting materials.

In June 2013 the Company submitted a settlement offer, which the Department of Finance did not accept, and discussions continued. In November 2013 the Company filed a request for a conciliation conference with the Department of Finance, which was held in February 2014. Following the conference the parties continued to engage in discussions. The parties met again in September 2014 and the Department of Finance made a counter-offer, which the Company did not accept. On February 24, 2015, the Company received a notice of conciliation decision from the Department of Finance, which stated that at as a result of the Company's failure to accept the Department of Finance's settlement offer the statutory notice issued by the Department of Finance on July 5, 2011 was affirmed. The Company intends to file a petition on or before May 22, 2015 to request a hearing with the New York City Tax Appeals Tribunal.

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

On April 26, 2015, the Company was informed that a complaint had been filed in the United States District Court for the Eastern District Court of Texas by UrgenSync, LLC against the Company, claiming infringement of a patent claimed to be owned by UrgenSync. The Company is currently investigating the matter and reviewing the alleged complaint and intends to defend itself vigorously.

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

The Company paid approximately $6,000 of state and local taxes and other fees during the three months ended March 31, 2015. To the extent the Company increases the cost of services to our customers to recoup some of the costs of compliance this will have the effect of decreasing any price advantage the Company may have over traditional telecommunications companies.

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

The interest expenses relating to both the contractual interest coupon and amortization of the discount on the liability component are as follows:

	For the three months ended March 31,
	2015	2014
	($ in thousands)
Contractual interest coupon	180	158
Amortization of the discount on the liability components	76	49
Total interest expense on short-term loans	256	207

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

For a more complete list and description of such risks and uncertainties, as well as other risks, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.  Except as required under the federal securities laws and the rules and regulations promulgated thereunder, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors after the filing of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, we are required to pay all then-current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of March 31, 2015, was equal to approximately $1,742,000). In addition, beginning July 15, 2012, we were required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice. In addition, in the event of certain insolvency-related events defined in the agreements, all unpaid amounts will become immediately due and payable effective immediately prior to such event.

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

We did not make the payments we were required to make to the ACN Entities on July 15, 2014, under the ACN Forbearnace Agreement and are currently in default under the ACN Forbearance Agreement. On September 29, 2014 ACN and we entered into the Second Amendment to the ACN Forbearance Agreement. The amendment modified the initial due date of July 15, 2014 under the ACN Forbearance Agreement to December 15, 2014 and provided that we are obligated to pay a fee of $50,000 on or before December 15, 2014. As of March 18, 2015 we have not paid such amount to the ACN Entities, and pursuant to the terms of the Second Amendment a late payment penalty fee of one percent (1%) of such amount is accruing on a monthly basis.

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

As of March 31, 2015, we had negative working capital equal to approximately $9.5 million as well as negative stockholders’ equity equal to approximately $9.4 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash in the immediate term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of full time employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. In addition, in December 2013 we instituted an additional, smaller reduction in force. As of March 31, 2015, we had 11 full time employees. During March 2014, as an incentive for our remaining employees we reversed the five-percent reduction in salaries that we instituted in 2011.

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

Risk Factors: For a discussion of the impact of market risks, financial risks and other risks and uncertainties that we face, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

Revenues

Our revenues are derived mainly from resellers, service providers, and direct consumers of our video and voice-over-IP products and services. Revenue is recognized from these products and services as follows:

•	postpaid minutes: revenue from the sale of minutes on a postpaid basis (primarily sold to our wholesale resellers) is recognized at the time such minutes are used;
•	prepaid minutes: prepayments for communications services and the sale of minutes are deferred and recognized as revenue at the time communications services are provided and at the time the minutes are utilized , service charges are levied or remaining balances expire. We conduct evaluations of outstanding prepaid balances that do not have expiration dates or service fees associated with them to determine, based on terms and condition of agreements and historical data, whether such balances are likely to be utilized. If we determine that balances are unlikely to be used, the deferred revenue liability is reduced accordingly and other revenue is recognized. The outstanding prepaid balances likely to be utilized are reconciled to our deferred revenue account and deferred revenue is increased or decreased accordingly to properly reflect our estimated liability;
•	monthly recurring charges: revenue from fees such as set monthly recurring charges based on the level of service or calling plans that the subscriber subscribes for is recognized as the applicable service is provided; and
•	other revenues: these revenues include, but are not limited to, prepaid balances with no services fees or expiration dates that are unlikely to be utilized.

The following sets forth our revenues per segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Segment	2015	2014
	($ in thousands)
Reseller	$1,696	$3,668
Direct-to-consumer	159	316
Service provider	166	295
Other	21	40
Total	$2,042	$4,319

The provision of video and voice-over-IP products and services through our reseller, direct-to-consumer and service provider channels accounted for approximately 83% and 85%, 8% and 7%, and 8% and 7%, respectively, of our total revenues for the three months ended March 31, 2015 and 2014.

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

The following sets forth our cost of revenues per component for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Cost of Revenues per Component	2015	2014
	($ in thousands)
Termination of minutes	$1,453	$3,235
Infrastructure	102	100
Internet access	44	112
Licenses fees and support	22	5
Other	70	96
Total Cost of Revenues	$1,691	$3,548

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

We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to March 31, 2015.  The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income going forward, we have recorded a full valuation allowance with respect to these deferred assets.

Net Operating Losses

As of March 31, 2015, we had net operating losses, or NOLs, generated in the U.S. of approximately $23.9 million and Delta Three Israel Ltd., our wholly-owned subsidiary, had NOLs of approximately $3.9 million. Our issuance of common stock to D4 Holdings in February 2009 constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. As a result, under Section 382 our ability to utilize NOLs generated in the U.S. prior to February 2009 (equal to approximately $156 million) to offset any income we may generate in the future will be limited to approximately $600,000 per year from February 2009.  The NOLs began to expire in 2011 and will continue to expire at various dates until 2029 if not utilized. Our ability to utilize our remaining NOLs could be additionally reduced if we experience any further “ownership change,” as defined under Section 382.

Results of Operations - Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

Revenues

Revenues decreased by approximately $2.3 million, or 53%, to approximately $2.0 million for the three months ended March 31, 2015, from approximately $4.3 million for the three months ended March 31, 2014. During this period the number of minutes carried by our network decreased by approximately 46% from approximately 73.1 million minutes during the three months ended March 31, 2014, to approximately 39.4 million minutes for the corresponding period in 2015. This was caused, in large part, by a decrease of approximately 17.5 million minutes utilized by our largest reseller during the three months ended March 31, 2015, compared to the number of minutes utilized by such reseller during the corresponding period in 2014, due in large part to political instability and unrest in areas in which this reseller operates. We also experienced a decrease of approximately 4.0 million minutes utilized by our third largest reseller during the three months ended March 31, 2015, compared to the number of minutes utilized by such reseller during the corresponding period in 2014. These decreases were partially offset by an increase of 3.0 million minutes utilized by our second largest reseller during the three months ended March 31, 2015, compared to the number of minutes utilized by such reseller during the corresponding period in 2014. The number of minutes utilized by our direct-to-consumer division decreased by approximately 1.8 million minutes during the three months ended March 31, 2015, compared to the number of minutes utilized by this division during the corresponding period in 2014.

Revenues generated by our reseller division decreased by approximately $2.0 million, or 54%, to approximately $1.7 million for the three months ended March 31, 2015, from approximately $3.7 million for the three months ended March 31, 2014. Our two largest resellers accounted for approximately $1.5 million, or approximately 89%, of the revenue generated from our reseller division for the three months ended March 31, 2015, which represented approximately 74% of our total revenue for such period.  By comparison, for the three months ended March 31, 2014, our two largest resellers accounted for approximately 86% of the revenue generated from our reseller division, or approximately 73% of our total revenue during such period.

Revenues generated by our service provider division decreased by approximately $129,000, or 44%, from approximately $295,000 for the three months ended March 31, 2014, to approximately $166,000 for the three months ended March 31, 2015. This decrease was primarily due to a decline in revenues generated from our service agreement with ACN Pacific as a result of the expiration of the applicable service agreement in October 2014.

Sales to direct consumers decreased by approximately $157,000 or 50%, to approximately $159,000 for the three months ended March 31, 2015, from approximately $316,000 for the three months ended March 31, 2014. Revenues generated through our iConnectHere offering declined by approximately $22,000 from approximately $94,000 for the three months ended March 31, 2014, to approximately $72,000 for the three months ended March 31, 2015. In addition, the revenues generated by our joip Mobile offering decreased from $198,000 for the three months ended March 31, 2014, to approximately $71,000 for the three months ended March 31, 2015.

Costs and Operating Expenses

Cost of revenues.  Cost of revenues decreased by approximately $1.8 million, or 51%, from approximately $3.5 million for the three months ended March 31, 2014, to approximately $1.7 million for the three months ended March 31, 2015. Our network rent cost decreased by approximately $49,000 from approximately $213,000 for the three months ended March 31, 2014, to approximately $164,000 for the three months ended March 31, 2015. Our termination cost decreased by approximately $1.7 million, or 56%, from approximately $3.2 million for the three months ended March 31, 2014, to approximately $1.4 million for the three months ended March 31, 2015. The decrease in termination cost was primarily caused by a decline of revenues generated by our largest reseller, which generated approximately $1.1 million of termination costs for the three months ended March 31, 2015 compared to $2.6 million during the three months ended March 31, 2014. Cost of revenues also include software cost as licenses paid for reselling them to our service providers. For the three months ended March 31, 2015 we recorded approximately $22,000 as licenses fees and support.

Research and development expenses. Research and development expenses decreased by approximately $130,000, or 47%, from approximately $275,000 for the three months ended March 31, 2014, to approximately $145,000 for the three months ended March 31, 2015. As a percentage of revenues, research and development expenses for the three months ended March 31, 2015, was approximately 7% compared to approximately 6% for the three months ended March 31, 2014.

Selling and marketing expenses. Selling and marketing expenses decreased by approximately $135,000 or 60%, to approximately $89,000 for the three months ended March 31, 2015, from approximately $224,000 for the three months ended March 31, 2014. The main reason for the decrease was a decline in commissions we were required to pay ACN, ACN Europe and Momentis pursuant to our respective agreements with them. As a percentage of revenues, selling and marketing expenses decreased to approximately 4% for the three months ended March 31, 2015, from approximately 5% for the three months ended March 31, 2014.

General and administrative expenses. General and administrative expenses increased by approximately $73,000 or 22%, to approximately $403,000 for the three months ended March 31, 2015, from approximately $330,000 for the three months ended March 31, 2014. The increase in general and administrative expenses was partially caused by a provision for doubtful debt of approximately $35,000 for the three months ended March 31, 2015. As a percentage of revenues, general and administrative expenses increased to approximately 20% for the three months ended March 31, 2015, from approximately 8% for the three months ended March 31, 2014.

Depreciation and amortization.   Depreciation and amortization decreased by approximately $7,000, from approximately $25,000 for the three months ended March 31, 2014, to approximately $18,000 for the three months ended March 31, 2015.

Loss from Operations

For the three months ended March 31, 2015, we recorded a loss from operations of approximately $304,000 compared to a loss from operations of approximately $83,000 for the three months ended March 31, 2014, due to the factors set forth above.

Interest Expense, Net

We recorded interest expense of approximately $318,000 for the three months ended March 31, 2015, compared to approximately $242,000 for the three months ended March 31, 2014. Interest expense consisted of interest recorded under our loan agreements with D4 Holdings of approximately $180,000, and $76,000 which we recorded as the aggregate amount for both the warrant we issued to D4 Holdings in connection with the Second Loan Agreement and the warrant and Convertible Note we issued to D4 Holdings in connection with the Third Loan Agreement.

Income Taxes, Net

We recorded net income tax expenses of $6,000 for the three months ended March 31, 2015.

Net Loss

For the three months ended March 31, 2015, we recorded a net loss of approximately $628,000 compared to a net loss of approximately $331,000 for the three months ended March 31, 2014, due to the factors set forth above.

Liquidity and Capital Resources

Since our inception in June 1996, we have incurred significant operating and net losses due in large part to the start-up and development of our operations and our losses from operations. For the three months ended March 31, 2015, we recorded net loss from operations of approximately $304,000 compared to a net loss from operations of approximately $83,000 for the three months ended March 30, 2014. To date, we have an accumulated deficit of approximately $187.3 million.

As of March 31, 2015, we had cash and cash equivalents of approximately $163,000 and restricted cash and short-term investments of approximately $4,000, or a total of cash, cash equivalents and restricted cash of $168,000, a decrease of approximately $123,000 from December 31, 2014. The decrease in cash and cash equivalents was caused by net cash used in operating activities of approximately $123,000 during the three months ended March 31, 2015. Our cash management is influenced by fluctuations in collections from our clients, which in turn affects the timing of our payments to our vendors and suppliers. However, we estimate our monthly cash burn ranges between $20,000 and $50,000, based on the assumption that our revenues remain at their current level. We expect our cash and cash on hand will be sufficient to support our operations for the period of between four and eight months, unless we receive additional funding or raise additional capital.

Cash used in or provided by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. We had negative cash flow from operating activities of approximately $123,000 during the three months ended March 31, 2015.

Net cash used in or provided by investing activities is generally driven by our capital expenditures and changes in our short and long-term investments. For the three months ended March 31, 2015, we did not purchase any fixed assets.

Net cash used in or provided by financing activities is generally driven by drawing down amounts available under lines of credit available to us, issuing shares of our capital stock and receiving cash that we had previously pledged or otherwise deposited as security for our lenders and creditors. For the three months ended March 31, 2015 and 2014, we did not draw down any amounts under our loan agreements with D4 Holdings, although on April 23, 2015 we received $200,000 from D4 Holdings pursuant to a notice of borrowing under the Fourth Loan Agreement, as amended, as discussed below.

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

During the three months ended March 31, 2015, no options to purchase shares of our common stock were exercised by our employees and directors.

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

On July 5, 2011, we received a notice from the New York City Department of Finance that claimed that we had not paid commercial rent tax required under the New York City Administrative Code from June 1998 through May 2008 for the two offices that we had leased during that time. The notice stated that we are obligated to pay the outstanding tax amounts, as well as significant interest and penalties that were assessed on the unpaid amounts as well as for the failure to file the applicable tax returns. We engaged outside counsel, which began discussions with the Department of Finance, and contested the assessment and simultaneously attempted to negotiate a significant reduction in the amounts to be paid. Our appeal was rejected in July 2012 by an examiner in the Department of Finance, and we subsequently engaged and begun discussions with a manager in the Department of Finance and submitted additional supporting materials.

In June 2013 we submitted a settlement offer, which the Department of Finance did not accept, and discussions continued. In November 2013 we filed a request for a conciliation conference with the Department of Finance, which was held in February 2014. Following the conference the parties continued to engage in discussions. The parties met again in September 2014 and the Department of Finance made a counter-offer, which we did not accept. On February 24, 2015, we received a notice of conciliation decision from the Department of Finance, which stated that at as a result of our failure to accept the Department of Finance's settlement offer the statutory notice issued by the Department of Finance on July 5, 2011 was affirmed. We intend to file a petition on or before May 22, 2015 to request a hearing with the New York City Tax Appeals Tribunal.

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

On April 3, 2012, we entered into an amendment to our sales agency agreement with ACN and our introducer agreement with ACN Europe. Pursuant to the terms of the amendment, beginning April 1, 2012, we are required to pay all current commissions on a timely basis as required under the agreements and a late fee in the amount of one percent per month of any past-due, unpaid commissions (which, as of March 31, 2015, was equal to approximately $1,742,000). In addition, beginning July 15, 2012, we are required to pay down any unpaid past due amounts in an amount equal to at least $15,000 per month through June 15, 2013, and at least $25,000 per month thereafter until such time as the unpaid balance is paid in full, and are required to pay in full any unpaid, past due amounts upon 30 days' notice.

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
23

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

On February 25, 2015, D4 Holdings sent a letter to our board of directors that indicated that within three to four weeks of the date of the letter D4 Holdings intended to initiate a tender offer to purchase all of the outstanding shares of our common stock not owned by D4 Holdings at a purchase price of $0.01 per share in cash. D4 Holdings stated that it is not willing to enter into further forbearance arrangements with us or to provide us additional financing. Finally, D4 Holdings indicated that, in its capacity as our majority stockholder, it is presently not interested in either selling its shares or voting in favor of any alternative transaction, including a merger or sale of our assets or business or similar transaction.

On March 26, 2015, D4 Holdings sent a letter to our board of directors that indicated that D4 Holdings withdraws its previous offer and instead proposes to acquire the company through a merger of us with a newly-formed acquisition subsidiary of D4 Holdings. The transaction will be structured as a stock purchase, pursuant to which D4 Holdings will purchase all of the outstanding shares of our common stock not owned by D4 Holdings. D4 Holdings restated its previous offer of $0.01 per share, to be paid in cash from its own funds, and accordingly there will be no financing contingency. In addition, D4 Holdings will assume all of our outstanding debt, currently valued at approximately $7.9 million. The completion of the transaction will be conditioned upon, among other things, approval by a special committee of our board of directors consisting of independent directors. If the transaction is completed, our common stock will no longer be registered under Section 12 of the Exchange Act.

On April 23, 2015, each of the Deltathree Entities entered into the Amendment to Fourth Loan and Security Agreement and Promissory Note, dated as of April 23, 2015 (the “Amendment”) with D4 Holdings. The Amendment amended the Fourth Loan Agreement and the promissory note executed in connection therewith and the D4 Holdings Forbearance Agreement. Pursuant to the terms of the Amendment, the maximum principal amount under the Fourth Loan Agreement was increased from $300,000 to $500,000 and the principal sum in the related promissory note was amended from $300,000 to $500,000. On April 23, 2015, we received $200,000 from D4 Holdings pursuant to a notice of borrowing under the Fourth Loan Agreement, as amended.

As of March 31, 2015, we had negative working capital equal to approximately $9.5 million as well as negative stockholders’ equity equal to approximately $9.4 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future and will not be able to return to positive cash flow before we require additional cash in the immediate term. We may experience difficulties accessing the equity and debt markets and raising additional capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which could make it difficult for us to obtain loans or to access the capital markets. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.

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

Due to our ongoing losses and reduction in cash, we initiated restructuring activities beginning in the second quarter of 2011 in an effort to cut operating costs significantly and better align our operations with our current business model.  In accordance with the restructuring, we instituted a reduction in force and decreased the number of five employees from approximately 53 to 32, reduced the salaries of all remaining employees by five percent, and decreased non-material expenses as well as payments to be made to vendors and other third parties. In addition, in December 2013 we instituted an additional, smaller reduction in force. As of March 31, 2015, we had 11 full time employees. During March 2014, as an incentive for our remaining employees we reversed the five-percent reduction in salaries that we instituted in 2011.

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

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of March 31, 2015, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 26, 2015, we were informed that a complaint had been filed in the United States District Court for the Eastern District Court of Texas by UrgenSync, LLC against us, claiming infringement of a patent claimed to be owned by UrgenSync. We are currently investigating the matter and reviewing the alleged complaint and intend to defend ourself vigorously.

On February 24, 2015, we received a notice of conciliation decision from the Department of Finance, which stated that at as a result of our failure to accept the Department of Finance's settlement offer the statutory notice issued by the Department of Finance on July 5, 2011 was affirmed. We intend to file a petition on or before May 22, 2015 to request a hearing with the New York City Tax Appeals Tribunal.

Except as set forth above, there have been no material changes to our Legal Proceedings as described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

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

DELTATHREE, INC.

Date: May 12, 2015	By:	/s/ Effi Baruch
Name: Effi Baruch
Title: Chief Executive Officer, President, Senior Vice President of Operations and Technology and Secretary (Principal Executive Officer)

Date: May 12, 2015	By:	/s/ Yochai Ozeri
Name: Yochai Ozeri
Title: Director of Finance and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Fourth Loan and Security Agreement and Promissory Note, dated as of April 23, 2015, by and among deltathree, Inc., Delta Three Israel, Ltd., DME Solutions, Inc. and D4 Holdings, LLC (incorporated by reference from our Curent Report on Form 8-K filed on April 27, 2015).

31.1	Certification of the Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

